Form 10-Q
period 2015-09-30
Associated Capital Group, Inc.
filed 2015-12-16
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 001-37387

ASSOCIATEDCAPITAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-3965991
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Corporate Center, Rye, NY	10580-1422
(Address of principle executive offices)	(Zip Code)

(203) 629-9595
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", "accelerated filer", and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2015
Class A Common Stock, .001 par value	(Including 556,100 restricted stock awards)	6,247,452
Class B Common Stock, .001 par value		19,196,792

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Combined Financial Statements

Condensed Combined Statements of Financial Condition:
- September 30, 2015
- December 31, 2014
- September 30, 2014

Condensed Combined Statements of Operations:
- Three months ended September 30, 2015 and 2014
- Nine months ended September 30, 2015 and 2014

Condensed Combined Statements of Comprehensive Income:
- Three months ended September 30, 2015 and 2014
- Nine months ended September 30, 2015 and 2014

Condensed Combined Statements of Equity:
- Nine months ended September 30, 2015 and 2014

Condensed Combined Statements of Cash Flows:
- Nine months ended September 30, 2015 and 2014

Notes to Unaudited Condensed Combined Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Included in Item 2)

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

SIGNATURES

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2015	2014	2014
ASSETS
Cash and cash equivalents	$363,055	$285,530	$346,239
Investments in securities	92,822	220,595	218,250
Investments in registered investment companies	115,046	39,537	39,520
Investments in partnerships	101,022	107,646	107,431
Receivable from brokers	52,595	74,407	79,356
Investment advisory fees receivable	1,991	4,145	1,375
Receivable from affiliates	202	402	162
Goodwill	3,254	3,254	3,254
Other assets	882	19,178	2,951
Total assets	$730,869	$754,694	$798,538

LIABILITIES AND EQUITY
Payable to brokers	$49,365	$43,397	$46,237
Income taxes payable and deferred tax liabilities	8,832	16,363	20,338
Compensation payable	5,046	9,179	5,695
Securities sold, not yet purchased	5,577	10,595	14,180
Mandatorily redeemable noncontrolling interests	1,257	1,302	1,304
Payable to affiliates	23,369	20,733	21,445
Accrued expenses and other liabilities	1,846	1,864	3,028
Total liabilities	95,292	103,433	112,227

Redeemable noncontrolling interests	6,018	68,334	56,086

Equity	624,792	573,749	620,725
Accumulated other comprehensive income	4,767	9,178	9,500
Total equity	629,559	582,927	630,225

Total liabilities and equity	$730,869	$754,694	$798,538

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Investment advisory and incentive fees	$2,240	$1,832	$6,295	$5,066
Institutional research services	2,063	2,540	6,130	6,720
Other	387	523	1,422	1,565
Total revenues	4,690	4,895	13,847	13,351
Expenses
Compensation	5,079	4,313	16,555	14,376
Management fee	(1,374)	(1,038)	(878)	(265)
Stock based compensation	630	476	1,895	1,371
Other operating expenses	1,436	1,892	4,704	5,541
Total expenses	5,771	5,643	22,276	21,023

Operating loss	(1,081)	(748)	(8,429)	(7,672)
Other income (expense)
Net gain/(loss) from investments	(11,539)	(9,140)	(834)	3,561
Interest and dividend income	551	805	2,303	2,694
Interest expense	(323)	(295)	(984)	(1,022)
Total other income/(expense), net	(11,311)	(8,630)	485	5,233
Income before income taxes	(12,392)	(9,378)	(7,944)	(2,439)
Income tax provision/(benefit)	(4,388)	(2,561)	(3,154)	(488)
Net loss	(8,004)	(6,817)	(4,790)	(1,951)
Net loss attributable to noncontrolling interests	(464)	(3,034)	(490)	(2,605)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(7,540)	$(3,783)	$(4,300)	$654

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss	$(8,004)	$(6,817)	$(4,790)	$(1,951)
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale (a)	(4,605)	(1,039)	(4,411)	(2,105)
Other comprehensive loss	(4,605)	(1,039)	(4,411)	(2,105)

Comprehensive loss	(12,609)	(7,856)	(9,201)	(4,056)
Less: Comprehensive loss attributable to noncontrolling interests	464	3,034	490	2,605

Comprehensive loss attributable to Associated Capital Group, Inc.	$(12,145)	$(4,822)	$(8,711)	$(1,451)

(a) Net of income tax benefit of ($2,705), ($610), ($2,591) and ($1,235), respectively.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine months ended September 30, 2015

	Associated Capital Group, Inc stockholders
		Accumulated
		Other		Redeemable
		Comprehensive		Noncontrolling
	Equity	Income	Total	Interests
Balance at December 31, 2014	$573,749	$9,178	$582,927	$68,334
Redemptions of redeemable
noncontrolling interests	-	-	-	(602)
Contributions from redeemable
noncontrolling interests	-	-	-	1,036
Consolidation of a consolidated
feeder fund and a partnership	-	-	-	996
Deconsolidation of an offshore
fund	-	-	-	(63,256)
Net loss	(4,300)	-	(4,300)	(490)
Net unrealized losses on
securities available for sale,
net of income tax benefit ($2,637)	-	(4,490)	(4,490)	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax ($46)	-	79	79	-
Stock based compensation
expense	1,895	-	1,895	-
Net transfers from Parent	53,448	-	53,448	-
Balance at September 30, 2015	624,792	$4,767	$629,559	$6,018

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the NIne months ended September 30, 2014

	Associated Capital Group, Inc stockholders
		Accumulated
		Other		Redeemable
		Comprehensive		Noncontrolling
	Equity	Income	Total	Interests
Balance at December 31, 2013	$483,772	$11,605	$495,377	$6,751
Redemptions of redeemable
noncontrolling interests	-	-	-	(1,666)
Contributions from redeemable
noncontrolling interests	-	-	-	53,607
Net income (loss)	654	-	654	(2,606)
Net unrealized losses on
securities available for sale,
net of income tax benefit ($328)	-	(237)	(237)	-
Amounts reclassed from
accumulated other
comprehensive income,
net of income tax benefit ($1,094)	-	(1,868)	(1,868)	-
Stock based compensation
expense	1,371	-	1,371	-
Net transfers from Parent	134,928	-	134,928	-
Balance at September 30, 2014	$620,725	$9,500	$630,225	$56,086

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(4,790)	$(1,951)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Equity in net gains from partnerships	(669)	(572)
Depreciation and amortization	9	11
Stock based compensation expense	1,895	1,371
Other-than-temporary loss on available for sale securities	150	69
Cost basis of donated securities	73	56
Net gains on sales of available for sale securities	(25)	(2,978)
(Increase) decrease in assets:
Investments in trading securities	29,096	(22,376)
Investments in partnerships:
Contributions to partnerships	(15,170)	(15,698)
Distributions from partnerships	22,800	4,828
Receivable from brokers	(26,094)	(30,506)
Investment advisory fees receivable	1,956	3,876
Other assets	18,421	491
Increase (decrease) in liabilities:
Payable to brokers	43,232	36,236
Income taxes payable and deferred tax liabilities	(4,940)	(892)
Intercompany payable	2,636	2,099
Compensation payable	(4,133)	(8,762)
Mandatorily redeemable noncontrolling interests	(45)	(51)
Accrued expenses and other liabilities	681	236
Total adjustments	69,873	(32,562)
Net cash provided by/(used in) operating activities	$65,083	$(34,513)

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Investing activities
Purchases of available for sale securities	$(43,030)	$(1,228)
Proceeds from sales of available for sale securities	1,013	4,748
Return of capital on available for sale securities	554	827
Net cash provided by (used in) provided by investing activities	(41,463)	4,347

Financing activities
Contributions from redeemable noncontrolling interests	1,036	53,607
Redemptions of redeemable noncontrolling interests	(602)	(1,666)
Repayment of demand loan	-	(10,000)
Net transfer from Parent	53,448	134,928
Net cash provided by financing activities	53,882	176,869
Net increase in cash and cash equivalents	77,502	146,703
Cash and cash equivalents at beginning of period	285,530	199,536
Increase in cash from consolidation	10	-
Increase in cash from deconsolidation	13	-
Cash and cash equivalents at end of period	$363,055	$346,239
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,026	$1,073
Cash paid for taxes	$2	$2

Non-cash activity:
- On January 1, 2015, Associated Capital Group, Inc. was no longer deemed to have control over a certain offshore fund and a certain consolidated feeder fund which resulted in the deconsolidation of that offshore fund and consolidated feeder fund and an increase of approximately $13 of cash and cash equivalents, a decrease of approximately $63,280 of net assets and a decrease of approximately $63,267 of redeemable noncontrolling interests.
- On April 1, 2015, Associated Capital Group, Inc. was deemed to have control over a certain offshore fund and a certain partnership which resulted in the consolidation of that one offshore fund and one partnership and an increase of approximately $10 of cash and cash equivalents, an increase of approximately $986 of other net assets and an increase of approximately $996 of redeemable noncontrolling interest.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

A.  Basis of Presentation and Significant Accounting Policies

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

The Spin-off and Related Transactions

We are a newly formed Delaware corporation organized to be the holding company for the spin-off of GAMCO Investors, Inc. (“GAMCO’s”) alternative investment management business, institutional research services business and certain cash and other assets. Our principal executive offices are located at One Corporate Center, Rye, NY 10580.
On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GSI”) and certain cash and other assets to AC Group. GSI is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GSI and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets. GSI is registered with the Securities and Exchange Commission as an investment advisor under the Investment Advisers Act of 1940, as amended. Certain employees of GAMCO own 1.9% of GSI, and the remaining 4.2% of GSI is owned by individual investors unrelated to GAMCO and AC Group.
We operate our institutional research services business through G.research, LLC ("G.research"), a wholly owned subsidiary of GSI. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Through G.research, we provide institutional research services as well as act as an underwriter. G.research is regulated by the Financial Industry Regulatory Authority ("FINRA"). G.research's revenues are derived primarily from institutional research services.
In addition, the following transactions were also undertaken in connection with the spin-off:
GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250.0 million used to partially capitalize the Company in connection with the spin-off. The GAMCO Note bears interest at 4.0% per annum and has a maturity date of November 30, 2020 with respect to the original principal amount of the GAMCO Note. Interest on the GAMCO Note will accrue from the most recent date for which interest has been paid, or if no interest has been paid, from the effective date of the GAMCO Note; provided, however, that at the election of GAMCO, payment of interest on the GAMCO Note may, in lieu of being paid in cash, be paid, in whole or in part, in kind on the then-outstanding principal amount (a “PIK Amount”). GAMCO will repay the original principal amount of the GAMCO Note to AC Group, in cash, in five equal annual installments of $50 million on each interest payment date up to and including the maturity date and will repay all PIK Amounts added to the outstanding principal amount of the GAMCO Note, in cash, on the fifth anniversary of the date on which each such PIK Amount was added to the outstanding principal amount of the GAMCO Note.  In no event may any interest be paid in kind subsequent to November 30, 2019.  GAMCO may prepay the GAMCO Note prior to maturity without penalty.
In addition, AC Group, through its majority-owned GSI subsidiary, owns 4,393,055 shares of GAMCO Class A common stock (the “Shares”).  The sale was made from GAMCO to GSI in advance of the spin-off.  GSI paid the purchase price by issuing a note to GAMCO in the principal amount of $150 million (the “GSI Note”).  In connection with the spin-off, AC Group received the GSI Note from GAMCO and GSI became a majority-owned subsidiary of AC Group.

Basis of Presentation
The unaudited interim condensed combined financial statements of AC Group included herein have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP in the United States for complete financial statements.  In the opinion of management, the unaudited interim condensed Combined financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

The interim condensed combined financial statements include the accounts of AC Group and its subsidiaries.  Intercompany accounts and transactions are eliminated.

These interim condensed combined financial statements should be read in conjunction with our audited combined financial statements included in our Registration Statement on Form 10 for the year ended December 31, 2014 from which the accompanying condensed combined financial statements were derived.

Use of Estimates

The preparation of the interim condensed combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the interim condensed combined financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied.  Early adoption is not permitted.  The Company is currently evaluating this guidance and the impact it will have on its combined financial statements.

In June 2014, the FASB issued an accounting update clarifying that entities should treat performance targets that could be met after the requisite service period of a share-based payment award as performance conditions that affect vesting.  Therefore, an entity would not record compensation expense (measured as of the grant date) for an award where transfer to the employee is contingent upon satisfaction of the performance target until it becomes probable that the performance target will be met.  The guidance is effective for the Company beginning January 1, 2016.  Early adoption is permitted.  This guidance is not expected to have a material impact on the Company’s combined financial statements.

In February 2015, the FASB issued an accounting update amending the consolidation requirements under GAAP.  This guidance is effective for the Company beginning January 1, 2016.  Early adoption is permitted.  The Company is continuing to analyze the impact, if any, that this update may have on its combined financial statements.

In May 2015, the FASB issued new guidance amending the current disclosure requirements for investments in certain entities that calculate net asset value per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy.  Instead, those investment amounts shall be provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the statement of financial condition.  This new guidance will be effective for the Company’s first quarter of 2016.  The Company is currently evaluating the potential impact on its combined financial statements and related disclosures.

B.  Investment in Securities

Investments in securities at September 30, 2015, December 31, 2014 and September 30, 2014 consisted of the following:

	September 30, 2015		December 31, 2014		September 30, 2014
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$-	$-	$18,994	$18,996	$20,995	$20,999
Common stocks	78,025	87,745	170,977	195,029	167,714	190,939
Mutual funds	2,504	3,180	2,432	3,498	2,416	3,373
Other investments	505	723	743	1,704	753	1,550
Total trading securities	81,034	91,648	193,146	219,227	191,878	216,861

Available for sale securities:
Mutual funds	627	1,174	681	1,368	681	1,389
Total available for sale securities	627	1,174	681	1,368	681	1,389

Total investments in securities	$81,661	$92,822	$193,827	$220,595	$192,559	$218,250

Securities sold, not yet purchased at September 30, 2015, December 31, 2014 and September 30, 2014 consisted of the following:

	September 30, 2015		December 31, 2014		September 30, 2014
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$6,123	$5,482	$9,835	$9,960	$11,699	$13,514
Other investments	8	95	1	635	71	666
Total securities sold, not yet purchased	$6,131	$5,577	$9,836	$10,595	$11,770	$14,180

Investments in sponsored registered investment companies at September 30, 2015, December 31,2014 and September 30, 2014 consisted of the following:

	September 30, 2015		December 31, 2014		September 30, 2014
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$40,097	$41,820	$1	$1	$1	$1
Total trading securities	40,097	41,820	1	1	1	1

Available for sale securities:
Closed-end funds	63,068	70,349	21,962	36,323	21,819	36,142
Mutual funds	1,883	2,877	1,898	3,213	1,922	3,377
Total available for sale securities	64,951	73,226	23,860	39,536	23,741	39,519

Total investments in registered
investment companies	$105,048	$115,046	$23,861	$39,537	$23,742	$39,520

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of the date of each combined statement of financial condition.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  The portion of investments in securities held for resale in anticipation of short-term market movements are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary (“OTT”) which are recorded as realized losses in the condensed combined statements of operations.

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended September 30,
2015	2014
$-	$316	Net gain/(loss) from investments	Realized gain on sale of AFS securities
(150)	-	Net gain/(loss) from investments	OTT impairment of AFS securities
(150)	316	Income before income taxes
56	(117)	Income tax provision
$(94)	$199	Net income/(loss)

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Nine months ended September 30,
2015	2014
$25	$2,978	Net gain/(loss) from investments	Realized gain on sale of AFS securities
-	53	Other operating expenses/net gain from investments	Realized gain on donation of AFS securities
(150)	(69)	Net gain/(loss) from investments	OTT impairment of AFS securities
(125)	2,962	Income before income taxes
46	(1,094)	Income tax provision
$(79)	$1,868	Net income/(loss)

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed combined statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  At September 30, 2015, December 31, 2014 and September 30, 2014, we held derivative contracts on 170,000 equity shares, 3.8 million equity shares and 2.3 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed combined statements of financial condition.   We had two foreign exchange contracts, one foreign exchange contract and one foreign exchange contract outstanding at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, that are included in receivable from brokers or payable to brokers on the condensed combined statements of financial condition.  Aside from one foreign exchange contract, these transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed combined statements of operations.  The one foreign exchange contract that is designated as a hedge was for a short of British Pounds to hedge the long investment that we have in our London Stock Exchange listed Gabelli Value Plus+ Trust Ltd. closed-end fund which is denominated in British Pounds.  As the underlying investment that is being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain/(loss) from investments on the condensed combined statements of operations and not in accumulated comprehensive income.

The following tables identify the fair values and gains and losses of all derivatives held by the Company (in thousands):

		Asset Derivatives Fair Value				Liability Derivatives Fair Value
Statement of Financial Condition Location		September 30, 2015	December 31, 2014	September 30, 2014	Statement of Financial Condition Location	September 30, 2015	December 31, 2014	September 30, 2014
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$-	$-	Payable to brokers	$36,354	$-	$-
Sub total		$-	$-	$-		$36,354	$-	$-
Derivatives Not Designated As Hedging Instruments Under Fasb Asc 815-20
Equity contracts	Investments in securities	$143	$896	$800	Securities sold, not yet purchased	$95	$635	$666
Foreign exchange contracts	Receivable from brokers	-	-	-	Payable to brokers	5,172	5,470	6,343
Sub total		$143	$896	$800		$5,267	$6,105	$7,009
Total derivatives		$143	$896	$800		$41,621	$6,105	$7,009

Type of Derivative	Income Statement Location	Three Months ended September 30,		Nine Months ended September 30,
		2015	2014	2015	2014
Foreign exchange contracts	Net gain/(loss) from investments	$1,985	$482	$1,885	$541
Equity contracts	Net gain/(loss) from investments	27	758	199	591
Total		$2,012	$1,240	$2,084	$1,132

The Company is a party to enforceable master netting arrangements for swaps entered into as part of the investment strategy of the Company’s proprietary portfolio.  They are typically not used as hedging instruments.  These swaps, while settled on a net basis with the counterparties, major U.S. financial institutions, are shown gross in assets and liabilities on the condensed combined statements of financial condition.  The swaps have a firm contract end date and are closed out and settled when each contract expires.

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(In thousands)
September 30, 2015	$143	$-	$143	$(89)	$-	$54
December 31, 2014	896	-	896	(634)	-	262
September 30, 2014	$800	$-	$800	$(657)	$-	$143

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(In thousands)
September 30, 2015	$89	$-	$89	$(89)	$-	$-
December 31, 2014	634	-	634	(634)	-	-
September 30, 2014	$657	$-	$657	$(657)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of September 30, 2015, December 31, 2014 and September 30, 2014:

	September 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Closed-end Funds	63,068	10,128	(2,847)	70,349
Mutual funds	2,510	1,620	(79)	4,051
Total available for sale securities	$65,578	$11,748	$(2,926)	$74,400

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Closed-end Funds	21,962	14,398	(37)	36,323
Mutual funds	2,579	2,030	(28)	4,581
Total available for sale securities	$24,541	$16,428	$(65)	$40,904

	September 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Closed-end Funds	21,819	14,325	(2)	36,142
Mutual funds	2,603	2,163	-	4,766
Total available for sale securities	$24,422	$16,488	$(2)	$40,908

Changes in net unrealized losses, net of taxes, for the three months ended September 30, 2015 and September 30, 2014 of ($4.6) million in losses and ($1.0) million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2015 and September 30, 2014.  Return of capital on available for sale securities was $0.3 million and $0.3 million for the three months ended September 30, 2015 and September 30, 2014, respectively.  During the three months ended September 30, 2015, there were no proceeds from the sales of investments available for sale and no gross gains on the sale of investments available for sale.  Proceeds from sales of investments available for sale were approximately $0.5 million for the three months ended September 30, 2014.  For the three months ended September 30, 2014, gross gains on the sale of investments available for sale amounted to $0.3 million and were reclassified from other comprehensive income into net gain from investments in the condensed combined statements of operations.  There were no losses on the sale of investments available for sale for the three months ended September 30, 2015 or September 30, 2014.  Changes in net unrealized losses, net of taxes, for the nine months ended September 30, 2015 and September 30, 2014 of $(4.4) million in losses and $(2.1) million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2015 and September 30, 2014.  Return of capital on available for sale securities was $0.6 million and $0.8 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.  Proceeds from sales of investments available for sale were approximately $1.0 million and $4.7 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.  For the nine months ended September 30, 2015 and September 30, 2014, gross gains on the sale of investments available for sale amounted to $25,000 and $3.0 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed combined statements of operations.  There were no losses on the sale of investments available for sale for the nine months ended September 30, 2015 or September 30, 2014.  The basis on which the cost of a security sold is determined using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	September 30, 2015			December 31, 2014			September 30, 2014
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Closed-end Funds	$40,537	$(2,847)	$37,690	$812	$(37)	$775	$79	$(2)	$77
Mutual Funds	303	(79)	224	303	(28)	275	-	-	-
Total available for sale securities	$40,840	$(2,926)	$37,914	$1,115	$(65)	$1,050	$79	$(2)	$77

At September 30, 2015, there were four holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at September 30, 2015 were mutual funds and closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for two months, one holding was impaired for three months, one holding was impaired for seven months and one holding was impaired for eight months at September 30, 2015.  The value of these holdings at September 30, 2015 was $37.9 million.

At December 31, 2014, there were four holdings in loss positions which were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at December 31, 2014 were mutual funds and closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for one month, one for three months and two for four months at December 31, 2014. The value of these holdings at December 31, 2014 was $1.1 million.

At September 30, 2014, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In this specific instance, the investment at September 30, 2014 was a closed-end fund with diversified holdings across multiple companies and across multiple industries.  The one holding was impaired for one month at September 30, 2014.  The value of this holding at September 30, 2014 was $0.1 million.

For the three months ended September 30, 2015 there were $150,000 of losses on available for sale securities deemed to be other than temporary and a loss has been recorded in net gain from investments.  There were no losses recognized on AFS securities for the three months ended September 30, 2014.  For the nine months ended September 30, 2015 and September 30, 2014, there were $150,000 and $69,000, respectively, of losses on available for sale securities deemed to be other than temporary and a loss has been recorded in net gain from investments.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2015, December 31, 2014 and September 30, 2014 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2015
Cash equivalents	$362,955	$-	$-	$362,955
Investments in partnerships	-	14,319	-	14,319
Investments in securities:
AFS - Mutual funds	1,174	-	-	1,174
Trading - Gov't obligations
Trading - Common stocks	86,970	-	775	87,745
Trading - Mutual funds	3,180	-	-	3,180
Trading - Other	263	143	317	723
Total investments in securities	91,587	143	1,092	92,822
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	70,349	-	-	70,349
AFS - Mutual Funds	2,877	-	-	2,877
Trading - Mutual funds	41,820	-	-	41,820
Total investments in sponsored
registered investment companies	115,046	-	-	115,046
Total investments	206,633	14,462	1,092	222,187
Total assets at fair value	$569,588	$14,462	$1,092	$585,142
Liabilities
Trading - Common stocks	$5,482	$-	$-	$5,482
Trading - Other	-	95	-	95
Securities sold, not yet purchased	$5,482	$95	$-	$5,577

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$285,504	$-	$-	$285,504
Investments in partnerships	-	23,803	-	23,803
Investments in securities:
AFS - Mutual funds	1,368	-	-	1,368
Trading - Gov't obligations	18,996	-	-	18,996
Trading - Common stocks	193,735	1	1,293	195,029
Trading - Mutual funds	3,498	-	-	3,498
Trading - Other	513	897	294	1,704
Total investments in securities	218,110	898	1,587	220,595
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	36,323	-	-	36,323
AFS - Mutual Funds	3,213	-	-	3,213
Trading - Mutual funds	1	-	-	1
Total investments in sponsored
registered investment companies	39,537	-	-	39,537
Total investments	257,647	24,701	1,587	283,935
Total assets at fair value	$543,151	$24,701	$1,587	$569,439
Liabilities
Trading - Common stocks	$9,960	$-	$-	$9,960
Trading - Other	-	635	-	635
Securities sold, not yet purchased	$9,960	$635	$-	$10,595

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2014 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Balance as of
	Markets for Identical	Observable	Unobservable	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Cash equivalents	$346,093	$-	$-	$346,093
Investments in partnerships	-	24,094	-	24,094
Investments in securities:
AFS - Mutual funds	1,389	-	-	1,389
Trading - Gov't obligations	20,999	-	-	20,999
Trading - Common stocks	190,215	-	724	190,939
Trading - Mutual funds	3,373	-	-	3,373
Trading - Other	453	803	294	1,550
Total investments in securities	216,429	803	1,018	218,250
Investments in sponsored registered investment companies:
AFS - Closed-end Funds	36,142	-	-	36,142
AFS - Mutual Funds	3,377	-	-	3,377
Trading - Mutual funds	1	-	-	1
Total investments in sponsored
registered investment companies	39,520	-	-	39,520
Total investments	255,949	24,897	1,018	281,864
Total assets at fair value	$602,042	$24,897	$1,018	$627,957
Liabilities
Trading - Common stocks	$13,514	$-	$-	$13,514
Trading - Other	-	666	-	666
Securities sold, not yet purchased	$13,514	$666	$-	$14,180

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June 30,	Unrealized Gains or		Included in	and			Transfers
	2015	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$920	$(145)	$-	$-	$(145)	$-	$-	$-	$775
Trading - Other	298	19	-	-	19	-	-	-	317
Total	$1,218	$(126)	$-	$-	$(126)	-	$-	$-	$1,092

There were no transfers between any Levels during the three months ended September 30, 2015.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June 30,	Unrealized Gains or		Included in	and			Transfers
	2014	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Tading - Common
stocks	$716	$8	$-	$-	$8	$-	$-	$-	$724
Trading - Other	294	-	-	-	-	-	-	-	294
Total	$1,010	$8	$-	$-	$8	$-	$-	$-	$1,018

There were no transfers between any Levels during the three months ended September 30, 2014.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2014	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$1,293	$(166)	$-	$-	$(166)	$6	$(358)	$-	$775
Trading - Other	294	102	-	-	102	5	(84)	-	317
Total	$1,587	$(64)	$-	$-	$(64)	11	$(442)	$-	$1,092

There were securities with a value of $0.4 million that were transferred out of Level 3 as a result of the deconsolidation of an offshore fund during the first quarter of 2015 which are reflected in sales above.  There were no transfers between Levels 1 or 2 during the nine months ended September 30, 2015.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2014 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2013	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$700	$24	$-	$-	$24	$-	$-	$-	$724
Trading - Other	284	-	-	-	-	10	-	-	294
Total	$984	$24	$-	$-	$24	$10	$-	$-	$1,018

There were no transfers between any Levels during the nine months ended September 30, 2014.

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $87.2 million, $94.2 million and $93.2 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”). We also have investments in unaffiliated entities of $13.8 million, $13.4 million and $14.2 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively (the “unaffiliated entities”).  On a quarterly basis, we evaluate each entity for the appropriate accounting treatment and disclosure.  Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated.

For those entities where consolidation is not deemed to be appropriate, we report them in our condensed combined statement of financial condition under the caption “Investments in partnerships”.  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds (“CFFs”) under the caption Net gain/(loss) from investments on the condensed combined statements of operations.

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2013	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at September 30, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	1	-	1	1	-	1	2
Deconsolidated entities	-	(1)	-	-	-	(1)	-	(2)
Entities consolidated at September 30, 2015	1	2	-	2	1	-	2	4

At and for the nine months ended September 30, 2015, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the nine months ended September 30, 2015, the one CFF VOE and one Partnership VOE are consolidated because the unaffiliated partners or shareholders lack substantive kick-out rights, and the Company, as either the general partner or investment manager, is deemed to have control.  During the three months ended June 30, 2015, it was determined that an additional Partnership VOE should be consolidated when the Partnership was created on April 1, 2015 without unaffiliated capital and an Offshore Fund VIE should be consolidated as the last unaffiliated investor withdrew during the second quarter.  Additionally, during the three months ended March 31, 2015, an Offshore Fund VOE was deconsolidated as the Company’s ownership percentage fell below 50%, a CFF VOE was deconsolidated when it was closed and a different CFF VOE was consolidated as the last unaffiliated investor withdrew on March 31, 2015.

At and for the nine months ended September 30, 2014 and at December 31, 2014, one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the nine months ended September 30, 2014 and at December 31, 2014, two CFF VOEs, one Partnership VOE and one Offshore Fund VOE are consolidated because the unaffiliated partners or shareholders lack substantive rights, and the Company, as either the general partner or investment manager, is deemed to have control.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	September 30, 2015
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$14,319	$-	$-	$-	$-	$14,319
Equity Method	-	38,313	34,552	6,286	7,552	86,703

Total	$14,319	$38,313	$34,552	$6,286	$7,552	$101,022

	December 31, 2014
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$23,815	$-	$-	$-	$-	$23,815
Equity Method	-	34,382	36,033	6,552	6,864	83,831

Total	$23,815	$34,382	$36,033	$6,552	$6,864	$107,646

	September 30, 2014
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$24,094	$-	$-	$-	$-	$24,094
Equity Method	-	34,965	34,184	6,611	7,577	83,337

Total	$24,094	$34,965	$34,184	$6,611	$7,577	$107,431

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	September 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$362,988	$2	$52	$13	$363,055
Investments in securities	84,306	-	7,807	709	92,822
Investments in sponsored investment companies	115,046	-	-	-	115,046
Investments in partnerships	105,094	4,817	(8,504)	(385)	101,022
Receivable from brokers	50,637	-	1,933	25	52,595
Investment advisory fees receivable	1,977	5	9	-	1,991
Other assets	4,183	16	137	2	4,338
Total assets	$724,231	$4,840	$1,434	$364	$730,869
Liabilities and equity
Securities sold, not yet purchased	$5,231	$-	$140	$206	$5,577
Accrued expenses and other liabilities	89,441	38	155	81	89,715
Redeemable noncontrolling interests	-	4,802	1,139	77	6,018
Total equity	629,559	-	-	-	629,559
Total liabilities and equity	$724,231	$4,840	$1,434	$364	$730,869

	December 31, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$285,455	$(11)	$86	$-	$285,530
Investments in securities	161,501	-	7,801	51,293	220,595
Investments in sponsored investment companies	39,537	-	-	-	39,537
Investments in partnerships	111,389	4,438	(8,181)	-	107,646
Receivable from brokers	22,629	-	623	51,155	74,407
Investment advisory fees receivable	4,375	(6)	(2)	(222)	4,145
Other assets	22,683	-	-	151	22,834
Total assets	$647,569	$4,421	$327	$102,377	$754,694
Liabilities and equity
Securities sold, not yet purchased	$9,991	$-	$-	$604	$10,595
Accrued expenses and other liabilities	54,651	22	24	38,141	92,838
Redeemable noncontrolling interests	-	4,399	303	63,632	68,334
Total equity	582,927	-	-	-	582,927
Total liabilities and equity	$647,569	$4,421	$327	$102,377	$754,694

	September 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$346,134	$7	$98	$-	$346,239
Investments in securities	166,900	-	8,836	42,514	218,250
Investments in sponsored investment companies	39,520	-	-	-	39,520
Investments in partnerships	110,676	4,684	(7,929)	-	107,431
Receivable from brokers	30,859	-	306	48,191	79,356
Investment advisory fees receivable	1,441	17	(1)	(82)	1,375
Other assets	7,180	24	(1,000)	163	6,367
Total assets	$702,710	$4,732	$310	$90,786	$798,538
Liabilities and equity
Securities sold, not yet purchased	$13,549	$-	$-	$631	$14,180
Accrued expenses and other liabilities	58,936	71	31	39,009	98,047
Redeemable noncontrolling interests	-	4,661	279	51,146	56,086
Total equity	630,225	-	-	-	630,225
Total liabilities and equity	$702,710	$4,732	$310	$90,786	$798,538

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended September 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$4,701	$(9)	$(2)	$-	$4,690
Total expenses	5,725	23	20	3	5,771
Operating loss	(1,024)	(32)	(22)	(3)	(1,081)
Total other expense, net	(10,904)	(268)	(120)	(19)	(11,311)
Loss before income taxes	(11,928)	(300)	(142)	(22)	(12,392)
Income tax benefit	(4,388)	-	-	-	(4,388)
Net loss	(7,540)	(300)	(142)	(22)	(8,004)
Net loss attributable to noncontrolling interests	-	(300)	(142)	(22)	(464)
Net loss attributable to AC Group	$(7,540)	$-	$-	$-	$(7,540)

	Three Months Ended September 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$5,110	$(7)	$-	$(208)	$4,895
Total expenses	5,351	20	12	260	5,643
Operating loss	(241)	(27)	(12)	(468)	(748)
Total other expense, net	(6,103)	(186)	(18)	(2,323)	(8,630)
Loss before income taxes	(6,344)	(213)	(30)	(2,791)	(9,378)
Income tax benefit	(2,561)	-	-	-	(2,561)
Net loss	(3,783)	(213)	(30)	(2,791)	(6,817)
Net loss attributable to noncontrolling interests	-	(213)	(30)	(2,791)	(3,034)
Net loss attributable to AC Group	$(3,783)	$-	$-	$-	$(3,783)

	Nine Months Ended September 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$13,890	$(25)	$(4)	$(14)	$13,847
Total expenses	22,099	95	50	32	22,276
Operating loss	(8,209)	(120)	(54)	(46)	(8,429)
Total other income/(expense), net	755	(177)	(102)	9	485
Income before income taxes	(7,454)	(297)	(156)	(37)	(7,944)
Income tax benefit	(3,154)	-	-	-	(3,154)
Net loss	(4,300)	(297)	(156)	(37)	(4,790)
Net loss attributable to noncontrolling interests	-	(297)	(156)	(37)	(490)
Net loss attributable to AC Group	$(4,300)	$-	$-	$-	$(4,300)

	Nine Months Ended September 30, 2014
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$14,007	$(21)	$(2)	$(633)	$13,351
Total expenses	20,221	34	38	730	21,023
Operating income	(6,214)	(55)	(40)	(1,363)	(7,672)
Total other income/(expense), net	6,380	20	19	(1,186)	5,233
Income/(loss) before income taxes	166	(35)	(21)	(2,549)	(2,439)
Income tax benefit	(488)	-	-	-	(488)
Net income/(loss)	654	(35)	(21)	(2,549)	(1,951)
Net (loss) attributable to noncontrolling interests	-	(35)	(21)	(2,549)	(2,605)
Net income attributable to AC Group	$654	$-	$-	$-	$654

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager.  Certain of these vehicles are VIEs, but we are not the primary beneficiary, in all but two cases, because we do not absorb a majority of the entities’ expected losses and/or expected returns, and they are, therefore, not consolidated.  We consolidate the two VIEs where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total net assets of these non-consolidated VIEs at September 30, 2015, December 31, 2014 and September 30, 2014 were $65.8 million, $71.6 million and $59.8 million, respectively.  On September 30, 2015, the maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in one VIE of $9.6 million and the deferred carried interest that we have in another of $38,000 which was included in investments in partnerships on the condensed combined statements of financial condition.  On December 31, 2014 and September 30, 2014, our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs of $10.6 million and $8.6 million, respectively, and the deferred carried interest that we have in another of $43,000 and $44,000, respectively, which was included in investments in partnerships on the condensed combined statements of financial condition.   Additionally, as the general partner or investment manager to these VIEs the Company earns fees in relation to these roles, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed combined statement of income, condensed combined statement of financial condition and condensed combined statement of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIEs that are consolidated and are included on the condensed combined statements of financial condition as well as AC Group’s net interest in the VIEs.  There are two VIEs consolidated at  September 30, 2015 and one VIE consolidated at December 31, 2014 and September 30, 2014:

	September 30,	December 31,	September 30,
	2015	2014	2014
(In thousands)
Cash and cash equivalents	$13	$-	$1
Investments in securities	709	-	-
Investments in partnerships	5,116	13,434	13,618
Receivable from broker	25	-	-
Other assets	3	-	-
Payable to brokers	(62)	-	-
Securities sold, not yet purchased	(206)	-	-
Accrued expenses and other liabilities	(27)	(12)	(15)
Redeemable noncontrolling interests	(615)	(794)	(962)
AC Group's net interests in consolidated VIE	$4,956	$12,628	$12,642

E. Income Taxes

The effective tax rate ("ETR) for the three months ended September 30, 2015 and September 30, 2014 was 35.4% and 27.3%, respectively.  The effective tax rate for the nine months ended September 30, 2015 was 39.7% compared to 20.0% for the prior year nine month period.

F. Stockholders’ Equity

Shares outstanding were 25.5 million, 25.9 million and 25.9 million on September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Voting Rights

The holders of Class A Common stock (“Class A Stock”) and Class B Common stock (“Class B Stock”) have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.

Stock Award and Incentive Plan

The Company maintains one Plan approved by the shareholders, which is designed to provide incentives which will attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock.  Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 0.9 million shares of Class A Stock have been reserved for issuance under the Plans by a committee of the Board of Directors responsible for administering the Plans (“Compensation Committee”).  Under the Plan, the committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.

On November 30, 2015, in connection with the spin-off of the Company from GAMCO on a one for one basis, the Company issued 554,100 AC RSA shares to employees who held 554,100 GAMCO RSA shares.  As of September 30, 2015, December 31, 2014 and September 30, 2014, there were 688,550 RSA shares, 710,750 RSA shares and 639,750 RSA shares outstanding, respectively, that were previously issued at an average weighted GAMCO grant price of $67.34, $67.45 and $65.12, respectively.  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended September 30, 2015 and September 30, 2014, we recognized stock-based compensation expense of $0.6 million and $0.5 million, respectively.  For the nine months ended September 30, 2015 and September 30, 2014, we recognized stock-based compensation expense of $1.9 million and $1.4 million, respectively.  Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2014	2015	2016	2017	2018	2019
Q1	$448	$638	$466	$331	$223	$179
Q2	447	627	466	331	216	179
Q3	476	630	376	295	195	161
Q4	550	1,921	331	257	179	148
Full Year	$1,921	$3,816	$1,639	$1,214	$813	$667

	2020	2021	2022	2023	2024
Q1	$101	$65	$42	$22	$4
Q2	91	65	42	22	4
Q3	76	52	31	12	3
Q4	65	42	22	4	-
Full Year	$333	$224	$137	$60	$11

The total compensation cost related to non-vested RSAs not yet recognized is approximately $7.0 million as of September 30, 2015.

G. Goodwill and Identifiable Intangible Assets

At September 30, 2015, $3.3 million of goodwill is reflected within other assets on the condensed combined statements of financial condition with $3.3 million related to a 94%-owned subsidiary, Gabelli Securities, Inc.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended September 30, 2015 or September 30, 2014, and as such there was no impairment analysis performed or charge recorded.

H. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed combined financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2015.

The Company indemnifies the clearing brokers of G.research, LLC, our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At September 30, 2015, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed combined financial statements.

I. Spin-Off from GAMCO

The following tables set forth our unaudited pro forma condensed combined statements of income for the three months ended September 30, 2015 and 2014 and our unaudited pro forma condensed combined statement of financial condition as of September 30, 2015 (collectively, the ‘‘Associated Capital Group Unaudited Pro Forma Combined Condensed Combined Financial Statements’’). The Associated Capital Group Unaudited Pro Forma Condensed Combined Financial Statements were derived from our historical condensed combined financial statements, included elsewhere within this Form 10-Q. Our unaudited pro forma condensed combined statements of income for the three months ended September 30, 2015 has been prepared as though the distribution occurred as of July 1, 2015 and our unaudited pro forma condensed combined statement of financial condition at September 30, 2015 has been prepared as though the distribution occurred as of September 30, 2015.

Our unaudited pro forma condensed combined financial data presented below should be read in conjunction with, the Company's unaudited Financial Statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's audited annual financial statements included in our Registration Statement on Form 10 filed with the SEC on October 30, 2015 to help provide an understanding of our financial condition, changes in financial condition and results of operations.

Our unaudited pro forma condensed combined financial data are for illustrative purposes only and do not reflect what our financial position and results of operations would have been had the spin-off occurred on the date indicated and are not necessarily indicative of our future financial position and future results of operations.

The following unaudited pro forma financial information presented on the Condensed Combined Pro Forma Statement of Financial Condition as of September 30, 2015 is based on AC Group’s historical financial statements as adjusted to reflect the impact of certain transactions that were undertaken as part of the spin-off from GAMCO:

(a) The sale of 4,393,055 shares of GAMCO Class A stock to GSI in return for the $150 million GSI Note.
(b) The subsequent contribution by GAMCO of the GSI Note to AC Group.
(c) The issuance of the $250 million GAMCO Note to AC Group.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED PRO FORMA STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2015
(Dollars in thousands, except per share data)

		Pro Forma
	Historical	Adjustments		Pro Forma
ASSETS
Cash and cash equivalents	$363,055	$-		363,055
Investments in securities	92,822	150,000	(a)	242,822
Investments in registered investment companies	115,046	-		115,046
Investments in partnerships	101,022	-		101,022
Receivable from brokers	52,595	-		52,595
Investment advisory fees receivable	1,991	-		1,991
Receivable from affiliates	202	-		202
Goodwill	3,254	-		3,254
Other assets	882	-		882
Total assets	$730,869	$150,000		880,869

LIABILITIES AND EQUITY
Payable to brokers	$49,365	$-		$49,365
Income taxes payable and deferred tax liabilities	8,832	-		8,832
Compensation payable	5,046	-		5,046
Securities sold, not yet purchased	5,577	-		5,577
Mandatorily redeemable noncontrolling interests	1,257	-		1,257
Payable to affiliates	23,369	-		23,369
Accrued expenses and other liabilities	1,846	-		1,846
Total liabilities	$95,292	$-		$95,292

Redeemable noncontrolling interests	6,018	-		6,018

Equity	624,792	400,000	(b)(c)	1,024,792
Note receivable from GAMCO	-	(250,000)	(c)	(250,000)
Accumulated comprehsive income	4,767	-		4,767
Total equity	629,559	150,000		779,559
Total liabilities and equity	730,869	150,000		880,869

The following unaudited pro forma financial information presented on the Condensed Combined Pro Forma Statements of Operations for the three months ended September 30, 2015 and September 30, 2014 is based on AC Group’s historical financial statements as adjusted to reflect the impact of certain transactions that were undertaken as part of the spin-off from GAMCO:

(a)	Compensation expenses for increased personnel costs in relation to being a stand-alone public company.
(b)	Elimination of the management fee contra-expense which will not exist when the Company is a stand-alone public company.
(c)	Additional costs of being a stand-alone public company including board of director expenses, transfer agent fees, stock exchange listing fees and increased legal and audit fees.
(d)	Interest income on the $250 million GAMCO Note that was issued to AC Group in connection with the spin-off.
(e)	Dividend income on the 4,393,055 shares of GAMCO that were sold to GSI as part of the spin-off.
(f)	Tax adjustments based on the adjustments above using the applicable statutory tax rate.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended				Three Months Ended
	September 30, 2015				September 30, 2014
		Pro Forma				Pro Forma
	Historical	Adjustments		Pro Forma	Historical	Adjustments		Pro Forma
Revenues
Investment advisory and incentive fees	$2,240	$-		$2,240	$1,832	$-		$1,832
Institutional research services	2,063	-		2,063	2,540	-		2,540
Other	387	-		387	523	-		523
Total revenues	4,690	-		4,690	4,895	-		4,895
Expenses
Compensation	5,079	250	(a)	5,329	4,313	250	(a)	4,563
Management fee	(1,374)	1,374	(b)	-	(1,038)	1,038	(b)	-
Stock based compensation	630	-		630	476	-		476
Other operating expenses	1,436	246	(c)	1,682	1,892	246	(c)	2,138
Total expenses	5,771	1,870		7,641	5,643	1,534		7,177

Operating loss	(1,081)	(1,870)		(2,951)	(748)	(1,534)		(2,282)
Other income (expense)
Net gain/(loss) from investments	(11,539)	-		(11,539)	(9,140)	-		(9,140)
Interest and dividend income	551	2,807	(d) (e)	3,358	805	2,763	(d) (e)	3,568
Interest expense	(323)	-		(323)	(295)	-		(295)
Total other income/(expense), net	(11,311)	2,807		(8,504)	(8,630)	2,763		(5,867)
Income before income taxes	(12,392)	937		(11,455)	(9,378)	1,229		(8,149)
Income tax provision/(benefit)	(4,388)	349	(f)	(4,039)	(2,561)	455	(f)	(2,106)
Net loss	(8,004)	588		(7,416)	(6,817)	774		(6,043)
Net loss attributable to noncontrolling interests	(464)	-		(464)	(3,034)	-		(3,034)
Net income/(loss) attributable to Associated
Capital Group, Inc.'s shareholders	$(7,540)	$588		$(6,952)	$(3,783)	$774		$(3,009)
Net income/(loss) attributable to Associated
Capital Group, Inc.'s shareholders per share:
Basic	$(0.30)	$0.02		$(0.28)	$(0.15)	$0.03		$(0.12)
Diluted	$(0.30)	$0.02		$(0.28)	$(0.15)	$0.03		$(0.12)
Weighted average shares outstanding:
Basic	24,947	24,947		24,947	25,296	25,296		25,296
Diluted	25,241	25,241		25,241	25,517	25,517		25,517

J. Subsequent Events

On October 12, 2015, the Board of Directors of GAMCO accelerated the vesting of the November 2013 grant of restricted stock awards (“RSAs”) to be effective on October 19, 2015. There were 130,650 RSAs outstanding relating to this grant. As a result of the acceleration, AC will incur a fourth quarter non-cash charge of $1.3 million or $0.03 per diluted share (after management fee and tax benefit).  557,900 RSAs remained outstanding after the acceleration of the November 2013 grant.

On November 2, 2015, GAMCO announced that its Board of Directors had approved the spin-off of AC, which includes GAMCO’s alternative investment management business, its institutional research services business and financial assets.  The distribution occurred at 11:59 p.m. on November 30, 2015 with GAMCO shareholders receiving one share of AC class A common stock for each share of GAMCO class A common stock held on November 12, 2015, the record date, and one share of AC class B common stock for each share of GAMCO class B common stock held on the record date.

GAMCO issued a promissory note (the "GAMCO Note") to AC Group that bears interest at 4.0% per annum and has a maturity date of November 30, 2020 with respect to the original principal amount of the GAMCO Note. Interest on the GAMCO Note will accrue from the most recent date for which interest has been paid, or if no interest has been paid, from the effective date of the GAMCO Note; provided, however, that at the election of GAMCO, payment of interest on the GAMCO Note may, in lieu of being paid in cash, be paid, in whole or in part, in kind on the then-outstanding principal amount (a “PIK Amount”). GAMCO will repay the original principal amount of the GAMCO Note to AC, in cash, in five equal annual installments of $50 million on each interest payment date up to and including the maturity date and will repay all PIK Amounts added to the outstanding principal amount of the GAMCO Note, in cash, on the fifth anniversary of the date on which each such PIK Amount was added to the outstanding principal amount of the GAMCO Note.  In no event may any interest be paid in kind subsequent to November 30, 2019.  GAMCO may prepay the GAMCO Note prior to maturity without penalty.

As part of the spin-off from GAMCO , on November 27, 2015 Gabelli Securities, Inc. (“GSI”) purchased from GAMCO 4,393,055 shares of GAMCO class A common stock at a price of $34.1448 per share, based on the average of the volume weighted average price for GAMCO class A stock on an “ex-Distribution” basis from November 9, 2015 through and including November 27, 2015.  GSI paid for the purchase by issuing a note to GAMCO in the principal amount of $150.0 million (the “GSI Note”).  The GSI Note was then contributed by GAMCO to AC and GSI became a majority-owned subsidiary of AC on November 30, 2015 in connection with the completion of the spin-off.

On December 10, 2015, the Board of Directors initiated a Stock Repurchase Program and authorized the repurchase of up to 500,000 shares.

From October 1, 2015 to December 16, 2015, the Company repurchased 1,500 shares at $29.08 per share.  As a result, there are 498,500 shares available to be repurchased under this existing buyback plan at December 16, 2015.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited Financial Statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's audited annual financial statements included in our Registration Statement on Form 10 filed with the SEC on October 30, 2015 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

Factors Affecting Financial Condition and Results of Operations

The Company’s condensed combined statements of financial condition at September 30, 2015, December 31, 2014, and September 30, 2014 and the Company's condensed combined statements of operations for the three and nine months ended September 30, 2015 and 2014 were prepared on a standalone basis derived from the combined financial statements and accounting records of GAMCO Investors, Inc. (“GAMCO”), and are presented as carve-out financial statements as the Company was not a standalone public company prior to the Spin-off.

The combined statements of operations for the periods ended September 30, 2015 and 2014, respectively, include allocations for certain support functions that were provided on a centralized basis by GAMCO and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of headcount or other measures. Management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The unaudited Pro Forma condensed combined financial statements were derived from our historical condensed combined financial statements and include adjustments to reflect certain transactions that were undertaken as part of the spin-off. Our unaudited Pro Forma condensed combined statements of income for the three months ended September 30, 2015 has been prepared as though the distribution occurred as of July 1, 2015. Our unaudited Pro Forma condensed combined statements of income for the nine months ended September 30, 2015 has been prepared as though the distribution occurred as of January 1, 2015. Our Unaudited Pro Forma Condensed Combined statement of financial condition at September 30, 2015 has been prepared as though the distribution occurred at September 30, 2015.

Overview

We are a newly formed Delaware corporation organized to be the holding company for the spin-off of GAMCO Investors, Inc. (“GAMCO’s”) alternative investment management business, institutional research services business and certain cash and other assets.

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GSI”) and certain cash and other assets to AC Group. GSI is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GSI and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets. Certain employees of GAMCO own 1.9% of GSI, and the remaining 4.2% of GSI is owned by individual investors unrelated to GAMCO and AC Group.

We operate our institutional research services business through G.research, LLC ("G.research"), a wholly owned subsidiary of GSI. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Through G.research, we provide institutional research services as well as act as an underwriter. G.research is regulated by the Financial Industry Regulatory Authority ("FINRA"). G.research's revenues are derived primarily from institutional research services.
In addition, the following transactions were also undertaken in connection with the spin-off:
GAMCO issued a promissory note (the “GAMCO Note”) to AC Group that bears interest at 4.0% per annum and has a maturity date of November 30, 2020 with respect to the original principal amount of the GAMCO Note. Interest on the GAMCO Note will accrue from the most recent date for which interest has been paid, or if no interest has been paid, from the effective date of the GAMCO Note; provided, however, that at the election of GAMCO, payment of interest on the GAMCO Note may, in lieu of being paid in cash, be paid, in whole or in part, in kind on the then-outstanding principal amount (a “PIK Amount”). GAMCO will repay the original principal amount of the GAMCO Note to AC, in cash, in five equal annual installments of $50 million on each interest payment date up to and including the maturity date and will repay all PIK Amounts added to the outstanding principal amount of the GAMCO Note, in cash, on the fifth anniversary of the date on which each such PIK Amount was added to the outstanding principal amount of the GAMCO Note.  In no event may any interest be paid in kind subsequent to November 30, 2019.  GAMCO may prepay the GAMCO Note prior to maturity without penalty.
As part of the spin-off from GAMCO, on November 27, 2015 GSI purchased from GAMCO 4,393,055 shares of GAMCO class A common stock at a price of $34.1448 per share, based on the average of the volume weighted average price for GAMCO class A stock on an “ex-Distribution” basis from November 9, 2015 through and including November 27, 2015.  GSI paid for the purchase by issuing a note to GAMCO in the principal amount of $150.0 million (the “GSI Note”).  The GSI Note was then contributed by GAMCO to AC and GSI became a majority-owned subsidiary of AC on November 30, 2015 in connection with the completion of the spin-off.

Organizational Chart

Associated Capital Group, Inc. (NYSE: AC)
93.9% owned
Gabelli Securities, Inc.
100% owned
100% owned
G.research, LLC
Gabelli & Partners LLC

Financial Condition

The following unaudited pro forma financial information presented as of September 30, 2015 is based on AC Group’s historical financial statements as adjusted to reflect the impact of certain transactions that were undertaken as part of the spin-off from GAMCO:

(a)	The sale of 4,393,055 shares of GAMCO Class A stock to GSI in return for the $150 million GSI Note.
(b)	The subsequent contribution by GAMCO of the GSI Note to AC Group.
(c)	The issuance of the $250 million GAMCO Note to AC Group.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
As of September 30, 2015
(Dollars in thousands, except per share data)

		Pro Forma
	As Reported	Adjustments		Pro Forma
ASSETS
Cash and cash equivalents	$363,055	$-		$363,055
Investments in securities	92,822	150,000	(a)	242,822
Investments in registered investment companies	115,046	-		115,046
Investments in partnerships	101,022	-		101,022
Receivable from brokers	52,595	-		52,595
Investment advisory fees receivable	1,991	-		1,991
Receivable from affiliates	202	-		202
Goodwill	3,254	-		3,254
Other assets	882	-		882
Total assets	$730,869	$150,000		$880,869

LIABILITIES AND EQUITY
Payable to brokers	$49,365	$-		$49,365
Income taxes payable and deferred tax liabilities	8,832	-		8,832
Compensation payable	5,046	-		5,046
Securities sold, not yet purchased	5,577	-		5,577
Mandatorily redeemable noncontrolling interests	1,257	-		1,257
Payable to affiliates	23,369	-		23,369
Accrued expenses and other liabilities	1,846	-		1,846
Total liabilities	95,292	-		95,292

Redeemable noncontrolling interests	6,018	-		6,018

Equity	624,792	400,000	(b)(c)	1,024,792
Note receivable from GAMCO	-	(250,000)	(c)	(250,000)
Accumulated comprehsive income	4,767	-		4,767
Total equity	629,559	150,000		779,559
Total liabilities and equity	$730,869	$150,000		$880,869

At September 30, 2015, the Pro Forma book value for the Company was $779.6 million and the Pro Forma book value per diluted share was $30.53 per diluted share.
The Company ended the quarter with cash and investments of $672 million ($822 million on a Pro Forma basis). These assets provide the flexibility to do acquisitions, lift-outs, seed new investment strategies, and co-invest, as well as to fund shareholder compensation, including share repurchases and dividends.

Adjusted Economic Book Value – a Non-GAAP measure
Adjusted Economic book value (“AEBV”) and Adjusted Economic book value per share, are non-GAAP financial measures that management believes are useful for analyzing the Company’s financial condition during the period in which it builds its core operating businesses. For GAAP purposes, the amount of the GAMCO Note, which was issued to the Company as part of the spin-off transaction, is treated as a reduction in equity for the period all or a portion of it is outstanding. The GAMCO Note is expected to be paid down ratably over five years or sooner at GAMCO’s option. As GAMCO pays down the GAMCO Note, the Company's total equity will increase, and once the GAMCO Note is fully paid off by GAMCO, the Company's total equity and AEBV will be the same. AEBV and AEBV per share represent book value and book value per share, respectively, without reducing equity for the period all or any portion of the GAMCO Note is outstanding.
At September 30, 2015, AEBV for the Company was $1.03 billion and the AEBV per diluted share was $40.32 per diluted share calculated as follows:

	Total	Per Share
Total equity as reported	$629,559	$24.65
Add: Pro Forma adjustments	150,000	5.87
Total Pro Forma equity	779,559	30.53
Add: GBL Note	250,000	9.79
Adjusted Economic book value	$1,029,559	$40.32

The following unaudited pro forma financial information presented on the Condensed Combined Pro Forma Statement of Operations is based on AC Group’s historical financial statements as adjusted to reflect the impact of certain transactions that were undertaken as part of the spin-off from GAMCO:

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014
(Unaudited; in thousands, except per share data)
	2015	2014
Revenues
Investment advisory and incentive fees	$2,240	$1,832
Institutional research services	2,063	2,540
Other	387	523
Total revenues	4,690	4,895
Expenses
Compensation	5,329	4,563
Management fee	-	-
Stock based compensation	630	476
Other operating expenses	1,682	2,138
Total expenses	7,641	7,177
Operating loss	(2,951)	(2,282)
Other income (expense)
Net loss from trading securities	(11,539)	(9,140)
Interest and dividend income	3,358	3,568
Interest expense	(323)	(295)
Total other income/(expense), net	(8,504)	(5,867)
Loss before income taxes	(11,455)	(8,149)
Income tax benefit	(4,039)	(2,106)
Net loss	(7,416)	(6,043)
Net loss attributable to noncontrolling interests	(464)	(3,034)
Net loss attributable to Associated Capital Group, Inc.'s shareholders	$(6,952)	$(3,009)

Net loss attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$(0.28)	$(0.12)
Diluted	$(0.28)	$(0.12)

Overview

Net loss attributable to shareholders of AC Group for the quarter was $7.0 million, or $0.28 per fully diluted share, versus $3.0 million, or $0.12 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by increased losses from firm investments, lower revenues and increased compensation costs.

Revenues

Total revenues were $4.7 million for the quarter ended September 30, 2015, $0.2 million, or 4.1%, lower than total revenues of $4.9 million for the quater ended September 30, 2014.

Investment advisory income is directly influenced by the level and mix of average AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $2.1 million for the 2015 quarter compared to $1.8 million for the prior year quarter, an increase of $0.3 million.  This increase is directly correlated to the increase in AUM to $1.085 billion in the third quarter of 2015 from $1.019 billion in the third quarter of 2014.  Incentive fees are directly related to the gains generated for our clients.  We earn a percentage, usually 20%, of the economic gains of our clients’ AUM.  Incentive fees were $64,900 in the 2015 quarter as compared to $3,100 in the 2014 quarter.  Institutional research services revenues in the current year’s third quarter were $2.1 million, a $0.4 million, or 16.0%, decrease from $2.5 million in the prior year’s third quarter resulting from lower brokerage commissions derived from securities transactions executed on an agency basis.

Other revenue was $0.4 million for third quarter of 2015 versus $0.5 million for the third quarter of 2014, a decrease of $0.1 million.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $5.3 million for the quarter ended September 30, 2015, a 15.2% increase from $4.6 million for the quarter ended September 30, 2014.  Fixed compensation costs, which include salaries and benefits, increased to $3.2 million in the 2015 period from $3.0 million in the 2014 period.  Discretionary bonus accruals declined in the third quarter of 2015 to $0.4 million from $0.7 million in the third quarter of 2014.  The remainder of the compensation expenses represents variable compensation that fluctuates with management fee and incentive allocation revenues.  For the third quarter of 2015, variable payouts on revenues were $1.7 million, or 36.2% of revenues, up $0.8 million from the $0.9 million, or 18.4% of revenues in 2014. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Stock based compensation was $0.6 million in 2015, an increase of $0.1 million, as compared to $0.5 million in 2014.  The increase results from the issuance by GAMCO of 158,600 RSAs during 2014.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  In the third quarter of 2015 and 2014, AC did not record a management fee expense as there were no pre-tax profits in either period.

Other operating expenses were $1.7 million during the third quarter of 2015 compared to $2.1 million in prior year third quarter, a decrease of $0.4 million due primarily to the deconsolidation of certain investment funds in 2015 that were included in combined results in 2014.

Other

Net gain/(loss) from investments is directly related to the performance of our proprietary capital accounts.  For the quarter ended September 30, 2015, net loss from investments were $11.5 million, higher by $2.4 million, or 26.4%, from the prior year quater’s loss of $9.1 million and was largely impacted by the relative market performance during these two periods.  In 2015, we realized losses in our trading portfolios of $1.9 million. In 2014, we realized losses in our trading portfolios of $1.6 million and gains from AFS securities of $0.3 million. Additionally, for the holdings in the proprietary portfolio that we held during each period, there were unrealized losses of $9.6 million in 2015, while there were unrealized losses of $7.8 million in 2014.

Interest and dividend income decreased $0.2 million, or 5.6%, to $3.4 million in the 2015 quarter from $3.6 million in the 2014 quarter due to a decrease in dividend income of $0.2 million.  Interest expense remained the same at $0.3 million in 2015 and 2014.

Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014

(Unaudited; in thousands, except per share data)
	2015	2014
Revenues
Investment advisory and incentive fees	$6,295	$5,066
Institutional research services	6,130	6,720
Other	1,422	1,565
Total revenues	13,847	13,351
Expenses
Compensation	17,305	15,126
Management fee	-	410
Stock based compensation	1,895	1,371
Other operating expenses	5,444	6,281
Total expenses	24,644	23,188
Operating loss	(10,797)	(9,837)
Other income
Net gain/(loss) from trading securities	(834)	3,561
Interest and dividend income	10,726	10,985
Interest expense	(984)	(1,022)
Total other income, net	8,908	13,524
Loss before income taxes	(1,889)	3,687
Income tax expense/(benefit)	(914)	1,779
Net income/(loss)	(975)	1,908
Net loss attributable to noncontrolling interests	(490)	(2,605)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(485)	$4,513

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$(0.02)	$0.18
Diluted	$(0.02)	$0.18

Overview

Net loss attributable to shareholders of AC Group for the nine month period was $0.5 million, or $0.02 per fully diluted share, versus net income of $4.5 million, or $0.18 per fully diluted share, in the prior year’s period.  The period to period comparison was impacted by lower income from firm investments and increased stock compensation costs, offset slightly by higher revenues.

Revenues

Total revenues were $13.8 million for the nine months ended September 30, 2015, $0.4 million, or 3.0%, higher than total revenues of $13.4 million for the nine months ended September 30, 2014.

Investment advisory income is directly influenced by the level and mix of AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees were $6.3 million for the 2015 period compared to $5.1 million for the prior year period, an increase of $1.2 million, or 23.5%.  This increase is directly correlated to the increase in AUM to $1.085 billion at September 2015 from $1.019 billion at September 2014.  Incentive fees are directly related to the gains generated for our clients.  We earn a percentage, usually 20%, of the economic gains of our clients’ AUM.  Incentive fees were $64,900 in the 2015 period as compared to $13,600 in the 2014 period.  Institutional research services revenues in the current year’s nine month period were $6.1 million, a $0.6 million, or 9.0%, decrease from $6.7 million in the prior year’s nine month period resulting from lower brokerage commissions derived from securities transactions executed on an agency basis.

Other revenue was $1.4 million for first nine months of 2015 versus $1.6 million for the first nine months of 2014, a decrease of $0.2 million.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $17.3 million for the period ended September 30, 2015, a 14.6% increase from $15.1 million for the period ended September 30, 2014.  Fixed compensation costs, which include salaries and benefits, increased 13.4% to $11.0 million in the 2015 period from $9.7 million in the 2014 period due primarily to higher salaries in 2015 than 2014.  Discretionary bonus accruals declined for the 2015 period to $1.9 million from $2.1 million in the 2014 period.  The remainder of the compensation expenses represents variable compensation that fluctuates with management fee and incentive allocation revenues.  For the nine months of 2015, variable payouts on revenues were $4.4 million, or 31.9% of revenues, up $1.1 million from the $3.3 million, or 24.6% of revenues in the nine months of 2014. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Stock based compensation was $1.9 million in 2015, an increase of $0.5 million, as compared to $1.4 million in 2014.  The increase results from the issuance by GAMCO of 158,600 RSAs during 2014.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  In the first nine months of 2015 and 2014, AC recorded no management fee benefit and $0.4 million, respectively.

Other operating expenses were $5.4 million during the 2015 period compared to $6.3 million in prior year period, an decrease of $0.9 million, or 14.3% due primarily to the deconsolidation of certain investment funds in 2015 that were included in combined results in 2014.

Other

Net gain or loss from investments is directly related to the performance of our proprietary capital accounts.  For the period ended September 30, 2015, net losses from investments were $0.8 million, lower by $4.4 million, from the prior year period’s net gain of $3.6 million and was largely impacted by the relative market performance during these two periods.  In 2015, we realized gains in our trading portfolios of $12.3 million. In 2014, we realized gains in our trading portfolios of $3.3 million and gains from AFS securities of $3.0 million. Additionally, for the holdings in the proprietary portfolio that we held during each period, there were unrealized losses of $13.1 million in 2015, while there were unrealized losses of $2.7 million in 2014.

Interest and dividend income decreased $0.3 million, or 2.7%, to $10.7 million in the 2015 nine month period from $11.0 million in the 2014 nine month period due to lower dividend income of $0.4 million.  Interest expense remained the same at $1.0 million in 2015 and 2014.

ASSETS UNDER MANAGEMENT

Our revenues are highly correlated to the level of assets under management and fees associated with our various investment products, rather than our own corporate assets.  Assets under management, which are directly influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, the addition of new accounts or the loss of existing accounts.  Since various equity products have different fees, changes in our business mix may also affect revenues.  At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues.  General stock market trends will have the greatest impact on our level of assets under management and hence, on revenues.

Assets under management (“AUM”) were $1.085 billion as of September 30, 2015, an increase from AUM of $1.064 billion at June 30, 2015 and increased from the September 30, 2014 AUM of $1.019 billion.

Table I: Fund Flows - 3rd Quarter 2015

		Market
	June 30,	appreciation/	Net cash	September 30,
	2015	(depreciation)	flows	2015

Event Merger Arbitrage (a)	$855	$(19)	$24	$860
Event-Driven Value	133	(10)	36	159
Other	76	(4)	(6)	66
Total AUM	$1,064	$(33)	$54	$1,085

(a)  Includes $40 million and $39 million of seed capital at June 30, 2015 and September 30, 2015, respectively.

Table II: Fund Flows - Year to date September 2015

		Market
	December 31,	appreciation/	Net cash	September 30,
	2014	(depreciation)	flows	2015

Event Merger Arbitrage (a)	$796	$1	$63	$860
Event-Driven Value	167	(9)	1	159
Other	77	(1)	(10)	66
Total AUM	$1,040	$(9)	$54	$1,085

(a)  Includes $70 million and $39 million of seed capital at December 31, 2014 and September 30, 2015, respectively.

Table III: Assets Under Management by Quarter

				% Change From
	September 30,	June 30,	September 30,	June 30,	September 30,
	2015	2015	2014	2015	2014

Event Merger Arbitrage (a)	$860	$855	$806	0.6	6.7
Event-Driven Value	159	133	136	19.5	16.9
Other	66	76	77	(13.2)	(14.3)
Total AUM	$1,085	$1,064	$1,019	2.0	6.5

(a)  Includes $39 million, $40 million and $70 million of seed capital at September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in funds, and investment partnerships.  Cash and cash equivalents are comprised primarily of 100% U.S. Treasury money market funds.  Although investments in partnerships and offshore funds are subject to restrictions as to the timing of distributions, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:
	Nine months ended
	September 30,
	2015	2014
Cash flows provided by (used in):	(in thousands)
Operating activities	$65,083	$(34,513)
Investing activities	(41,463)	4,347
Financing activities	53,882	176,869
Net increase	77,502	146,703
Cash and cash equivalents at beginning of period	285,530	199,536
Increase in cash from Consolidation	10	-
Increase in cash from deconsolidation	13	-
Cash and cash equivalents at end of period	$363,055	$346,239

At September 30, 2015, we had total cash and cash equivalents of $363.1 million, an increase of $77.5 million from December 31, 2014.  Cash and cash equivalents of $0.1 million and investments in securities of $8.5 million held by consolidated investment partnerships and offshore funds may not be readily available for the Company to access.

For the nine months ended September 30, 2015, cash provided by operating activities was $65.1 million, an increase of $99.6 million from cash used in the prior year period of $34.5 million.  Cash was provided through a decrease of $17.9 million in other assets, a $18.5 million decrease in net contributions and distributions to/from partnerships, a $0.4 million increase to accrued expenses and other liabilities, a decrease of $51.5 million in trading securities, a $7.0 million increase in payables to brokers, a decrease in receivable from brokers of $4.4 million, an increase in compensation payable of $4.6 million, an increase in net gains on sales of available for sale securities of $3.0 million and $1.0 million from other sources.  Reducing cash was an increase in investment advisory fees receivables collected of $1.9 million, a decrease in net income of $2.8 million and a decrease in income taxes payable and deferred tax liabilities of $4.0 million.  Cash used in investing activities, related to purchases and proceeds from sales of available for sale securities, was $41.5 million in the first nine months of 2015.  Cash provided by financing activities in the first nine months of 2015 was $53.9 million.

For the nine months ended September 30, 2014, cash used in operating activities was $34.5 million.  Cash provided by investing activities, related to purchases and proceeds from sales of available for sale securities, was $4.3 million in the first nine months of 2014.  Cash provided by financing activities in the first nine months of 2014 was $176.9 million.

Based upon our current level of operations and anticipated growth, we expect that our current cash balances plus cash flows from operating activities and our borrowing capacity will be sufficient to finance our working capital needs for the foreseeable future.  We have no material commitments for capital expenditures.

G.research is subject to certain net capital requirements.   G.research computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at September 30, 2015.  At September 30, 2015, G.research had net capital, as defined, of approximately $8.3 million, exceeding the regulatory requirement by approximately $8.1 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent it engages in other business activities.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since over 90% of our AUM are equities, our financial results are subject to equity-market risk as revenues from our investment management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

The Company’s Chief Investment Officer oversees the proprietary investment portfolios and allocations of proprietary capital among the various strategies.  The Chief Investment Officer and the Board of Directors review the proprietary investment portfolios throughout the year.  Additionally, the Company monitors its proprietary investment portfolios to ensure that they are in compliance with the Company’s guidelines.

Equity Price Risk

The Company earns substantially all of its revenue as advisory and incentive fees from our Investment Partnership assets.  Such fees represent a percentage of AUM or economic gain, and substantially all of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, included in investments in securities of $92.8 million and investments in sponsored registered investment companies of $115.0 million at September 30, 2015 were investments in open-end funds and closed-end funds, largely invested in equity products, of $119.4 million, a selection of common stocks totaling $87.7 million, and other investments of approximately $0.7 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $87.7 million invested in common stocks at September 30, 2015, $71.7 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At September 30, 2015, the fair value of securities sold, not yet purchased was $5.6 million.  Investments in partnerships totaled $101.0 million at September 30, 2015, $62.8 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2015 and December 31, 2014.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2015:
Equity price sensitive investments, at fair value	$174,392	$156,953	$191,831
At December 31, 2014:
Equity price sensitive investments, at fair value	$204,779	$184,301	$225,257

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on September 30, 2015, cash and cash equivalent balance of $363.1 million, a 1% increase in interest rates would increase our interest income by $3.6 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.0% annually, an analysis of a 1% decrease is not meaningful.

Currency Risk

We operate offices outside the United States in London and Shanghai from which we perform sales, marketing and research activities.  We project our future currency needs on a net basis and may from time to time purchase foreign currencies or enter into foreign exchange forward contracts as a way to minimize our foreign exchange risk.  Historically these amounts have not been material.

Critical Accounting Policies and Estimates

The preparation of the condensed combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed combined financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AC Group’s Report on Form 10 filed with the SEC on October 30, 2015 for details on Critical Accounting Policies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, AC Group is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our investment partnerships as well as our proprietary investment and trading activities.  At September 30, 2015, we had equity investments, including open-end funds largely invested in equity products, of $207.8 million.  Investments in open-end funds and closed-end funds, $119.4 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $101.0 million, of which $62.8 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain from investments in the condensed combined statements of operations while the available for sale portfolio changes are recorded in accumulated other comprehensive income in the condensed combined statements of financial condition.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of the date of September 30, 2015, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Information

Our disclosure and analysis in this report contain some forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.  Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation:

·	the adverse effect from a decline in the securities markets
·	a decline in the performance of our products
·	a general downturn in the economy
·	changes in government policy or regulation
·	changes in our ability to attract or retain key employees
·	unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations

We also direct your attention to any more specific discussions of risk contained in our Form 10-Q and other public filings.  We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

Part II:  Other Information

Item 1.	Legal Proceedings

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed combined financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Patrick Dennis
Name: Patrick Dennis
Title: Chief Financial Officer

Date: December 16, 2015