Form 10-Q
period 2016-03-31
Associated Capital Group, Inc.
filed 2016-05-13
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Yes ☒  No ☐

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at April 30, 2016
Class A Common Stock, .001 par value	(Including 551,900 restricted stock awards)	6,189,038
Class B Common Stock, .001 par value		19,196,792

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Condition:
- March 31, 2016
- December 31, 2015
- March 31, 2015

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2016 and 2015

Condensed Consolidated Statements of Equity:
- Three months ended March 31, 2016 and 2015

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2016 and 2015

Notes to Unaudited Condensed Consolidated Financial Statements

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

SIGNATURES

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$203,239	$205,750	$320,373
Investments in securities	184,819	197,264	120,834
Investment in GBL stock	162,807	136,360	-
Investments in registered investment companies	115,916	118,676	120,831
Investments in partnerships	113,147	105,051	106,940
Receivable from brokers	23,278	56,510	19,526
Investment advisory fees receivable	1,463	4,896	1,461
Receivable from affiliates	3,507	7,457	299
Goodwill	3,254	3,254	3,254
Other assets	1,270	1,530	2,523
Total assets	$812,700	$836,748	$696,041

LIABILITIES AND EQUITY
Payable to brokers	$12,251	$50,648	$10,127
Income taxes payable and deferred tax liabilities	13,357	5,669	17,367
Compensation payable	4,893	10,926	4,571
Securities sold, not yet purchased	8,014	9,623	8,569
Mandatorily redeemable noncontrolling interests	1,421	1,129	1,298
Payable to affiliates	673	-	22,760
Accrued expenses and other liabilities	4,072	1,466	1,619
Total liabilities	44,681	79,461	66,311

Redeemable noncontrolling interests	3,752	5,738	5,519

Equity:
Preferred stock, $0.001 par value, 10,000,000.000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,244,452, 6,247,452 and 0 shares
issued, respectively; 6,154,674, 6,242,952 and 0 shares outstanding, respectively	6	6	-
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792, 19,196,792 and 0 shares
issued and outstanding, respectively	19	19	-
Additional paid-in capital	999,644	999,000	-
Parent Company Equity - pre Spin-off	-	-	614,895
Retained earnings	1,131	2,072	-
GBL 4% PIK Note	(250,000)	(250,000)	-
Accumulated other comprehensive income	12,933	(1,857)	9,316
Treasury stock, at cost (89,778, 1,500 and 0 shares, respectively)	(2,464)	(44)	-
Total Associated Capital Group, Inc. stockholders' equity	761,269	749,196	624,211
Noncontrolling interest	2,998	2,353	-
Total equity	764,267	751,549	624,211
Total liabilities and equity	$812,700	$836,748	$696,041

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Investment advisory and incentive fees	$2,068	$1,986
Institutional research services	2,055	2,066
Other	394	515
Total revenues	4,517	4,567
Expenses
Compensation	6,312	5,879
Management fee	274	387
Stock based compensation	644	638
Other operating expenses	1,802	1,543
Total expenses	9,032	8,447

Operating loss	(4,515)	(3,880)
Other income (expense)
Net gain from investments	3,709	6,946
Interest and dividend income	3,434	745
Interest expense	(420)	(334)
Total other income/(expense), net	6,723	7,357
Income before income taxes	2,208	3,477
Income tax provision	661	1,101
Net income	1,547	2,376
Net loss attributable to noncontrolling interests	(46)	(9)
Net income attributable to Associated Capital Group, Inc.'s shareholders	$1,593	$2,385

Net income attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.06	$0.09

Diluted	$0.06	$0.09

Weighted average shares outstanding:
Basic	24,863	25,132

Diluted	25,177	25,414

Dividends declared	$0.10	$-

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015

Net income	$1,547	$2,376
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale (a)	15,514	138
Other comprehensive income	15,514	138

Comprehensive income	17,061	2,514
Less: Comprehensive income/(loss) attributable to noncontrolling interests	678	(9)

Comprehensive income attributable to Associated Capital Group, Inc.	$16,383	$2,523

(a)	Net of income tax expense of $8,726, and $81, respectively.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three Months Ended March 31, 2016

		Associated Capital Group, Inc. shareholders
				Additional		Accumulated			Redeemable
	Noncontrolling	Common	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2015	$2,353	$25	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-	(208)
Deconsolidation of an offshore
fund	-	-	-	-	-	-	-	-	(1,811)
Net income (loss)	(79)	-	1,593	-	-	-	-	1,514	33
Net unrealized losses on
securities available for sale,
net of income tax benefit ($8,726)	724	-	-	-	-	14,790	-	15,514	-
Dividends declared ($0.10 per
share)	-	-	(2,534)	-	-	-	-	(2,534)	-
Stock based compensation
expense	-	-	-	644	-	-	-	644	-
Purchase of treasury stock	-	-	-	-	-	-	(2,420)	(2,420)	-
Balance at March 31, 2016	$2,998	$25	$1,131	$999,644	$(250,000)	$12,933	$(2,464)	$764,267	$3,752

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three Months Ended March 31, 2015

	Associated Capital Group, Inc stockholders
	Parent Company	Accumulated		Redeemable
	Equity	Comprehensive		Noncontrolling
	pre Spin-off	Income	Total	Interests
Balance at December 31, 2014	$573,749	$9,178	$582,927	$68,334
Redemptions of redeemable noncontrolling interests	-	-	-	(441)
Contributions from redeemable noncontrolling interests	-	-	-	891
Deconsolidation of an offshore fund	-	-	-	(63,256)
Net loss	2,385	-	2,385	(9)
Net unrealized losses on securities available for sale,
net of income tax benefit ($89)	-	152	152	-
Amounts reclassified from accumulated other
comprehensive income,net of income tax $(8)	-	(14)	(14)	-
Stock based compensation expense	638	-	638	-
Net transfers from GBL	38,123	-	38,123	-
Balance at March 31, 2015	$614,895	$9,316	$624,211	$5,519

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$1,547	$2,376
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(2,181)	(2,088)
Depreciation and amortization	3	3
Stock based compensation expense	644	638
Net gains on sales of available for sale securities	-	(45)
(Increase) decrease in assets:
Investments in trading securities	9,801	4,603
Investments in partnerships:
Contributions to partnerships	(17,617)	(9,870)
Distributions from partnerships	11,699	13,525
Receivable from affiliates	3,951	-
Receivable from brokers	32,535	6,895
Investment advisory fees receivable	3,414	2,473
Other assets	628	16,680
Increase (decrease) in liabilities:
Payable to brokers	(38,376)	4,215
Income taxes payable and deferred tax liabilities	(1,038)	922
Intercompany payable	673	2,027
Compensation payable	(6,032)	(4,609)
Mandatorily redeemable noncontrolling interests	292	(4)
Accrued expenses and other liabilities	132	487
Total adjustments	(1,472)	35,852
Net cash provided by operating activities	$75	$38,228

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Investing activities
Purchases of available for sale securities	$(219)	$(41,397)
Proceeds from sales of available for sale securities	-	100
Return of capital on available for sale securities	263	217
Net cash provided by (used in) investing activities	44	(41,080)

Financing activities
Redemptions of redeemable noncontrolling interests	(208)	(441)
Net transfer from Parent	-	38,123
Purchase of treasury stock	(2,420)	-
Net cash provided by financing activities	(2,628)	37,682
Net increase in cash and cash equivalents	(2,509)	34,830
Cash and cash equivalents at beginning of period	205,750	285,530
Increase (decrease) in cash from consolidation	(2)	13
Cash and cash equivalents at end of period	$203,239	$320,373
Supplemental disclosures of cash flow information:
Cash paid for interest	$128	$302
Cash paid for taxes	$1,600	$-

Non-cash activity:
-
On January 1, 2016, Associated Capital Group, Inc. was no longer deemed to have control over a certain offshore fund which resulted in the deconsolidation of that offshore fund and a decrease of approximately $1 of cash and cash equivalents, a decrease of approximately $104 of net assets and a decrease of approximately $105 of redeemable noncontrolling interests.

-	On January 1, 2016, Associated Capital Group, Inc. adopted ASU 2015-02, which amends the consolidation requirements of ASC 810. This resulted in the deconsolidation of a certain consolidated feeder fund and a certain limited partnership and a decrease of approximately $1 of cash and cash equivalents, a decrease of approximately $1,705 of net assets and a decrease of approximately $1,706 of redeemable noncontrolling interests.
-
On January 1, 2015, Associated Capital Group, Inc. was no longer deemed to have control over a certain offshore fund and a certain consolidated feeder fund which resulted in the deconsolidation of that offshore fund and consolidated feeder fund and an increase of approximately $13 of cash and cash equivalents, a decrease of approximately $63,280 of net assets and a decrease of approximately $63,267 of redeemable noncontrolling interest.

-  For the three months ended March 31, 2016 and March 31, 2015, the Company accrued dividends on restricted stock awards of $49 and $0, respectively.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

A. Basis of Presentation and Significant Accounting Policies

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

The Spin-off and Related Transactions

We are a Delaware corporation organized to be the parent operating company for the spin-off of GAMCO Investors, Inc.’s (“GAMCO’s”) alternative investment management business, institutional research services operations and certain cash and other assets.

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GSI”) and certain cash and other assets to AC Group. GSI is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GSI and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.  At March 31, 2016, certain employees of GAMCO own 1.9% of GSI, and the remaining 4.2% of GSI is owned by individual investors unrelated to GAMCO and AC Group.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of AC Group included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP in the United States for complete financial statements.  In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries.  Intercompany accounts and transactions are eliminated.

The Company's interim condensed combined consolidated statement of financial condition at March 31, 2015, and the Company's interim condensed combined consolidated statement of income for the three months ended March 31, 2015 were derived from the combined financial statements and accounting records of GAMCO and are presented as carve-out financial statements as the Company was not a standalone public company prior to the spin-off.  For the periods prior to the spin-off of the Company from GAMCO, the combined consolidated financial statements include allocations from GAMCO.  These allocations may not be reflective of the actual level of assets, liabilities, income or costs which would have been incurred had the Company operated as a separate legal entity apart from GAMCO.

The Company's condensed consolidated statements of financial condition at March 31, 2016 and December 31, 2015, and the Company's condensed consolidated statement of income for the three months ended March 31, 2016 are presented based on our actual results as a stand-alone public company subsequent to our spin-off.  References within these Notes to the condensed consolidated statement of financial condition as of March 31, 2016 and December 31, 2015 and the condensed combined consolidated statement of financial condition as of March 31, 2015 shall hereinafter be referred to as the condensed consolidated statements of financial condition.  References within these Notes to the condensed consolidated statement of income for the three months ended March 31, 2016 and the condensed combined consolidated statement of income for the three months ended March 31, 2015 shall hereinafter be referred to as the condensed consolidated statements of income.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied.  Early adoption is not permitted.  The Company is currently evaluating this guidance and the impact it will have on its condensed consolidated financial statements.

In May 2015, the FASB issued new guidance amending the current disclosure requirements for investments in certain entities that calculate net asset value (“NAV”) per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy.  Instead, those investment amounts shall be provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the statement of financial condition.  This new guidance was effective for the Company's first quarter of 2016 and was applied retrospectively.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For public companies, the new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Company is currently evaluating this guidance and the impact it will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  Early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

B. Investment in Securities

Investments in securities (including GBL stock) at March 31, 2016, December 31, 2015 and March 31, 2015 consisted of the following:

	March 31, 2016		December 31, 2015		March 31, 2015
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$99,841	$99,964	$99,897	$99,940	$9,998	$9,998
Common stocks	66,906	79,571	78,974	92,194	84,646	105,190
Mutual funds	2,579	3,215	2,578	3,216	2,505	3,596
Other investments	648	918	570	771	549	762
Total trading securities	169,974	183,668	182,019	196,121	97,698	119,546

Available for sale securities:
Common stocks	150,000	162,807	150,000	136,360	-	-
Mutual funds	627	1,151	627	1,143	627	1,288
Total available for sale securities	150,627	163,958	150,627	137,503	627	1,288

Total investments in securities	$320,601	$347,626	$332,646	$333,624	$98,325	$120,834

Securities sold, not yet purchased at March 31, 2016, December 31, 2015 and March 31, 2015 consisted of the following:

	March 31, 2016		December 31, 2015		March 31, 2015
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$7,951	$7,947	$10,095	$9,537	$8,485	$8,530
Other investments	2	67	24	86	3	39
Total securities sold, not yet purchased	$7,953	$8,014	$10,119	$9,623	$8,488	$8,569

Investments in affiliated registered investment companies at March 31, 2016, December 31, 2015 and March 31, 2015 consisted of the following:

	March 31, 2016		December 31, 2015		March 31, 2015
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$40,097	$43,798	$40,097	$43,133	$37,097	$39,871
Total trading securities	40,097	43,798	40,097	43,133	37,097	39,871

Available for sale securities:
Closed-end funds	60,865	69,052	62,070	72,591	63,538	77,663
Mutual funds	1,841	3,066	1,846	2,952	1,891	3,297
Total available for sale securities	62,706	72,118	63,916	75,543	65,429	80,960

Total investments in affiliated
registered investment companies	$102,803	$115,916	$104,013	$118,676	$102,526	$120,831

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of the date of each consolidated statement of financial condition.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  The portion of investments in securities held for resale in anticipation of short-term market movements are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary (“OTT”) which are recorded as realized losses in the condensed consolidated statements of income.

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three months ended March 31, 2016 and 2015 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended March 31,
2016	2015
$-	$22	Net gain from investments	Realized gain on sale of AFS securities
-	22	Income before income taxes
-	(8)	Income tax provision
$-	$14	Net income

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  At March 31, 2016, December 31, 2015 and March 31, 2015, we held derivative contracts on 317,000 equity shares, 250,000 equity shares and 400,000 equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.   We had two foreign exchange contracts, two foreign exchange contracts and one foreign exchange contract outstanding at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, that are included in receivable from brokers or payable to brokers on the condensed consolidated statements of financial condition.  Aside from one foreign exchange contract, these transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain from investments on the condensed consolidated statements of income.  The one foreign exchange contract that is designated as a hedge was for a short of British Pounds to hedge the long investment that we have in the London Stock Exchange listed Gabelli Value Plus+ Trust Ltd. closed-end fund which is denominated in British Pounds.  As the underlying investment that is being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain from investments on the condensed consolidated statements of income and not in accumulated comprehensive income.

The following tables identify the fair values and gains and losses of all derivatives held by the Company (in thousands):

	Asset Derivatives				Liability Derivatives
	Statement of	Fair Value			Statement of	Fair Value
	Financial Condition	March 31,	December 31,	March 31,	Financial Condition	March 31,	December 31,	March 31,
	Location	2016	2015	2015	Location	2016	2015	2015
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$-	$-	Payable to brokers	$2,875	$37,584	$-
Sub total		$-	$-	$-		$2,875	$37,584	$-
Derivatives Not Designated As Hedging Instruments Under Fasb Asc 815-20
	Investments in				Securities sold,
Equity contracts	securities	$185	$236	$128	not yet purchased	$67	$86	$39
Foreign exchange contracts	Receivable from brokers	-	-	-	Payable to brokers	5,223	5,017	4,991
Sub total		$185	$236	$128		$5,290	$5,103	$5,030
Total derivatives		$185	$236	$128		$8,165	$42,687	$5,030

Type of Derivative	Income Statement Location	Three months ended March 31,
		2016	2015
Foreign exchange contracts	Net gain from investments	$1,192	$597
Equity contracts	Net gain from investments	69	131
Total		$1,261	$728

The Company is a party to enforceable master netting arrangements for swaps entered into as part of the investment strategy of the Company’s proprietary portfolio.  They are typically not used as hedging instruments.  These swaps, while settled on a net basis with the counterparties, major U.S. financial institutions, are shown gross in assets and liabilities on the condensed consolidated statements of financial condition.  The swaps have a firm contract end date and are closed out and settled when each contract expires.

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets	Financial Condition	of Financial Condition	Instruments	Received	Net Amount
Swaps:	(In thousands)
March 31, 2016	$185	$-	$185	$(66)	$-	$119
December 31, 2015	177	-	177	(81)	-	96
March 31, 2015	$128	$-	$128	$(23)	$-	$105

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Liabilities	Financial Condition	of Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(In thousands)
March 31, 2016	$66	$-	$66	$(66)	$-	$-
December 31, 2015	81	-	81	(81)	-	-
March 31, 2015	$23	$-	$23	$(23)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$12,807	$-	$162,807
Closed-end Funds	60,865	11,828	(3,641)	69,052
Mutual funds	2,468	1,749	-	4,217
Total available for sale securities	$213,333	$26,384	$(3,641)	$236,076

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(13,640)	$136,360
Closed-end Funds	62,070	11,299	(778)	72,591
Mutual funds	2,472	1,641	(18)	4,095
Total available for sale securities	$214,542	$12,940	$(14,436)	$213,046

	March 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$-	$-	$-	$-
Closed-end Funds	63,538	14,150	(25)	77,663
Mutual funds	2,518	2,101	(34)	4,585
Total available for sale securities	$66,056	$16,251	$(59)	$82,248

Changes in net unrealized gains, net of taxes, for the three months ended March 31, 2016 and March 31, 2015 of $15.5 million and $0.2 million in gains, respectively, have been included in other comprehensive income, a component of equity, at March 31, 2016 and March 31, 2015.  Return of capital on available for sale securities was $0.3 million and $0.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively.  During the three months ended March 31, 2016, there were no proceeds from the sales of investments available for sale and no gross gains on the sale of investments available for sale.  Proceeds from sales of investments available for sale were approximately $0.1 million for the three months ended March 31, 2015.  For the three months ended March 31, 2015, gross gains on the sale of investments available for sale amounted to $45,000 and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended March 31, 2016 or March 31, 2015.  The basis on which the cost of a security sold is determined using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	March 31, 2016			December 31, 2015			March 31, 2015
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Common stocks	$-	$-	$-	$150,000	$(13,640)	$136,360	$-	$-	$-
Closed-end Funds	39,413	(3,641)	35,772	40,627	(778)	39,849	149	(25)	124
Mutual Funds	-	-	-	244	(18)	226	303	(34)	269
Total available for sale securities	$39,413	$(3,641)	$35,772	$190,871	$(14,436)	$176,435	$452	$(59)	$393

At March 31, 2016, there were three holdings in loss positions that were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at March 31, 2016 were closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for three months and two holdings were impaired for nine months at March 31, 2016.  The value of these holdings at March 31, 2016 was $35.8 million.

At December 31, 2015, there were six holdings in loss positions that were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, five of the investments at December 31, 2015 were mutual funds and closed-end funds with diversified holdings across multiple companies and across multiple industries.  Of the fund investments, two holdings were impaired for one month, one for six months, and two for seven months at December 31, 2015. The sixth holding was a common stock and was impaired for one month.  The value of these holdings at December 31, 2015 was $176.4 million.  If these holdings were to continue to be impaired, we may need to record impairment in a future period on the condensed consolidated statement of income for the amount of unrealized loss, which at December 31, 2015 was $14.4 million.

At March 31, 2015, there were three holdings in loss positions that were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations.  In these specific instances, the investments at March 31, 2015 were mutual funds and closed-end funds with diversified holdings across multiple companies and across multiple industries.  One holding was impaired for one month, one holding was impaired for five months and one holding was impaired for seven months at March 31, 2015.  The value of these holdings at March 31, 2015 was $0.4 million.

There were no losses recognized on AFS securities for the three months ended March 31, 2016 or March 31, 2015.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2016, December 31, 2015 and March 31, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  Note that the FASB issued new guidance effective for the Company’s first quarter of 2016 amending the current disclosure requirements for investments in certain entities that calculate net asset value per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient to be removed from the fair value hierarchy.  Instead, those investment amounts are provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the condensed consolidated statements of financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$203,231	$-	$-	$-	$-	$203,231
Investments in partnerships	-	7,581	-	101,971	3,595	113,147
Investments in securities (including GBL stock):
AFS - Common stocks	162,807	-	-	-	-	162,807
AFS - Mutual funds	1,151	-	-	-	-	1,151
Trading - Gov't obligations	99,964	-	-	-	-	99,964
Trading - Common stocks	79,065	-	506	-	-	79,571
Trading - Mutual funds	3,215	-	-	-	-	3,215
Trading - Other	428	185	305	-	-	918
Total investments in securities	346,630	185	811	-	-	347,626
Investments in affiliated registered investment companies:
AFS - Closed-end Funds	69,052	-	-	-	-	69,052
AFS - Mutual Funds	3,066	-	-	-	-	3,066
Trading - Mutual funds	43,798	-	-	-	-	43,798
Total investments in affiliated
registered investment companies	115,916	-	-	-	-	115,916
Total investments	462,546	7,766	811	101,971	3,595	576,689
Total assets at fair value	$665,777	$7,766	$811	$101,971	$3,595	$779,920
Liabilities
Trading - Common stocks	$7,947	$-	$-	$-	$-	$7,947
Trading - Other	-	67	-	-	-	67
Securities sold, not yet purchased	$7,947	$67	$-	$-	$-	$8,014

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2015
Cash equivalents	$205,733	$-	$-	$-	$-	$205,733
Investments in partnerships	-	13,953	-	87,501	3,597	105,051
Investments in securities (including GBL stock):
AFS - Common stocks	136,360	-	-	-	-	136,360
AFS - Mutual funds	1,143	-	-	-	-	1,143
Trading - Gov't obligations	99,940	-	-	-	-	99,940
Trading - Common stocks	91,686	-	508	-	-	92,194
Trading - Mutual funds	3,216	-	-	-	-	3,216
Trading - Other	230	236	305	-	-	771
Total investments in securities	332,575	236	813	-	-	333,624
Investments in affiliated registered investment companies:
AFS - Closed-end Funds	72,591	-	-	-	-	72,591
AFS - Mutual Funds	2,952	-	-	-	-	2,952
Trading - Mutual funds	43,133	-	-	-	-	43,133
Total investments in affiliated
registered investment companies	118,676	-	-	-	-	118,676
Total investments	451,251	14,189	813	87,501	3,597	557,351
Total assets at fair value	$656,984	$14,189	$813	$87,501	$3,597	$763,084
Liabilities
Trading - Common stocks	$9,537	$-	$-	$-	$-	$9,537
Trading - Other	-	86	-	-	-	86
Securities sold, not yet purchased	$9,537	$86	$-	$-	$-	$9,623

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2015
Cash equivalents	$320,313	$-	$-	$-	$-	$320,313
Investments in partnerships	-	21,244	-	83,627	2,069	106,940
Investments in securities:
AFS - Common stocks	-	-	-	-	-	-
AFS - Mutual funds	1,288	-	-	-	-	1,288
Trading - Gov't obligations	9,998	-	-	-	-	9,998
Trading - Common stocks	104,071	180	939	-	-	105,190
Trading - Mutual funds	3,596	-	-	-	-	3,596
Trading - Other	355	128	279	-	-	762
Total investments in securities	119,308	308	1,218	-	-	120,834
Investments in affiliated registered investment companies:
AFS - Closed-end Funds	77,663	-	-	-	-	77,663
AFS - Mutual Funds	3,297	-	-	-	-	3,297
Trading - Mutual funds	39,871	-	-	-	-	39,871
Total investments in affiliated
registered investment companies	120,831	-	-	-	-	120,831
Total investments	240,139	21,552	1,218	83,627	2,069	348,605
Total assets at fair value	$560,452	$21,552	$1,218	$83,627	$2,069	$668,918
Liabilities
Trading - Common stocks	$8,530	$-	$-	$-	$-	$8,530
Trading - Other	-	39	-	-	-	39
Securities sold, not yet purchased	$8,530	$39	$-	$-	$-	$8,569

(a)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.  These investments have not been classified in the fair value hierarchy (see Note A, Recent Accounting Developments, for more detail).

(b)
Amounts are comprised of certain equity method investments which are not accounted for under a fair value measure.  In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers	March
	31, 2015	(Losses) in Income		Other	Unrealized			In and/or	31, 2016
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$508	$(2)	$-	$-	$(2)	$-	$-	$-	$506
Trading - Other	305	-	-	-	-	-	-	-	305
Total	$813	$(2)	$-	$-	$(2)	-	$-	$-	$811

There were no transfers between any Levels during the three months ended March 31, 2016.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers	March
	2014	(Losses) in Income		Other	Unrealized			In and/or	31, 2015
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$1,293	$1	$-	$-	$1	$3	$(358)	$-	$939
Trading - Other	294	62	-	-	62	5	(82)	-	279
Total	$1,587	$63	$-	$-	$63	$8	$(440)	$-	$1,218

There were no transfers between any Levels during the three months ended March 31, 2015.

D.   Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $96.8 million, $89.3 million and $93.4 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”). We also have investments in unaffiliated entities of $16.3 million, $15.8 million and $13.5 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively (the “unaffiliated entities”).  On a quarterly basis, we evaluate each entity for the appropriate accounting treatment and disclosure. In February 2015, the FASB issued an accounting update amending the consolidation requirements under GAAP.  This guidance was effective for the Company beginning January 1, 2016.  Based on the new consolidation guidance, we have determined that two of the affiliated entities, and none of the unaffiliated entities, are required to be consolidated in our condensed consolidated financial statements in the quarter ended March 31, 2016.

For those entities where consolidation is not deemed to be appropriate, we report them in our condensed consolidated statements of financial condition under the caption “Investments in partnerships”.  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds (“CFFs”) under the caption Net gain from investments on the condensed consolidated statements of income.

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds:

Entities consolidated	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	1	-	-	-	-	-	1
Deconsolidated entities	-	(1)	-	-	-	(1)	-	(2)
Entities consolidated at March 31, 2015	1	2	-	1	-	-	1	3
Additional consolidated entities	-	-	-	1	1	-	1	1
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2015	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	1	-	-	-	1	-
Deconsolidated entities	(1)	(1)	-	(2)	(1)	-	(2)	(3)
Entities consolidated at March 31, 2016	-	1	1	-	-	-	1	1

At and for the three months ended March 31, 2016, one CFF VOE is consolidated, as the Company owns a majority of the interests in the CFF.  At and for the three months ended March 31, 2016, one Partnership VIE is consolidated, as it is a VIE because the unaffiliated partners or shareholders lack substantive kick-out rights and the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	March 31, 2016
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$7,581	$-	$-	$-	$-	$7,581
Equity Method	-	36,168	53,099	8,007	8,292	105,566

Total	$7,581	$36,168	$53,099	$8,007	$8,292	$113,147

	December 31, 2015
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$13,953	$-	$-	$-	$-	$13,953
Equity Method	-	39,552	35,746	7,911	7,889	91,098

Total	$13,953	$39,552	$35,746	$7,911	$7,889	$105,051

	March 31, 2015
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$21,244	$-	$-	$-	$-	$21,244
Equity Method	-	36,016	36,137	6,666	6,877	85,696

Total	$21,244	$36,016	$36,137	$6,666	$6,877	$106,940

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	March 31, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$203,204	$-	$35	$-	$203,239
Investments in securities (including GBL stock)	341,730	-	5,896	-	347,626
Investments in sponsored investment companies	115,916	-	-	-	115,916
Investments in partnerships	117,589	3,487	(7,929)	-	113,147
Receivable from brokers	20,958	-	2,320	-	23,278
Investment advisory fees receivable	1,471	(4)	(4)	-	1,463
Other assets	8,031	-	-	-	8,031
Total assets	$808,899	$3,483	$318	$-	$812,700
Liabilities and equity
Securities sold, not yet purchased	$8,014	$-	$-	$-	$8,014
Accrued expenses and other liabilities	36,618	16	33	-	36,667
Redeemable noncontrolling interests	-	3,467	285	-	3,752
Total equity	764,267	-	-	-	764,267
Total liabilities and equity	$808,899	$3,483	$318	$-	$812,700

	December 31, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$205,708	$-	$41	$1	$205,750
Investments in securities (including GBL stock)	325,692	-	7,849	83	333,624
Investments in sponsored investment companies	118,676	-	-	-	118,676
Investments in partnerships	109,274	4,506	(8,729)	-	105,051
Receivable from brokers	53,921	-	2,164	425	56,510
Investment advisory fees receivable	4,881	2	5	8	4,896
Other assets	12,614	5	15	(393)	12,241
Total assets	$830,766	$4,513	$1,345	$124	$836,748
Liabilities and equity
Securities sold, not yet purchased	$9,505	$-	$118	$-	$9,623
Accrued expenses and other liabilities	69,712	28	79	19	69,838
Redeemable noncontrolling interests	-	4,485	1,148	105	5,738
Total equity	751,549	-	-	-	751,549
Total liabilities and equity	$830,766	$4,513	$1,345	$124	$836,748

	March 31, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$320,292	$-	$81	$-	$320,373
Investments in securities	113,074	-	7,760	-	120,834
Investments in sponsored investment companies	120,831	-	-	-	120,831
Investments in partnerships	109,979	5,255	(8,294)	-	106,940
Receivable from brokers	18,751	-	775	-	19,526
Investment advisory fees receivable	1,456	6	(1)	-	1,461
Other assets	6,060	16	-	-	6,076
Total assets	$690,443	$5,277	$321	$-	$696,041
Liabilities and equity
Securities sold, not yet purchased	$8,569	$-	$-	$-	$8,569
Accrued expenses and other liabilities	57,663	46	33	-	57,742
Redeemable noncontrolling interests	-	5,231	288	-	5,519
Total equity	624,211	-	-	-	624,211
Total liabilities and equity	$690,443	$5,277	$321	$-	$696,041

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended March 31, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$4,522	$(4)	$(1)	$-	$4,517
Total expenses	8,985	33	14	-	9,032
Operating loss	(4,463)	(37)	(15)	-	(4,515)
Total other expense, net	6,638	93	(8)	-	6,723
Income before income taxes	2,175	56	(23)	-	2,208
Income tax provision	661	-	-	-	661
Net income	1,514	56	(23)	-	1,547
Net loss attributable to noncontrolling interests	(79)	56	(23)	-	(46)
Net income attributable to AC Group	$1,593	$-	$-	$-	$1,593

	Three Months Ended March 31, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$4,588	$(6)	$(1)	$(14)	$4,567
Total expenses	8,376	33	9	29	8,447
Operating loss	(3,788)	(39)	(10)	(43)	(3,880)
Total other expense, net	7,274	50	(1)	34	7,357
Income before income taxes	3,486	11	(11)	(9)	3,477
Income tax provision	1,101	-	-	-	1,101
Net income	2,385	11	(11)	(9)	2,376
Net loss attributable to noncontrolling interests	-	11	(11)	(9)	(9)
Net income attributable to AC Group	$2,385	$-	$-	$-	$2,385

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager. At March 31, 2016 we consolidated the only VIE.  At December 31, 2015 and March 31, 2015, certain vehicles were deemed VIEs prior to the adoption of ASU 2015-02, but we were not the primary beneficiary, because we do not absorb a majority of the entities’ expected losses and/or expected returns, and they were, therefore, not consolidated.  We consolidated VIEs where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.

The total net assets of these non-consolidated VIEs at December 31, 2015 and March 31, 2015 were $70.2 million and $71.4 million, respectively.  On December 31, 2015 and March 31, 2015, our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs of $9.9 million and $10.6 million, respectively, and the deferred carried interest that we have in another of $39,000 and $43,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.   Additionally, as the general partner or investment manager to the VIEs the Company earns fees in relation to this role, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statements of income, condensed consolidated statements of financial condition and condensed consolidated statements of cash flows.

The assets of the VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as AC Group’s net interest in the VIE.  There is one VIE consolidated at  March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31,	December 31,	March 31,
	2016	2015	2015
(In thousands)
Cash and cash equivalents	$35	$1	$-
Investments in securities	5,896	83	-
Investments in partnerships	-	4,791	11,480
Receivable from broker	2,320	425	-
Other assets	(4)	-	-
Payable to brokers	-	(6)	-
Securities sold, not yet purchased	-	-	-
Accrued expenses and other liabilities	(33)	(404)	(9)
Redeemable noncontrolling interests	(285)	(350)	(706)
AC Group's net interests in consolidated VIE	$7,929	$4,540	$10,765

E. Income Taxes

The effective tax rate ("ETR) for the three months ended March 31, 2016 and March 31, 2015 was 29.9% and 31.7%, respectively.

F. Stockholders’ Equity

Shares outstanding were 25.4 million, 25.4 million and 25.8 million on March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

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

On November 30, 2015, in connection with the spin-off of the Company from GAMCO on a one for one basis, the Company issued 554,100 AC RSA shares to employees who held 554,100 GAMCO RSA shares.  As of March 31, 2016, December 31, 2015 and March 31, 2015, there were 553,100 RSA shares, 553,100 RSA shares and 707,050 RSA shares outstanding, respectively, that were previously issued at an average weighted GAMCO grant price of $64.02, $64.02 and $67.43, respectively.  These RSA grants occurred prior to the spin-off of Associated Capital.  On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of Associated Capital’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of Associated Capital for each share of GBL).  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive a RSA, and approved by the Compensation Committee.  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended March 31, 2016 and March 31, 2015, we recognized stock-based compensation expense of $0.6 million.  Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$638	$644	$459	$306	$247	$130	$82	$53	$28	$5
Q2	627	645	459	295	247	115	82	53	28	5
Q3	630	521	411	267	223	96	65	38	14	3
Q4	3,036	459	362	247	207	82	53	28	5	-
Full Year	$4,931	$2,269	$1,691	$1,115	$924	$423	$282	$172	$75	$13

The total compensation cost related to non-vested RSAs not yet recognized is approximately $6.3 million as of March 31, 2016.

G. Goodwill and Identifiable Intangible Assets

At March 31, 2016, $3.3 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.3 million related to a 94%-owned subsidiary, Gabelli Securities, Inc.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended March 31, 2016 or March 31, 2015, and as such there was no impairment analysis performed or charge recorded.

H. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2016.

The Company indemnifies the clearing brokers of G.research, LLC, our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At March 31, 2016, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

I. Subsequent Events

From April 1, 2016 to May 13, 2016, the Company repurchased 15,400 shares at $29.91 per share.  As a result, there are 394,822 shares available to be repurchased under this existing buyback plan at May 13, 2016.

During the month of April 2016, the Company negotiated to exchange AC shares for GSI shares from certain minority investors in GSI.  We have increased the Company’s 93.9% interest in GSI by 1.9% to 95.8% in exchange for shares of AC.  We plan to continue to exchange AC shares for shares of GSI in privately negotiated transactions with the remaining six minority shareholders who own 4.2% of GSI.

On May 3, 2016, shareholders ratified an amendment to the Company’s 2015 Stock Award and Incentive Plan (the “Plan”) to increase the number of shares of Class A Stock that are available to be issued under the Plan to 2,000,000 shares (subject to adjustment for stock splits, stock dividends and similar events).

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

Factors Affecting Financial Condition and Results of Operations

The Company's interim condensed combined consolidated statement of financial condition at March 31, 2015, and the Company's interim condensed combined consolidated statement of income for the three months ended March 31, 2015 were derived from the combined financial statements and accounting records of GAMCO Investors, Inc. (“GAMCO”) and are presented as carve-out financial statements as the Company was not a standalone public company prior to the spin-off.  For the periods prior to the spin-off of the Company from GAMCO, the combined consolidated financial statements include allocations from GAMCO.  The consolidated statement of income for the period ended March 31, 2015 includes allocations for certain support functions that were provided on a centralized basis by GAMCO and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of headcount or other measures. Management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the consolidated financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its consolidated results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The Company's condensed consolidated statements of financial condition at March 31, 2016 and December 31, 2015, and the Company's condensed consolidated statement of income for the three months ended March 31, 2016 are presented based on our actual results as a stand-alone public company subsequent to our spin-off.  References within these Notes to the condensed consolidated statement of financial condition as of March 31, 2016 and December 31, 2015 and the condensed combined consolidated statement of financial condition as of March 31, 2015 shall hereinafter be referred to as the condensed consolidated statements of financial condition.  References within these Notes to the condensed consolidated statement of income for the three months ended March 31, 2016 and the condensed combined consolidated statement of income for the three months ended March 31, 2015 shall hereinafter be referred to as the condensed consolidated statements of income.

Overview
We are a Delaware corporation organized to be the parent operating company for the spin-off of GAMCO Investors, Inc.’s (“GAMCO’s”) alternative investment management business, institutional research services operations and certain cash and other assets.
On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GSI”) and certain cash and other assets to AC Group. GSI is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GSI and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.  At March 31, 2016, certain employees of GAMCO own 1.9% of GSI, and the remaining 4.2% of GSI is owned by individual investors unrelated to GAMCO and AC Group.

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
Organizational Chart

Associated Capital Group, Inc. (NYSE: AC)
93.9% owned
Gabelli Securities, Inc.
100% owned
100% owned
G.research, LLC
Gabelli & Partners LLC

Condensed Consolidated Statements of Income

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

Other income and expenses include net gains from investments (which include both realized and unrealized gains and losses from trading securities and equity in earnings of investments in partnerships), interest and dividend income, and interest expense.  Net gains from investments are derived from our proprietary investment portfolio consisting of various public and private investments.

Net loss attributable to non-controlling interests represents the share of net loss attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiary and net income (loss) attributable to third party limited partners of certain partnerships and investors of offshore funds we consolidate.  Please refer to Notes A and D in our consolidated financial statements included elsewhere in this report.

Consolidated Statement of Financial Condition

At March 31, 2016, the Company’s book value on a GAAP basis was $764 million, or $30.15 per share, including cash and investments of $772 million. This includes $303 million of cash and short term US treasuries; $240 million of marketable securities, including 4.4 million shares of GAMCO stock; and $229 million invested in affiliated and third party funds and partnerships. Our financial resources underpin our flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.

Total shareholders’ equity was $764 million or $30.15 per share at March 31, 2016 compared to $752 million or $29.54 per share on December 31, 2015.  The increase in equity from the end of 2015 was due primarily to the increase in the value of our available for sale portfolio, net of taxes, of $15.5 million and our net income of $1.6 million, offset by $2.4 million spent on stock repurchases, and an accrual of $2.5 million related to our dividend payable.

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

At March 31, 2016 and December 31, 2015, AEBV for the Company was $1.014 billion and $1.002 billion, respectively, and the AEBV per diluted share was $40.01 and $39.37, respectively, share calculated as follows:

	March 31, 2016		December 31, 2015
	Total	Per Share	Total	Per Share
Total equity as reported	$764,267	$30.15	$751,549	$29.54
Add: GBL Note	250,000	9.86	250,000	9.83
Adjusted Economic book value	$1,014,267	$40.01	$1,001,549	$39.37

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared To Three Months Ended March 31, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$2,068	$1,986
Institutional research services	2,055	2,066
Other	394	515
Total revenues	4,517	4,567
Expenses
Compensation	6,312	5,879
Management fee	274	387
Stock based compensation	644	638
Other operating expenses	1,802	1,543
Total expenses	9,032	8,447
Operating loss	(4,515)	(3,880)
Other income (expense)
Net loss from trading securities	3,709	6,946
Interest and dividend income	3,434	745
Interest expense	(420)	(334)
Total other income/(expense), net	6,723	7,357
Loss before income taxes	2,208	3,477
Income tax benefit	661	1,101
Net loss	1,547	2,376
Net loss attributable to noncontrolling interests	(46)	(9)
Net loss attributable to Associated Capital Group, Inc.'s shareholders	$1,593	$2,385

Net loss attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.06	$0.09
Diluted	$0.06	$0.09

Overview

Net income attributable to shareholders of AC Group for the quarter was $1.6 million, or $0.06 per fully diluted share, versus $2.4 million, or $0.09 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by decreased gains from proprietary investments and increased compensation costs offset by increased interest and dividend income.

Revenues

Total revenues were $4.5 million for the quarter ended March 31, 2016, $0.1 million, or 2.2%, lower than total revenues of $4.6 million for the quarter ended March 31, 2015.

Investment advisory income is directly influenced by the level and mix of average AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $2.1 million for the 2016 quarter compared to $2.0 million for the prior year quarter, an increase of $0.1 million.  This increase is due to the increase in AUM to $1.128 billion in the first quarter of 2016 from $1.033 billion in the first quarter of 2015.  Incentive fees are not recognized until the measurement period ends and the fee is crystalized (typically in the fourth quarter, based on results for the calendar year).  If the measurement period had instead ended on March 31, we would have recognized $3.0 million and $2.3 million for the quarters ended March 31, 2016 and 2015, respectively.  Institutional research services revenues in the current year’s first quarter were $2.1 million in line with the prior year.

Other revenue was $0.4 million for first quarter of 2016 versus $0.5 million for the first quarter of 2015, a decrease of $0.1 million.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $6.3 million for the quarter ended March 31, 2016, a 6.8% increase from $5.9 million for the quarter ended March 31, 2015 due to an increase in research analyst headcount and additional administrative personnel necessary to support our reporting as a stand-alone public company.  Fixed compensation costs, which include salaries and benefits, increased to $4.0 million in the 2016 period from $3.6 million in the 2015 period.  Discretionary bonus accruals increased in the first quarter of 2016 to $0.9 million from $0.7 million in the first quarter of 2015.  The remainder of the compensation expenses represents variable compensation that fluctuates with management fee and incentive allocation revenues.  For the first quarter of 2016, variable payouts on revenues were $1.4 million, lower by $0.1 million from the $1.5 million in 2015. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Stock based compensation remained the same at $0.6 million in 2016 and 2015.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  In the first quarter of 2016 and 2015, AC recorded management fee expense of $0.3 million and $0.4 million, respectively.

Other operating expenses were $1.8 million during the first quarter of 2016 compared to $1.5 million in prior year first quarter, an increase of $0.3 million due primarily to increased accounting and regulatory costs.

Other

Net gain from investments is directly related to the performance of our proprietary investment portfolio.  For the quarter ended March 31, 2016, net gain from investments was $3.7 million, a decline from the prior year quarter’s gain of $7.0 million due to lower mark-to-market gains in the portfolio.

Interest and dividend income increased $2.7 million to $3.4 million in the 2016 quarter from $0.7 million in the 2015 quarter due to an increase in interest income of $2.7 million of which $2.5 million relates to interest earned on the GAMCO Note.  Interest expense increased to $0.4 million in the first quarter of 2016 from $0.3 million in the prior year’s period.

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

Assets under management (“AUM”) were $1.128 billion as of March 31, 2016, an increase of 4.4% from AUM of $1.080 billion at December 31, 2015 and increased 9.2% from the March 31, 2015 AUM of $1.033 billion.  The increases were attributable both to market appreciation and increased investments, net of redemptions, by investors.

Table I: Fund Flows - 1st  Quarter 2016

		Market
	December 31,	appreciation/	Net cash	March 31,
	2015	(depreciation)	flows	2016

Event Merger Arbitrage	$869	$22	$33	$924
Event-Driven Value	145	1	(3)	143
Other	66	1	(6)	61
Total AUM	$1,080	$24	$24	$1,128

Table II: Assets Under Management by Quarter

				% Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2015	2015

Event Merger Arbitrage (a)	$924	$869	$824	6.3	12.1
Event-Driven Value	143	145	134	(1.4)	6.7
Other	61	66	75	(7.6)	(18.7)
Total AUM	$1,128	$1,080	$1,033	4.4	9.2

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, securities held for investment purposes, investments in funds, and investment partnerships.  Cash and cash equivalents are comprised primarily of U.S. Treasury money market funds.  Although investments in partnerships and offshore funds are subject to restrictions as to the timing of distributions, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:

	Three Months Ended
	March 31,
	2016	2015
Cash flows provided by (used in):	(in thousands)
Operating activities	$75	$38,228
Investing activities	44	(41,080)
Financing activities	(2,628)	37,682
Net increase (decrease)	(2,509)	34,830
Cash and cash equivalents at beginning of period	205,750	285,530
Increase (decrease) in cash from deconsolidation	(2)	13
Cash and cash equivalents at end of period	$203,239	$320,373

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to their investment performance. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements as we build out our operating businesses.  At March 31, 2016, we had total cash and cash equivalents of $203.2 million and $568.7 million in investments.  Cash and cash equivalents of $0.4 million and investments in securities of $7.9 million held by a consolidated investment partnership may not be readily available for the Company to access.

For the three months ended March 31, 2016, cash provided by operating activities was $0.1 million. In first quarter 2016, our sources of cash included a $25.6 million decrease in receivable from brokers, $5.2 million of decreases in investments in trading securities, and a $4.0 million decrease in receivable from affiliates.  Cash uses included a $42.6 million decrease in payables to brokers, a $16.1 million decline in other assets, $7.7 million of contributions to partnerships, $2.0 million decline for income taxes payables and deferred tax liabilities, $1.8 million of distributions in partnerships, $1.4 million decline in payable to affiliates, and $1.4 million from a decrease in compensation payable.  Cash provided by investing activities, related to purchases and return of capital of available for sale securities, was $0.044 million in the first three months of 2016.  Cash used in financing activities in the first three months of 2016 was $2.6 million primarily due to the purchase of treasury stock.

For the three months ended March 31, 2015, cash used in operating activities was $38.2 million.  Cash used in investing activities, related to purchases, proceeds from sales, and return of capital of available for sale securities, was $41.1 million in the first three months of 2015.  Cash provided by financing activities in the first three months of 2015 was $37.7 million.

G.research is subject to certain net capital requirements.   G.research computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at March 31, 2016.  At March 31, 2016, G.research had net capital, as defined, of approximately $5.9 million, exceeding the regulatory requirement by approximately $5.7 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent it engages in other business activities.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AC’s 2015 Annual Report on Form 10-K filed with the SEC on March 24, 2016 for details on Critical Accounting Policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, this information is not required to be provided.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of the date of March 31, 2016, our disclosure controls and procedures were effective.

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

Forward-Looking Information

Our disclosure and analysis in this report contain some forward-looking statements.  Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.  Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation:

•	the adverse effect from a decline in the securities markets
•	a decline in the performance of our products
•	a general downturn in the economy
•	changes in government policy or regulation
•	changes in our ability to attract or retain key employees
•	unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended March 31, 2016:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet be
	Shares	Shares, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/16 - 1/31/16	12,766	$26.82	12,766	485,734
2/01/16 - 2/29/16	18,586	26.62	18,586	467,148
3/01/16 - 3/31/16	56,926	27.79	56,926	410,222
Totals	88,278	$27.40	88,278

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Patrick Dennis
Name: Patrick Dennis
Title: Chief Financial Officer

Date: May 13, 2016