Form 10-Q
period 2016-06-30
Associated Capital Group, Inc.
filed 2016-08-05
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at July 31, 2016
Class A Common Stock, .001 par value	(Including 549,700 restricted stock awards)	6,231,301
Class B Common Stock, .001 par value		19,196,792

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Condition:
- June 30, 2016
- December 31, 2015
- June 30, 2015

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2016 and 2015
- Six months ended June 30, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended June 30, 2016 and 2015
- Six months ended June 30, 2016 and 2015

Condensed Consolidated Statements of Equity:
- Six months ended June 30, 2016 and 2015

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2016 and 2015

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

SIGNATURES

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$194,726	$205,750	$361,082
Investments in securities	191,937	197,264	106,579
Investment in GBL stock	143,960	136,360	-
Investments in affiliated registered investment companies	117,768	118,676	126,305
Investments in partnerships	120,855	105,051	108,947
Receivable from brokers	21,269	56,510	56,384
Investment advisory fees receivable	1,562	4,896	1,595
Receivable from affiliates	6,064	7,457	291
Goodwill	3,422	3,254	3,254
Other assets	1,364	1,530	2,186
Total assets	$802,927	$836,748	$766,623

LIABILITIES, NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$18,972	$50,648	$48,885
Income taxes payable and deferred tax liabilities	6,091	5,669	16,556
Compensation payable	6,012	10,926	6,077
Securities sold, not yet purchased	6,570	9,623	9,825
Mandatorily redeemable noncontrolling interests	-	1,129	1,281
Payable to affiliates	362	-	23,190
Accrued expenses and other liabilities	6,007	1,466	1,768
Total liabilities	44,014	79,461	107,582

Redeemable noncontrolling interests	3,929	5,738	5,943

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,404,480, 6,247,452 and 0 shares
issued, respectively; 6,260,852, 6,242,952 and 0 shares outstanding, respectively	6	6	-
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792, 19,196,792 and 0 shares issued
and outstanding, respectively	19	19	-
Additional paid-in capital	1,005,150	999,000	-
Parent Company Equity - pre Spin-off	-	-	643,726
Retained earnings	2,150	2,072	-
GBL 4% PIK Note	(250,000)	(250,000)	-
Accumulated comprehensive income (loss)	1,703	(1,857)	9,372
Treasury stock, at cost (143,628, 1,500 and 0 shares, respectively)	(4,044)	(44)	-
Total Associated Capital Group, Inc. stockholders' equity	754,984	749,196	653,098
Noncontrolling interests	-	2,353	-
Total equity	754,984	751,549	653,098
Total liabilities and equity	$802,927	$836,748	$766,623

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Investment advisory and incentive fees	$2,224	$2,069	$4,292	$4,055
Institutional research services	2,290	2,001	4,345	4,067
Other	450	520	844	1,035
Total revenues	4,964	4,590	9,481	9,157
Expenses
Compensation	5,441	5,597	11,753	11,476
Management fee	151	109	425	496
Stock based compensation	644	627	1,288	1,265
Other operating expenses	2,080	1,725	3,882	3,268
Total expenses	8,316	8,058	17,348	16,505

Operating loss	(3,352)	(3,468)	(7,867)	(7,348)
Other income (expense)
Net gain from investments	1,495	3,759	5,204	10,705
Interest and dividend income	3,495	1,007	6,929	1,752
Interest expense	(68)	(327)	(488)	(661)
Total other income/(expense), net	4,922	4,439	11,645	11,796
Income before income taxes	1,570	971	3,778	4,448
Income tax provision	305	133	966	1,234
Net income	1,265	838	2,812	3,214
Net income/(loss) attributable to noncontrolling interests	246	(17)	200	(26)
Net income attributable to Associated Capital Group, Inc.'s shareholders	$1,019	$855	$2,612	$3,240

Net income attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.04	$0.03	$0.11	$0.13

Diluted	$0.04	$0.03	$0.10	$0.13

Weighted average shares outstanding:
Basic	24,854	25,065	24,859	25,098

Diluted	25,189	25,358	25,181	25,386

Dividends declared:	$-	$-	$0.10	$-

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$1,265	$838	$2,812	$3,214
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available for sale (a)	(10,990)	56	4,524	194
Other comprehensive income/(loss)	(10,990)	56	4,524	194

Comprehensive income/(loss)	(9,725)	894	7,336	3,408
Less: Comprehensive income/(loss) attributable to noncontrolling interests	486	(17)	1,164	(26)

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(10,211)	$911	$6,172	$3,434

(a)	Net of income tax expense/(benefit) of ($6,181), $34, $2,545 and $123, respectively.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2016

		Associated Capital Group, Inc. shareholders
				Additional		Accumulated			Redeemable
	Noncontrolling	Common	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2015	$2,353	$25	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-	(244)
Deconsolidation of an offshore
fund	-	-	-	-	-	-	-	-	(1,811)
Net income (loss)	(46)	-	2,612	-	-	-	-	2,566	246
Net unrealized gains on
securities available for sale,
net of income tax ($2,545)	964	-	-	-	-	3,592	-	4,556	-
Amounts reclassified from accumulated other comprehensive income, net of income tax ($18)	-	-	-	-	-	(32)	-	(32)	-
Noncontrolling minority interest	(3,271)	-	-	4,862	-	-	-	1,591	-
Dividends declared ($.10 per share)	-	-	(2,534)	-	-	-	-	(2,534)	-
Stock based compensation
expense	-	-	-	1,288	-	-	-	1,288	-
Purchase of treasury stock	-	-	-	-	-	-	(4,000)	(4,000)	-
Balance at June 30, 2016	$-	$25	$2,150	$1,005,150	$(250,000)	$1,703	$(4,044)	$754,984	$3,929

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2015

	Associated Capital Group, Inc shareholders
	Parent Company	Accumulated		Redeemable
	Equity	Comprehensive		Noncontrolling
	pre Spin-off	Income	Total	Interests
Balance at December 31, 2014	$573,749	$9,178	$582,927	$68,334
Contributions from redeemable noncontrolling interests	-	-	-	336
Redemptions of noncontrolling interests	-	-	-	(441)
Consolidation of consolidated feeder fund	-	-	-	996
Deconsolidation of offshore fund	-	-	-	(63,256)
Net income (loss)	3,240	-	3,240	(26)
Net unrealized gains on securities available for sale,
net of income tax ($123)	-	210	210	-
Amounts reclassified from accumulated other
comprehensive income, net of income tax benefit ($9)	-	(16)	(16)	-
Stock based compensation expense	1,265	-	1,265	-
Net transfer from GBL	65,472	-	65,472	-
Balance at June 30, 2015	$643,726	$9,372	$653,098	$5,943

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income	$2,812	$3,214
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(3,272)	(3,655)
Depreciation and amortization	9	6
Stock based compensation expense	1,288	1,265
Cost basis of donated securities	-	50
Other-than-temporary loss on available for sale securities	298	-
Net gains on sales of available for sale securities	(348)	(25)
(Increase) decrease in assets:
Investments in trading securities	297	14,686
Investments in partnerships:
Contributions to partnerships	(24,917)	(12,369)
Distributions from partnerships	12,380	15,060
Receivable from affiliates	1,393	-
Receivable from brokers	34,544	(29,883)
Investment advisory fees receivable	3,315	2,353
Other assets	534	17,029
Increase (decrease) in liabilities:
Payable to brokers	(31,655)	42,753
Income taxes payable and deferred tax liabilities	(2,123)	79
Payable to affiliates	362	2,457
Compensation payable	(4,914)	(3,102)
Mandatorily redeemable noncontrolling interests	292	(20)
Accrued expenses and other liabilities	2,067	602
Total adjustments	(10,450)	47,286
Net cash provided by (used in) operating activities	$(7,638)	$50,500

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Investing activities
Purchases of available for sale securities	$(482)	$(41,603)
Proceeds from sales of available for sale securities	803	1,013
Return of capital on available for sale securities	539	252
Net cash provided by (used in) investing activities	860	(40,338)

Financing activities
Contributions from redeemable noncontrolling interests	-	336
Redemptions of redeemable noncontrolling interests	(244)	(441)
Net transfer from Parent	-	65,472
Purchase of treasury stock	(4,000)	-
Net cash provided by (used in) financing activities	(4,244)	65,367
Net increase (decrease) in cash and cash equivalents	(11,022)	75,529
Cash and cash equivalents at beginning of period	205,750	285,530
Increase in cash from consolidation	-	10
Increase (decrease) in cash from deconsolidation	(2)	13
Cash and cash equivalents at end of period	$194,726	$361,082
Supplemental disclosures of cash flow information:
Cash paid for interest	$115	$681
Cash paid for taxes	$2,989	$2

Non-cash activity:
-	On January 1, 2016, Associated Capital Group, Inc. ("AC") was no longer deemed to have control over a certain offshore fund which resulted in the deconsolidation of that offshore fund and a decrease of approximately $1 of cash and cash equivalents, a decrease of approximately $104 of net assets and a decrease of approximately $105 of redeemable noncontrolling interests.
-	On January 1, 2016, AC adopted ASU 2015-02, which amends the consolidation requirements in ASC 810. This resulted in the deconsolidation of a certain consolidated feeder fund and a certain limited partnership and a decrease of approximately $1 of cash and cash equivalents, a decrease of approximately $1,705 of net assets and a decrease of approximately $1,706 of redeemable noncontrolling interests.
-	On January 1, 2015, AC was no longer deemed to have control over a certain offshore fund and a certain consolidated feeder fund which resulted in the deconsolidation of that offshore fund and consolidated feeder fund and an increase of approximately $13 of cash and cash equivalents, a decrease of approximately $63,280 of net assets and a decrease of approximately $63,267 of redeemable noncontrolling interests.
-
On April 1, 2015, AC was deemed to have control over a certain offshore fund and a certain partnership which resulted in the consolidation of that one offshore fund and one partnership and an increase of approximately $10 of cash and cash equivalents, an increase of approximately $986 of net assets and an increase of approximately $996 of noncontrolling interest.

-	For the six months ended June 30, 2016 and June 30, 2015, AC accrued dividends on restricted stock awards of $49 and $0, respectively.
-  During the quarter ended June 30, 2016, AC exchanged 163,428 shares of AC for the 6.1% of Gabelli Securities, Inc. shares owned by third parties.

-See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GSI”) and certain cash and other assets to AC Group. GSI is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GSI and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.  During the quarter ended June 30, 2016, AC purchased the 6.1% of GSI shares owned by third parties in exchange for 163,428 Class A shares of the Company. GSI is now a wholly owned subsidiary of AC.

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

In addition, AC Group, through its wholly owned GSI subsidiary as of June 30, 2016, owns 4,393,055 shares of GAMCO Class A common stock.  The sale was made from GAMCO to GSI in advance of the spin-off.  GSI paid the purchase price by issuing a note to GAMCO in the principal amount of $150 million (the “GSI Note”).  In connection with the spin-off, AC Group received the GSI Note from GAMCO and GSI became a majority-owned subsidiary of AC Group.  The GSI Note is thus now an intercompany note within the AC Group.  As of June 30, 2016, GSI is a wholly owned subsidiary of AC.

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

The Company's interim condensed combined consolidated statement of financial condition at June 30, 2015, and the Company's interim condensed combined consolidated statement of income for the three and six months ended June 30, 2015 were derived from the combined financial statements and accounting records of GAMCO and are presented as carve-out financial statements as the Company was not a standalone public company prior to the spin-off.  For the periods prior to the spin-off of the Company from GAMCO, the combined consolidated financial statements include allocations from GAMCO.  These allocations may not be reflective of the actual level of assets, liabilities, income or costs which would have been incurred had the Company operated as a separate legal entity apart from GAMCO.

The Company's condensed consolidated statements of financial condition at June 30, 2016 and December 31, 2015, and the Company's condensed consolidated statement of income for the three and six months ended June 30, 2016 are presented based on our actual results as a stand-alone public company subsequent to our spin-off.  References within these Notes to the condensed consolidated statement of financial condition as of June 30, 2016 and December 31, 2015 and the condensed combined consolidated statement of financial condition as of June 30, 2015 shall hereinafter be referred to as the condensed consolidated statements of financial condition.  References within these Notes to the condensed consolidated statement of income for the three and six months ended June 30, 2016 and the condensed combined consolidated statement of income for the three and six months ended June 30, 2015 shall hereinafter be referred to as the condensed consolidated statements of income.

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

In February 2016, the FASB issued ASU 2016-02, which amends the guidance in U.S. GAAP for the accounting for leases.  ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the condensed consolidated statement of financial position.  ASU 2016-02 is effective beginning January 1, 2019. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

B.          Investment in Securities

Investments in securities (including GBL stock) at June 30, 2016, December 31, 2015 and June 30, 2015 consisted of the following:

	June 30, 2016		December 31, 2015		June 30, 2015
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$99,869	$99,962	$99,897	$99,940	$6,998	$7,000
Common stocks	76,369	87,249	78,974	92,194	75,995	93,874
Mutual funds	2,580	3,261	2,578	3,216	2,505	3,623
Other investments	781	1,021	570	771	505	789
Total trading securities	179,599	191,493	182,019	196,121	86,003	105,286

Available for sale securities:
Common stocks	150,000	143,960	150,000	136,360	-	-
Mutual funds	206	444	627	1,143	627	1,293
Total available for sale securities	150,206	144,404	150,627	137,503	627	1,293

Total investments in securities	$329,805	$335,897	$332,646	$333,624	$86,630	$106,579

Securities sold, not yet purchased at June 30, 2016, December 31, 2015 and June 30, 2015 consisted of the following:

	June 30, 2016		December 31, 2015		June 30, 2015
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$6,439	$6,508	$10,095	$9,537	$9,705	$9,715
Other investments	3	62	24	86	3	110
Total securities sold, not yet purchased	$6,442	$6,570	$10,119	$9,623	$9,708	$9,825

Investments in affiliated registered investment companies at June 30, 2016, December 31, 2015 and June 30, 2015 consisted of the following:

	June 30, 2016		December 31, 2015		June 30, 2015
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$40,096	$44,024	$40,097	$43,133	$42,416	$45,406
Total trading securities	40,096	44,024	40,097	43,133	42,416	45,406

Available for sale securities:
Closed-end funds	57,958	67,825	62,070	72,591	62,780	77,616
Mutual funds	4,411	5,919	1,846	2,952	1,887	3,283
Total available for sale securities	62,369	73,744	63,916	75,543	64,667	80,899

Total investments in affiliated
registered investment companies	$102,465	$117,768	$104,013	$118,676	$107,083	$126,305

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

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three and six months ended June 30, 2016 and 2015 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended June 30,
2016	2015
$348	$3	Net gain from investments	Realized gain on sale of AFS securities
(298)	-	Net gain from investments	OTT impairment of AFS securities
50	3	Income before income taxes
(18)	(1)	Income tax provision
$32	$2	Net income

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Six months ended June 30,
2016	2015
$348	$25	Net gain from investments	Realized gain on sale of AFS securities
(298)	-	Net gain from investments	OTT impairment of AFS securities
50	25	Income before income taxes
(18)	(9)	Income tax provision
$32	$16	Net income

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  At June 30, 2016, December 31, 2015 and June 30, 2015, we held derivative contracts on 210,000 equity shares, 250,000 equity shares and 400,000 equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.   We had one foreign exchange contract, two foreign exchange contracts and two foreign exchange contracts outstanding at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, that are included in receivable from brokers or payable to brokers on the condensed consolidated statements of financial condition.  Aside from one foreign exchange contract at December 31, 2015 and June 30, 2015, these transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain from investments on the condensed consolidated statements of income.  The one foreign exchange contract that is designated as a hedge was for a short of British Pounds to hedge the long investment that we have in the London Stock Exchange listed Gabelli Value Plus+ Trust Ltd. closed-end fund which is denominated in British Pounds.  As the underlying investment that is being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain from investments on the condensed consolidated statements of income and not in accumulated comprehensive income.

The following tables identify the fair values and gains and losses of all derivatives held by the Company (in thousands):

		Asset Derivatives Fair Value				Liability Derivatives Fair Value
Statement of Financial Condition Location		June 30, 2016	December 31, 2015	June 30, 2015	Statement of Financial Condition Location	June 30, 2016	December 31, 2015	June 30, 2015
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$-	$-	Payable to brokers	$-	$37,584	$41,676
Sub total		$-	$-	$-		$-	$37,584	$41,676
Derivatives not designated as hedging instruments under FASB ASC 815-20
Equity contracts	Investments in securities	$154	$236	$174	Securities sold, not yet purchased	$62	$86	$110
Foreign exchange contracts	Receivable from brokers	-	-	-	Payable to brokers	4,472	5,017	5,103
Sub total		$154	$236	$174		$4,534	$5,103	$5,213
Total derivatives		$154	$236	$174		$4,534	$42,687	$46,889

Type of Derivative	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Foreign exchange contracts	Net gain from investments	$181	$(697)	$1,373	$(100)
Equity contracts	Net gain from investments	(24)	41	45	172
Total		$157	$(656)	$1,418	$72

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(In thousands)
June 30, 2016	$154	$-	$154	$(61)	$-	$93
December 31, 2015	177	-	177	(81)	-	96
June 30, 2015	$174	$-	$174	$(107)	$-	$67

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(In thousands)
June 30, 2016	$61	$-	$61	$(61)	$-	$-
December 31, 2015	81	-	81	(81)	-	-
June 30, 2015	$107	$-	$107	$(107)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(6,040)	$143,960
Closed-end funds	57,958	12,423	(2,556)	67,825
Mutual funds	4,617	1,746	-	6,363
Total available for sale securities	$212,575	$14,169	$(8,596)	$218,148

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(13,640)	$136,360
Closed-end funds	62,070	11,299	(778)	72,591
Mutual funds	2,472	1,641	(18)	4,095
Total available for sale securities	$214,542	$12,940	$(14,436)	$213,046

	June 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$-	$-	$-	$-
Closed-end funds	62,780	14,864	(28)	77,616
Mutual funds	2,514	2,096	(34)	4,575
Total available for sale securities	$65,294	$16,960	$(62)	$82,191

Decrease in net unrealized gains, net of taxes, for the three months ended June 30, 2016 of $11.0 million has been included in other comprehensive income, a component of equity, at June 30, 2016. There were no changes in net unrealized gains, net of taxes, for the three months ended June 30, 2015.  Return of capital on available for sale securities was $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. Proceeds from sales of investments available for sale were approximately $0.8 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively.  For the three months ended June 30, 2016 and 2015, gross gains on the sale of investments available for sale amounted to $0.3 million and $.003 million, respectively, and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income. There were no losses on the sale of investments available for sale for the three months ended June 30, 2016 or June 30, 2015. Changes in net unrealized gains, net of taxes, for the six months ended June 30, 2016 and June 30, 2015 of $3.6 million and $0.2 million in gains, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2016 and June 30, 2015. Return of capital on available for sale securities was $0.5 million and $0.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Proceeds from sales of investments available for sale were approximately $0.8 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, gross gains on the sale of investments available for sale amounted to $0.3 million and $.03 million and were reclassified from other comprehensive income into net gain from investments in the condensed consolidated statements of income. There were no losses on the sale of investments available for sale for the six months ended June 30, 2016 or June 30, 2015. The basis on which the cost of a security sold is determined using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	June 30, 2016			December 31, 2015			June 30, 2015
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Common stocks	$150,000	$(6,040)	$143,960	$150,000	$(13,640)	$136,360	$-	$-	$-
Closed-end funds	38,147	(2,556)	35,591	40,627	(778)	39,849	146	(28)	118
Mutual funds	-	-	-	244	(18)	226	303	(34)	269
Total available for sale securities	$188,147	$(8,596)	$179,551	$190,871	$(14,436)	$176,435	$449	$(62)	$387

At June 30, 2016, there were two holdings in loss positions that were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations. In these specific instances, one of the investments at June 30, 2016 was a closed-end fund with diversified holdings across multiple companies and across multiple industries. This holding was impaired for six months at June 30, 2016. The second holding was a common stock and was impaired for one month. The value of these holdings at June 30, 2016 was $179.6 million. If these holdings were to continue to be impaired, we may need to record impairment in a future period on the condensed consolidated statement of income for the amount of unrealized loss, which at June 30, 2016 was $8.6 million.

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

At June 30, 2015, there were three holdings in loss positions that were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations. In these specific instances, the investments at June 30, 2015 were mutual funds and closed-end funds with diversified holdings across multiple companies and across multiple industries. One holding was impaired for one month, one holding was impaired for eight months and one holding was impaired for ten months at June 30, 2015. The value of these holdings at June 30, 2015 was $0.4 million.

For the three and six months ended June 30, 2016, there were $0.3 million in losses recognized on AFS securities.  There were no losses recognized on AFS securities for the three or six months ended or June 30, 2015.

C.          Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2016, December 31, 2015 and June 30, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  Note that the FASB issued new guidance effective for the Company’s first quarter of 2016 amending the current disclosure requirements for investments in certain entities that calculate net asset value per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient to be removed from the fair value hierarchy.  Instead, those investment amounts are provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the condensed consolidated statements of financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$194,714	$-	$-	$-	$-	$194,714
Investments in partnerships	-	7,939	-	110,004	2,912	120,855
Investments in securities (including GBL stock):
AFS - Common stocks	143,960	-	-	-	-	143,960
AFS - Mutual funds	444	-	-	-	-	444
Trading - Gov't obligations	99,962	-	-	-	-	99,962
Trading - Common stocks	86,747	-	502	-	-	87,249
Trading - Mutual funds	3,261	-	-	-	-	3,261
Trading - Other	571	154	296	-	-	1,021
Total investments in securities	334,945	154	798	-	-	335,897
Investments in affiliated registered investment companies:
AFS - Closed-end funds	67,825	-	-	-	-	67,825
AFS - Mutual funds	5,919	-	-	-	-	5,919
Trading - Mutual funds	44,024	-	-	-	-	44,024
Total investments in affiliated registered investment companies	117,768	-	-	-	-	117,768
Total investments	452,713	8,093	798	110,004	2,912	574,520
Total assets at fair value	$647,427	$8,093	$798	$110,004	$2,912	$769,234
Liabilities
Trading - Common stocks	$6,508	$-	$-	$-	$-	$6,508
Trading - Other	-	62	-	-	-	62
Securities sold, not yet purchased	$6,508	$62	$-	$-	$-	$6,570

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2015
Cash equivalents	$205,733	$-	$-	$-	$-	$205,733
Investments in partnerships	-	13,953	-	87,501	3,597	105,051
Investments in securities (including GBL stock):
AFS - Common stocks	136,360	-	-	-	-	136,360
AFS - Mutual funds	1,143	-	-	-	-	1,143
Trading - Gov't obligations	99,940	-	-	-	-	99,940
Trading - Common stocks	91,686	-	508	-	-	92,194
Trading - Mutual funds	3,216	-	-	-	-	3,216
Trading - Other	230	236	305	-	-	771
Total investments in securities	332,575	236	813	-	-	333,624
Investments in affiliated registered investment companies:
AFS - Closed-end funds	72,591	-	-	-	-	72,591
AFS - Mutual funds	2,952	-	-	-	-	2,952
Trading - Mutual funds	43,133	-	-	-	-	43,133
Total investments in affiliated registered investment companies	118,676	-	-	-	-	118,676
Total investments	451,251	14,189	813	87,501	3,597	557,351
Total assets at fair value	$656,984	$14,189	$813	$87,501	$3,597	$763,084
Liabilities
Trading - Common stocks	$9,537	$-	$-	$-	$-	$9,537
Trading - Other	-	86	-	-	-	86
Securities sold, not yet purchased	$9,537	$86	$-	$-	$-	$9,623

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2015
Cash equivalents	$360,949	$-	$-	$-	$-	$360,949
Investments in partnerships	-	21,526	-	85,352	2,069	108,947
Investments in securities:
AFS - Common stocks	-	-	-	-	-	-
AFS - Mutual funds	1,293	-	-	-	-	1,293
Trading - Gov't obligations	7,000	-	-	-	-	7,000
Trading - Common stocks	92,954	-	920	-	-	93,874
Trading - Mutual funds	3,623	-	-	-	-	3,623
Trading - Other	318	173	298	-	-	789
Total investments in securities	105,188	173	1,218	-	-	106,579
Investments in affiliated registered investment companies:
AFS - Closed-end funds	77,616	-	-	-	-	77,616
AFS - Mutual funds	3,283	-	-	-	-	3,283
Trading - Mutual funds	45,406	-	-	-	-	45,406
Total investments in affiliated registered investment companies	126,305	-	-	-	-	126,305
Total investments	231,493	21,699	1,218	85,352	2,069	341,831
Total assets at fair value	$592,442	$21,699	$1,218	$85,352	$2,069	$702,780
Liabilities
Trading - Common stocks	$9,715	$-	$-	$-	$-	$9,715
Trading - Other	-	110	-	-	-	110
Securities sold, not yet purchased	$9,715	$110	$-	$-	$-	$9,825

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

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March	Unrealized Gains or		Included in	and			Transfers	June
	31, 2016	(Losses) in Income		Other	Unrealized			In and/or	30, 2016
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common stocks	$506	$(4)	$-	$-	$(4)	$-	$-	$-	$502
Trading - Other	305	(9)	-	-	(9)	-	-	-	296
Total	$811	$(13)	$-	$-	$(13)	$-	$-	$-	$798

There were no transfers between any Levels during the three months ended June 30, 2016.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March	Unrealized Gains or		Included in	and			Transfers	June
	31, 2015	(Losses) in Income		Other	Unrealized			In and/or	30, 2015
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common stocks	$939	$(22)	$-	$-	$(22)	$3	$-	$-	$920
Trading - Other	279	21	-	-	21	-	(2)	-	298
Total	$1,218	$(1)	$-	$-	$(1)	$3	$(2)	$-	$1,218

There were no transfers between any Levels during the three months ended June 30, 2015.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers	June
	31, 2015	(Losses) in Income		Other	Unrealized			In and/or	30, 2016
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common stocks	$508	$(6)	$-	$-	$(6)	$-	$-	$-	$502
Trading - Other	305	(9)	-	-	(9)	-	-	-	296
Total	$813	$(15)	$-	$-	$(15)	$-	$-	$-	$798

There were no transfers between any Levels during the six months ended June 30, 2016.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers	June
	31, 2014	(Losses) in Income		Other	Unrealized			In and/or	30, 2015
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common stocks	$1,293	$(21)	$-	$-	$(21)	$6	$(358)	$-	$920
Trading - Other	294	83	-	-	83	5	(84)	-	298
Total	$1,587	$62	$-	$-	$62	$11	$(442)	$-	$1,218

There were no transfers between any Levels during the six months ended June 30, 2015.

D.            Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $105.4 million, $89.3 million and $95.4 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”). We also have investments in unaffiliated entities of $15.5 million, $15.8 million and $13.6 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively (the “unaffiliated entities”).  On a quarterly basis, we evaluate each entity for the appropriate accounting treatment and disclosure. In February 2015, the FASB issued an accounting update amending the consolidation requirements under GAAP.  This guidance was effective for the Company beginning January 1, 2016.  Based on the new consolidation guidance, we have determined that two of the affiliated entities, and none of the unaffiliated entities, are required to be consolidated in our condensed consolidated financial statements in the quarter ended June 30, 2016.

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

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds:

Entities consolidated	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	1	-	1	1	-	1	2
Deconsolidated entities	-	(1)	-	-	-	(1)	-	(2)
Entities consolidated at June 30, 2015	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2015	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	1	-	-	-	1	-
Deconsolidated entities	(1)	(1)	-	(2)	(1)	-	(2)	(3)
Entities consolidated at June 30, 2016	-	1	1	-	-	-	1	1

At and for the six months ended June 30, 2016, one CFF VOE is consolidated, as the Company owns a majority of the interests in the CFF.  At and for the six months ended June 30, 2016, one Partnership VIE is consolidated, as it is a VIE because the unaffiliated partners or shareholders lack substantive kick-out rights and the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	June 30, 2016
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$7,939	$-	$-	$-	$-	$7,939
Equity Method	-	38,188	59,258	7,281	8,189	112,916

Total	$7,939	$38,188	$59,258	$7,281	$8,189	$120,855

	December 31, 2015
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$13,953	$-	$-	$-	$-	$13,953
Equity Method	-	39,552	35,746	7,911	7,889	91,098

Total	$13,953	$39,552	$35,746	$7,911	$7,889	$105,051

	June 30, 2015
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$21,524	$-	$-	$-	$-	$21,524
Equity Method	-	38,514	35,311	6,349	7,249	87,423

Total	$21,524	$38,514	$35,311	$6,349	$7,249	$108,947

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	June 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$194,718	$-	$8	$-	$194,726
Investments in securities (including GBL stock)	329,820	-	6,077	-	335,897
Investments in affiliated investment companies	117,768	-	-	-	117,768
Investments in partnerships	125,278	3,646	(8,069)	-	120,855
Receivable from brokers	18,966	-	2,303	-	21,269
Investment advisory fees receivable	1,570	(4)	(4)	-	1,562
Other assets	10,850	-	-	-	10,850
Total assets	$798,970	$3,642	$315	$-	$802,927
Liabilities and equity
Securities sold, not yet purchased	$6,570	$-	$-	$-	$6,570
Accrued expenses and other liabilities	37,416	9	19	-	37,444
Redeemable noncontrolling interests	-	3,633	296	-	3,929
Total equity	754,984	-	-	-	754,984
Total liabilities and equity	$798,970	$3,642	$315	$-	$802,927

	December 31, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$205,708	$-	$41	$1	$205,750
Investments in securities (including GBL stock)	325,692	-	7,849	83	333,624
Investments in affiliated investment companies	118,676	-	-	-	118,676
Investments in partnerships	109,274	4,506	(8,729)	-	105,051
Receivable from brokers	53,921	-	2,164	425	56,510
Investment advisory fees receivable	4,881	2	5	8	4,896
Other assets	12,614	5	15	(393)	12,241
Total assets	$830,766	$4,513	$1,345	$124	$836,748
Liabilities and equity
Securities sold, not yet purchased	$9,505	$-	$118	$-	$9,623
Accrued expenses and other liabilities	69,712	28	79	19	69,838
Redeemable noncontrolling interests	-	4,485	1,148	105	5,738
Total equity	751,549	-	-	-	751,549
Total liabilities and equity	$830,766	$4,513	$1,345	$124	$836,748

	June 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$361,002	$9	$66	$5	$361,082
Investments in securities	97,126	-	8,535	918	106,579
Investments in affiliated investment companies	126,305	-	-	-	126,305
Investments in partnerships	107,517	11,287	(9,391)	(466)	108,947
Receivable from brokers	54,520	-	1,804	60	56,384
Investment advisory fees receivable	1,548	5	32	10	1,595
Other assets	11,703	(5,985)	8	5	5,731
Total assets	$759,721	$5,316	$1,054	$532	$766,623
Liabilities and equity
Securities sold, not yet purchased	$9,413	$-	$146	$266	$9,825
Accrued expenses and other liabilities	97,210	53	326	168	97,757
Redeemable noncontrolling interests	-	5,263	582	98	5,943
Total equity	653,098	-	-	-	653,098
Total liabilities and equity	$759,721	$5,316	$1,054	$532	$766,623

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended June 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$4,968	$(4)	$-	$-	$4,964
Total expenses	8,275	29	12	-	8,316
Operating loss	(3,307)	(33)	(12)	-	(3,352)
Total other income, net	4,664	211	47	-	4,922
Income before income taxes	1,357	178	35	-	1,570
Income tax provision	305	-	-	-	305
Net income	1,052	178	35	-	1,265
Net income attributable to noncontrolling interests	33	178	35	-	246
Net income attributable to AC Group	$1,019	$-	$-	$-	$1,019

	Three Months Ended June 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$4,601	$(10)	$(1)	$-	$4,590
Total expenses	7,998	39	21	-	8,058
Operating loss	(3,397)	(49)	(22)	-	(3,468)
Total other income, net	4,385	41	19	(6)	4,439
Income before income taxes	988	(8)	(3)	(6)	971
Income tax provision	133	-	-	-	133
Net income	855	(8)	(3)	(6)	838
Net loss attributable to noncontrolling interests	-	(8)	(3)	(6)	(17)
Net income attributable to AC Group	$855	$-	$-	$-	$855

	Six Months Ended June 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$9,490	$(8)	$(1)	$-	$9,481
Total expenses	17,260	62	26	-	17,348
Operating loss	(7,770)	(70)	(27)	-	(7,867)
Total other income, net	11,302	304	39	-	11,645
Income before income taxes	3,532	234	12	-	3,778
Income tax provision	966	-	-	-	966
Net income	2,566	234	12	-	2,812
Net income (loss) attributable to noncontrolling interests	(46)	234	12	-	200
Net income attributable to AC Group	$2,612	$-	$-	$-	$2,612

	Six Months Ended June 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$9,189	$(16)	$(2)	$(14)	$9,157
Total expenses	16,374	72	30	29	16,505
Operating loss	(7,185)	(88)	(32)	(43)	(7,348)
Total other income, net	11,659	91	18	28	11,796
Income before income taxes	4,474	3	(14)	(15)	4,448
Income tax provision	1,234	-	-	-	1,234
Net income	3,240	3	(14)	(15)	3,214
Net loss attributable to noncontrolling interests	-	3	(14)	(15)	(26)
Net income attributable to AC Group	$3,240	$-	$-	$-	$3,240

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager. At June 30, 2016 we consolidated the only VIE.  At December 31, 2015 and June 30, 2015, certain vehicles were deemed VIEs prior to the adoption of ASU 2015-02, but we were not the primary beneficiary, because we do not absorb a majority of the entities’ expected losses and/or expected returns, and they were, therefore, not consolidated.  We consolidated VIEs where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.

The total net assets of these non-consolidated VIEs at December 31, 2015 and June 30, 2015 were $70.2 million and $68.0 million, respectively.  On December 31, 2015 and June 30, 2015, our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs of $9.9 million and $9.8 million, respectively, and the deferred carried interest that we have in another of $39,000 and $41,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.   Additionally, as the general partner or investment manager to the VIEs the Company earns fees in relation to this role, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statements of income, condensed consolidated statements of financial condition and condensed consolidated statements of cash flows.

The assets of the VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as AC Group’s net interest in the VIE.  There is one VIE consolidated at  June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30,	December 31,	June 30,
	2016	2015	2015
(In thousands)
Cash and cash equivalents	$8	$1	$5
Investments in securities	6,077	83	918
Investments in partnerships	-	4,791	11,665
Receivable from brokers	2,303	425	60
Other assets	(4)	-	6
Payable to brokers	-	(6)	(144)
Securities sold, not yet purchased	-	-	(266)
Accrued expenses and other liabilities	(19)	(404)	(6,027)
Redeemable noncontrolling interests	(296)	(350)	(812)
AC Group's net interests in consolidated VIE	$8,069	$4,540	$5,405

E.          Income Taxes

The effective tax rate ("ETR") for the three months ended June 30, 2016 and June 30, 2015 was 19.4% and 13.7%, respectively.  The ETR for the six months ended June 30, 2016 and June 30, 2015 was 25.6% and 27.7%, respectively.

F. Stockholders’ Equity

Shares outstanding were 25.5 million, 25.4 million and 25.7 million on June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

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

Stock Award and Incentive Plan

The Company maintains one Plan approved by the shareholders, which is designed to provide incentives which will attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock.  Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 2.0 million shares of Class A Stock have been reserved for issuance as approved by the Company's stockholders at the annual meeting of stockholders held on May 3, 2016. Under the Plan, the committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.

On November 30, 2015, in connection with the spin-off of the Company from GAMCO on a one for one basis, the Company issued 554,100 AC RSA shares to employees who held 554,100 GAMCO RSA shares.  As of June 30, 2016, December 31, 2015 and June 30, 2015, there were 549,700 RSA shares, 553,100 RSA shares and 704,050 RSA shares outstanding, respectively, that were previously issued at an average weighted GAMCO grant price of $63.99, $64.02 and $67.39, respectively.  These RSA grants occurred prior to the spin-off of Associated Capital.  On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of Associated Capital’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of Associated Capital for each share of GBL).  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive any RSAs, and approved by the Compensation Committee of the Board of Directors (the "Compensation Committee").  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended June 30, 2016 and June 30, 2015, we recognized stock-based compensation expense of $0.6 million.  For the six months ended June 30, 2016 and June 30, 2015, we recognized stock-based compensation expense of $1.3 million.  Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$638	$644	$459	$306	$247	$130	$82	$53	$28	$5
Q2	627	644	459	295	247	115	82	53	28	5
Q3	630	521	411	267	223	96	65	38	14	3
Q4	3,036	459	362	247	207	82	53	28	5	-
Full Year	$4,931	$2,268	$1,691	$1,115	$924	$423	$282	$172	$75	$13

The total compensation cost related to non-vested RSAs not yet recognized is approximately $5.7 million as of June 30, 2016.

G.          Goodwill and Identifiable Intangible Assets

At June 30, 2016, $3.4 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.4 million related to Gabelli Securities, Inc.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended June 30, 2016 or June 30, 2015, and as such there was no impairment analysis performed or charge recorded.

H.          Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2016.

The Company indemnifies the clearing brokers of G.research, LLC, our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At June 30, 2016, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

I. Contractual Obligations

In June 2016, AC entered into a sublease agreement with GAMCO effective from April 1, 2016 through March 31, 2017. Future minimum lease commitment under this operating lease as of June 30, 2016 is as follows:

(In thousands)
2016	$276
2017	92
Total	$368

J. Subsequent Events

From July 1, 2016 to August 5, 2016, the Company repurchased 32,551 shares at $29.90 per share.  As a result, there are 323,821 shares available to be repurchased under this existing buyback plan at August 5, 2016.

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

Factors Affecting Financial Condition and Results of Operations

The Company's interim condensed combined consolidated statement of financial condition at June 30, 2015, and the Company's interim condensed combined consolidated statement of income for the three and six months ended June 30, 2015 were derived from the combined financial statements and accounting records of GAMCO Investors, Inc. (“GAMCO”) and are presented as carve-out financial statements as the Company was not a standalone public company prior to the spin-off.  For the periods prior to the spin-off of the Company from GAMCO, the combined consolidated financial statements include allocations from GAMCO.  The consolidated statement of income for the periods ended June 30, 2015 includes allocations for certain support functions that were provided on a centralized basis by GAMCO and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of headcount or other measures. Management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the consolidated financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its consolidated results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The Company's condensed consolidated statements of financial condition at June 30, 2016 and December 31, 2015, and the Company's condensed consolidated statement of income for the three and six months ended June 30, 2016 are presented based on our actual results as a stand-alone public company subsequent to our spin-off.  References within these Notes to the condensed consolidated statement of financial condition as of June 30, 2016 and December 31, 2015 and the condensed combined consolidated statement of financial condition as of June 30, 2015 shall hereinafter be referred to as the condensed consolidated statements of financial condition.  References within these Notes to the condensed consolidated statement of income for the three and six months ended June 30, 2016 and the condensed combined consolidated statement of income for the three and six months ended June 30, 2015 shall hereinafter be referred to as the condensed consolidated statements of income.

Overview

We are a Delaware corporation organized to be the parent operating company for the spin-off of GAMCO Investors, Inc.’s (“GAMCO’s”) alternative investment management business, institutional research services operations and certain cash and other assets.

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GSI”) and certain cash and other assets to AC Group. GSI is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GSI and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.  During the quarter ended June 30, 2016, AC purchased the 6.1% of GSI shares owned by third parties in exchange for 163,428 shares of the Company.  GSI is now a wholly owned subsidiary of AC. This transaction represents another important step in building a foundation for future growth of the business.

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

As part of the spin-off from GAMCO, on November 27, 2015 GSI purchased from GAMCO 4,393,055 shares of GAMCO class A common stock at a price of $34.1448 per share, based on the average of the volume weighted average price for GAMCO class A stock on an “ex-Distribution” basis from November 9, 2015 through and including November 27, 2015.  GSI paid for the purchase by issuing a note to GAMCO in the principal amount of $150.0 million (the “GSI Note”).  The GSI Note was then contributed by GAMCO to AC and GSI became a majority-owned subsidiary of AC on November 30, 2015 in connection with the completion of the spin-off.  As of June 30, 2016, GSI is a wholly owned subsidiary of AC.

Organizational Chart

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

Institutional research services revenues consist of brokerage commissions derived from securities transactions executed on an agency basis or direct payments on behalf of institutional clients.  Commission revenues vary directly with the perceived value of the research, as well as account trading activity and new account generation.

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

Net income (loss) attributable to non-controlling interests represents the share of net income (loss) attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiary and net income (loss) attributable to third party limited partners of certain partnerships and investors of offshore funds we consolidate.  Please refer to Notes A and D in our consolidated financial statements included elsewhere in this report.

Consolidated Statement of Financial Condition

At June 30, 2016, the Company’s book value on a GAAP basis was $755 million, or $29.66 per share, including cash and investments of $763 million. This includes $295 million of cash and short term US treasuries; $229 million of marketable securities, including 4.4 million shares of GAMCO stock; and $239 million invested in affiliated and third party funds and partnerships. The Company has no long term debt.  Our financial resources underpin our flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.

Total shareholders’ equity was $755 million or $29.66 per share at June 30, 2016 compared to $752 million or $29.54 per share on December 31, 2015.  The increase in equity from the end of 2015 was due primarily to the increase in the value of our available for sale portfolio, net of taxes, of $4.5 million, our net income of $2.6 million and the exchange of AC shares for GSI shares from the minority investors in GSI of $1.6 million, offset by $4.0 million spent on stock repurchases, and dividends declared and paid of $2.5 million.

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

At June 30, 2016, March 31, 2016 and December 31, 2015, AEBV for the Company was $1.005 billion, $1.014 billion and $1.002 billion, respectively, and the AEBV per diluted share was $39.48, $40.01 and $39.37, respectively, share calculated as follows:

	Reconciliation of Total Equity to Adjusted Economic Book Value
	June 30, 2016		March 31, 2016		December 31, 2015
	Total	Per Share	Total	Per Share	Total	Per Share
Total equity as reported	$754,984	$29.66	$764,267	$30.15	$751,549	$29.54
Add: GAMCO Note	250,000	9.82	250,000	9.86	250,000	9.83
Adjusted Economic book value	$1,004,984	$39.48	$1,014,267	$40.01	$1,001,549	$39.37

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared To Three Months Ended June 30, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$2,224	$2,069
Institutional research services	2,290	2,001
Other	450	520
Total revenues	4,964	4,590
Expenses
Compensation	5,441	5,597
Management fee	151	109
Stock based compensation	644	627
Other operating expenses	2,080	1,725
Total expenses	8,316	8,058
Operating loss	(3,352)	(3,468)
Other income (expense)
Net gain from trading securities	1,495	3,759
Interest and dividend income	3,495	1,007
Interest expense	(68)	(327)
Total other income/(expense), net	4,922	4,439
Income before income taxes	1,570	971
Income tax provision	305	133
Net income	1,265	838
Net income/(loss) attributable to noncontrolling interests	246	(17)
Net income attributable to Associated Capital Group, Inc.'s shareholders	$1,019	$855

Net income attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Overview

Net income attributable to shareholders of AC Group for the quarter was $1.0 million, or $0.04 per fully diluted share, versus $0.9 million, or $0.03 per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was impacted by decreased gains from proprietary investments and increased professional fees offset by increased revenues and interest and dividend income.

Revenues

Total revenues were $5.0 million for the quarter ended June 30, 2016, $0.4 million, or 8.7%, higher than total revenues of $4.6 million for the quarter ended June 30, 2015.

Investment advisory income is directly influenced by the level and mix of average AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $2.2 million for the 2016 quarter compared to $2.1 million for the prior year quarter, an increase of $0.1 million.  This increase is due to the increase in AUM to $1.191 billion in the second quarter of 2016 from $1.064 billion in the second quarter of 2015.  Incentive fees are not recognized until the measurement period ends and the fee is crystalized (typically in the fourth quarter, based on results for the calendar year).  If the measurement period had instead ended on June 30, we would have recognized $0.5 million and $1.2 million for the quarters ended June 30, 2016 and 2015, respectively.  Institutional research services revenues in the current year’s second quarter was $2.3 million, 15% higher than the prior year’s period of $2.0 million primarily due to higher underwriting fees earned for preferred stock offerings and sales manager fees from at-the market offerings of certain GAMCO closed-end funds, partially offset by a reduction of income earned from research provided to third party institutions.

Other revenue was $0.5 million for each of the three months ended June 30, 2016 and 2015.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $5.4 million for the quarter ended June 30, 2016, lower than $5.6 million for the quarter ended June 30, 2015.  Fixed compensation costs, which include salaries and benefits, increased to $3.4 million for the second quarter 2016 from $3.2 million in the 2015 period due to an increase in research analyst headcount and additional administrative personnel necessary to support our reporting as a stand-alone public company.  Discretionary bonus accruals increased in the second quarter of 2016 to $0.9 million from $0.7 million in the second quarter of 2015.  The remainder of the compensation expenses represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios.  Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Stock based compensation remained the same at $0.6 million in 2016 and 2015.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  In the second quarter of 2016 and 2015, AC recorded management fee expense of $0.2 and $0.1 million, respectively.

Other operating expenses were $2.1 million during the second quarter of 2016 compared to $1.7 million in prior year second quarter, an increase of $0.4 million due primarily to increased professional fees.

Other

Net gain from investments is directly related to the performance of our proprietary investment portfolio.  For the quarter ended June 30, 2016, net gain from investments was $1.5 million, a decline from the prior year quarter’s gain of $3.8 million due to lower mark-to-market gains in the portfolio.

Interest and dividend income increased $2.5 million to $3.5 million in the 2016 quarter from $1.0 million in the 2015 quarter due to interest earned on the GAMCO Note.  Interest expense decreased to $0.1 million in the second quarter of 2016 from $0.3 million in the prior year’s period.

Six Months Ended June 30, 2016 Compared To Six Months Ended June 30, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$4,292	$4,055
Institutional research services	4,345	4,067
Other	844	1,035
Total revenues	9,481	9,157
Expenses
Compensation	11,753	11,476
Management fee	425	496
Stock based compensation	1,288	1,265
Other operating expenses	3,882	3,268
Total expenses	17,348	16,505
Operating loss	(7,867)	(7,348)
Other income (expense)
Net gain from trading securities	5,204	10,705
Interest and dividend income	6,929	1,752
Interest expense	(488)	(661)
Total other income/(expense), net	11,645	11,796
Income before income taxes	3,778	4,448
Income tax provision	966	1,234
Net income	2,812	3,214
Net loss attributable to noncontrolling interests	200	(26)
Net income attributable to Associated Capital Group, Inc.'s shareholders	$2,612	$3,240

Net income attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.11	$0.13
Diluted	$0.10	$0.13

Overview

Net income attributable to shareholders of AC Group for the first six months of 2016 was $2.6 million, or $0.10 per fully diluted share, versus $3.2 million, or $0.13 per fully diluted share, in the prior year’s first six months.  The period to period comparison was impacted by decreased gains from proprietary investments and increased compensation costs offset by increased revenues and interest and dividend income.

Revenues

Total revenues were $9.5 million for the six months ended June 30, 2016, $0.3 million, or 3.3%, higher than total revenues of $9.2 million for the six months ended June 30, 2015.

Investment advisory income is directly influenced by the level and mix of average AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $4.3 million for the 2016 quarter compared to $4.1 million for the prior year period, an increase of $0.2 million.  This increase is due to the increase in AUM to $1.191 billion in the first half of 2016 from $1.064 billion in the first half of 2015.  Incentive fees are not recognized until the measurement period ends and the fee is crystalized (typically in the fourth quarter, based on results for the calendar year).  If the measurement period had instead ended on June 30, we would have recognized $3.5 million for each of the six months ended June 30, 2016 and 2015.  Institutional research services revenues in the current year’s first half were $4.3 million versus $4.1 million in the prior year period due to higher underwriting fees earned for preferred stock offerings and sales manager fees from at-the market offerings of certain GAMCO closed-end funds.

Other revenue was $0.8 million for the first six months of 2016 as compared to $1.0 million in the 2015 period.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $11.8 million for the six months ended June 30, 2016, a 2.6% increase from $11.5 million for the six months ended June 30, 2015 due to an increase in research analyst headcount and additional administrative personnel necessary to support our reporting as a stand-alone public company.  Fixed compensation costs, which include salaries and benefits, increased to $7.5 million in the 2016 period from $6.8 million in the 2015 period.  Discretionary bonus accruals increased in the first half of 2016 to $1.7 million from $1.4 million in the first half of 2015.  The remainder of the compensation expenses represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios.  For the first six months of 2016, variable payouts on revenues and gains on investment portfolios were $2.6 million, lower by $0.6 million from the $3.2 million in 2015. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Stock based compensation remained the same at $1.3 million in 2016 and 2015.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  In the second quarter of 2016 and 2015, AC recorded management fee expense of $0.4 million and $0.5 million, respectively.

Other operating expenses were $3.9 million during the first half of 2016 compared to $3.3 million in prior year first half, an increase of $0.6 million due primarily to increased professional fees.

Other

Net gain from investments is directly related to the performance of our proprietary investment portfolio.  For the six months ended June 30, 2016, net gain from investments was $5.2 million, a decline from the prior year period’s gain of $10.7 million due to lower mark-to-market gains in the portfolio.

Interest and dividend income increased $5.1 million to $6.9 million in the 2016 half from $1.8 million in the 2015 half due to interest earned on the GAMCO Note.  Interest expense decreased to $0.5 million in the first six months of 2016 from $0.7 million in the prior year’s period.

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

Assets under management (“AUM”) were $1.191 billion as of June 30, 2016, an increase of 5.6% from AUM of $1.128 billion at March 31, 2016 and increased 11.9% from the June 30, 2015 AUM of $1.064 billion.  The increases were attributable both to market appreciation and increased investments, net of redemptions, by investors.

Table I: Fund Flows - 2nd Quarter 2016

		Market
	March 31,	appreciation/	Net cash	June 30,
	2016	(depreciation)	flows	2016

Event Merger Arbitrage	$924	$2	$63	$989
Event-Driven Value	143	-	(2)	141
Other	61	2	(2)	61
Total AUM	$1,128	$4	$59	$1,191

Table II: Fund Flows - Year to date June 30, 2016

		Market
	December 31,	appreciation/	Net cash	June 30,
	2015	(depreciation)	flows	2016

Event Merger Arbitrage	$869	$24	$96	$989
Event-Driven Value	145	1	(5)	141
Other	66	3	(8)	61
Total AUM	$1,080	$28	$83	$1,191

Table III: Assets Under Management by Quarter

				% Change From
	June 30,	March 31,	June 30,	March 31,	June 30,
	2016	2016	2015	2016	2015

Event Merger Arbitrage	$989	$924	$855	7.0	15.7
Event-Driven Value	141	143	133	(1.4)	6.0
Other	61	61	76	-	(19.7)
Total AUM	$1,191	$1,128	$1,064	5.6	11.9

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

Summary cash flow data is as follows:

	Six months ended
	June 30,
	2016	2015
Cash flows provided by (used in):	(in thousands)
Operating activities	$(7,638)	$50,500
Investing activities	860	(40,338)
Financing activities	(4,244)	65,367
Net increase (decrease)	(11,022)	75,529
Cash and cash equivalents at beginning of period	205,750	285,530
Increase in cash from consolidation	-	10
Increase (decrease) in cash from deconsolidation	(2)	13
Cash and cash equivalents at end of period	$194,726	$361,082

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to their investment performance. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements as we build out our operating businesses.  At June 30, 2016, we had total cash and cash equivalents of $194.7 million and $568.0 million in investments.  Cash and cash equivalents of $0.008 million and investments in securities of $8.1 million held by a consolidated investment partnership may not be readily available for the Company to access.

For the six months ended June 30, 2016, cash used in operating activities was $7.6 million. In the first half of 2016, our sources of cash included a $64.4 million decrease in receivable from brokers, increased accrued expenses and other liabilities of $1.5 million, and a $1.4 million decrease in receivable from affiliates.  Cash uses included a $74.4 million decrease in payables to brokers, a $16.5 million decline in other assets, $14.4 million of decreases in investments in trading securities, $12.5 million of contributions to partnerships, $2.7 million of decreases in distributions from partnerships, $2.2 million decline for income taxes payables and deferred tax liabilities, $2.1 million decline in payable to affiliates, and $1.8 million from a decrease in compensation payable.  Cash provided by investing activities, related to purchases, proceeds from sales, and return of capital of available for sale securities, was $0.9 million in the first six months of 2016.  Cash used in financing activities in the first six months of 2016 was $4.2 million primarily due to the purchase of treasury stock.

For the six months ended June 30, 2015, cash provided by operating activities was $50.5 million.  Cash used in investing activities, related to purchases, proceeds from sales, and return of capital of available for sale securities, was $40.3 million in the first six months of 2015.  Cash provided by financing activities in the first six months of 2015 was $65.4 million.

G.research is subject to certain net capital requirements.   G.research computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at June 30, 2016.  At June 30, 2016, G.research had net capital, as defined, of approximately $2.0 million, exceeding the regulatory requirement by approximately $1.7 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent it engages in other business activities.

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

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of the date of June 30, 2016, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended June 30, 2016:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet be
	Shares	Shares, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/16 - 4/30/16	15,400	$29.91	15,400	394,822
5/01/16 - 5/31/16	4,001	29.96	4,001	390,821
6/01/16 - 6/30/16	34,449	28.99	34,449	356,372
Totals	53,850	$29.32	53,850

During the three month period ended June 30, 2016, the Company issued 163,428 shares of its Class A Common Stock in exchange (the “Exchange Transactions”) for 40,857 shares of Common Stock of the Company’s consolidated subsidiary, Gabelli Securities, Inc. (“GSI”). Each Exchange Transaction was separately offered and negotiated with each former holder of GSI Common Stock and the Class A Common Stock was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of Class A Common Stock issued in the Exchange Transactions bear a restricted legend and are treated as “restricted securities” for purposes of Rule 144 under the Securities Act.

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

Date: August 5, 2016