Form 10-Q
period 2016-09-30
Associated Capital Group, Inc.
filed 2016-11-04
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at October 31, 2016
Class A Common Stock, .001 par value	(Including 424,840 restricted stock awards)	6,144,460
Class B Common Stock, .001 par value		19,196,792

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Condition:
- September 30, 2016
- December 31, 2015
- September 30, 2015

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2016 and 2015
- Nine months ended September 30, 2016 and 2015

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended September 30, 2016 and 2015
- Nine months ended September 30, 2016 and 2015

Condensed Consolidated Statements of Equity:
- Nine months ended September 30, 2016 and 2015

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2016 and 2015

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

SIGNATURES

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2016	2015	2015
ASSETS
Cash and cash equivalents	$402,403	$205,750	$363,055
Investments in securities	106,472	197,264	92,822
Investment in GBL stock	125,070	136,360	-
Investments in affiliated registered investment companies	126,222	118,676	115,046
Investments in partnerships	128,198	105,051	101,022
Receivable from brokers	19,807	56,510	52,595
Investment advisory fees receivable	1,932	4,896	1,991
Receivable from affiliates	7,917	7,457	202
Goodwill	3,422	3,254	3,254
Other assets	3,368	1,530	882
Total assets	$924,811	$836,748	$730,869

LIABILITIES, NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$1,549	$50,648	$49,365
Income taxes payable and deferred tax liabilities	2,014	5,669	8,832
Compensation payable	8,499	10,926	5,046
Securities sold, not yet purchased	4,215	9,623	5,577
Mandatorily redeemable noncontrolling interests	-	1,129	1,257
Payable to affiliates	331	-	23,369
Accrued expenses and other liabilities	6,135	1,466	1,846
Total liabilities	22,743	79,461	95,292

Redeemable noncontrolling interests	3,999	5,738	6,018

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,401,530, 6,247,452 and 0 shares
issued, respectively; 6,164,275, 6,242,952 and 0 shares outstanding, respectively	6	6	-
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792, 19,196,792 and 0 shares
issued and outstanding, respectively	19	19	-
Additional paid-in capital	1,006,502	999,000	-
Parent Company Equity - pre Spin-off	-	-	624,792
Retained earnings	6,102	2,072	-
GBL 4% PIK Note	(100,000)	(250,000)	-
Accumulated comprehensive income (loss)	(7,633)	(1,857)	4,767
Treasury stock, at cost (237,255, 1,500 and 0 shares, respectively)	(6,927)	(44)	-
Total Associated Capital Group, Inc. stockholders' equity	898,069	749,196	629,559
Noncontrolling interests	-	2,353	-
Total equity	898,069	751,549	629,559
Total liabilities and equity	$924,811	$836,748	$730,869

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Investment advisory and incentive fees	$2,294	$2,240	$6,586	$6,295
Institutional research services	2,609	2,063	6,954	6,130
Other	548	387	1,392	1,422
Total revenues	5,451	4,690	14,932	13,847
Expenses
Compensation	6,415	5,079	18,168	16,555
Management fee	641	(1,374)	1,066	(878)
Stock based compensation	727	630	2,015	1,895
Other operating expenses	2,165	1,436	6,047	4,704
Total expenses	9,948	5,771	27,296	22,276

Operating loss	(4,497)	(1,081)	(12,364)	(8,429)
Other income (expense)
Net gain from investments	7,566	(11,539)	12,770	(834)
Interest and dividend income	2,833	551	9,762	2,303
Interest expense	(66)	(323)	(554)	(984)
Total other income/(expense), net	10,333	(11,311)	21,978	485
Income/(loss) before income taxes	5,836	(12,392)	9,614	(7,944)
Income tax provision	1,807	(4,388)	2,773	(3,154)
Net income/(loss)	4,029	(8,004)	6,841	(4,790)
Net income/(loss) attributable to noncontrolling interests	70	(464)	270	(490)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$3,959	$(7,540)	$6,571	$(4,300)

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.16	$(0.30)	$0.26	$(0.17)

Diluted	$0.16	$(0.30)	$0.26	$(0.17)

Weighted average shares outstanding:
Basic	24,918	24,947	24,879	25,047

Diluted	25,219	25,241	25,194	25,337

Dividends declared:	$-	$-	$0.10	$-

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income/(loss)	$4,029	$(8,004)	$6,841	$(4,790)
Other comprehensive loss, net of tax:
Net unrealized losses on securities available for sale (a)	(9,336)	(4,605)	(4,812)	(4,411)
Other comprehensive loss	(9,336)	(4,605)	(4,812)	(4,411)

Comprehensive income/(loss)	(5,307)	(12,609)	2,029	(9,201)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	70	(464)	1,234	(490)

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(5,377)	$(12,145)	$795	$(8,711)

(a)	Net of income tax benefit of $5,251, $2,705, $3,751 and $2,591, respectively.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2016

		Associated Capital Group, Inc. shareholders
				Additional		Accumulated			Redeemable
	Noncontrolling	Common	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2015	$2,353	$25	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-	(244)
Deconsolidation of an
offshore fund	-	-	-	-	-	-	-	-	(1,811)
Net income (loss)	(46)	-	6,571	-	-	-	-	6,525	316
Net unrealized gains on
securities available for sale,
net of income tax benefit ($2,689)	964	-	-	-	-	(5,744)	-	(4,780)	-
Amounts reclassified from
accumulated other comprehensive
income, net of income tax ($18)	-	-	-	-	-	(32)	-	(32)	-
Noncontrolling minority interest	(3,271)	-	-	4,862	-	-	-	1,591	-
Dividends declared ($.10 per share)	-	-	(2,541)	-	-	-	-	(2,541)	-
Stock based
compensation expense	-	-	-	2,015	-	-	-	2,015	-
Purchase of treasury stock	-	-	-	-	-	-	(6,883)	(6,883)	-
Increase to paid in capital for the
excess of actual tax benefit over
recorded RSA tax benefit	-	-	-	625	-	-	-	625	-
Principal repayment	-	-	-	-	150,000	-	-	150,000	-
Balance at September 30, 2016	$-	$25	$6,102	$1,006,502	$(100,000)	$(7,633)	$(6,927)	$898,069	$3,999

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2015

	Associated Capital Group, Inc shareholders
	Parent Company	Accumulated		Redeemable
	Equity	Comprehensive		Noncontrolling
	pre Spin-off	Income	Total	Interests
Balance at December 31, 2014	$573,749	$9,178	$582,927	$68,334
Contributions from redeemable noncontrolling interests	-	-	-	1,036
Redemptions of noncontrolling interests	-	-	-	(602)
Consolidation of consolidated feeder fund	-	-	-	996
Deconsolidation of offshore fund	-	-	-	(63,256)
Net income (loss)	(4,300)	-	(4,300)	(490)
Net unrealized gains on securities available for sale,
net of income tax benefit ($2,637)	-	(4,490)	(4,490)	-
Amounts reclassified from accumulated other
comprehensive income, net of income tax $46	-	79	79	-
Stock based compensation expense	1,895	-	1,895	-
Net transfer from GBL	53,448	-	53,448	-
Balance at September 30, 2015	$624,792	$4,767	$629,559	$6,018

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income	$6,841	$(4,790)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(7,203)	(669)
Depreciation and amortization	13	9
Stock based compensation expense	2,015	1,895
Cost basis of donated securities	-	73
Other-than-temporary loss on available for sale securities	298	150
Net gains on sales of available for sale securities	(348)	(25)
(Increase) decrease in assets:
Investments in trading securities	82,670	29,096
Investments in partnerships:
Contributions to partnerships	(30,217)	(15,170)
Distributions from partnerships	14,268	22,800
Receivable from affiliates	(460)	-
Receivable from brokers	36,006	(26,094)
Investment advisory fees receivable	2,946	1,956
Other assets	(1,478)	18,421
Increase (decrease) in liabilities:
Payable to brokers	(49,078)	43,232
Income taxes payable and deferred tax liabilities	(323)	(4,940)
Payable to affiliates	331	2,636
Compensation payable	(2,426)	(4,133)
Mandatorily redeemable noncontrolling interests	292	(45)
Accrued expenses and other liabilities	4,693	681
Total adjustments	51,999	69,873
Net cash provided by operating activities	$58,840	$65,083

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Investing activities
Purchases of available for sale securities	$(4,111)	$(43,030)
Proceeds from sales of available for sale securities	803	1,013
Return of capital on available for sale securities	754	554
Net cash used in investing activities	(2,554)	(41,463)

Financing activities
Contributions from redeemable noncontrolling interests	-	1,036
Redemptions of redeemable noncontrolling interests	(244)	(602)
Net transfer from Parent	-	53,448
Purchase of treasury stock	(6,883)	-
Dividends paid	(2,504)	-
Proceeds from payment of GBL 4% PIK Note	150,000	-
Net cash provided by financing activities	140,369	53,882
Net increase in cash and cash equivalents	196,655	77,502
Cash and cash equivalents at beginning of period	205,750	285,530
Increase in cash from consolidation	-	10
Increase (decrease) in cash from deconsolidation	(2)	13
Cash and cash equivalents at end of period	$402,403	$363,055
Supplemental disclosures of cash flow information:
Cash paid for interest	$262	$1,026
Cash paid for taxes	$2,989	$2

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

-	For the nine months ended September 30, 2016 and September 30, 2015, AC accrued dividends on restricted stock awards of $50 and $0, respectively.
-   During the nine months ended September 30, 2016, AC exchanged 163,428 shares of AC for the 6.1% of Gabelli Securities, Inc. shares owned by third parties.

-See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GSI”) and certain cash and other assets to AC Group. GSI is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GSI and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.  During the nine months ended September 30, 2016, AC purchased the 6.1% of GSI shares owned by third parties in exchange for 163,428 Class A shares of the Company. GSI is now a wholly owned subsidiary of AC.

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

In addition, the following transactions were also undertaken in connection with the spin-off:

GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250.0 million used to partially capitalize the Company in connection with the spin-off. The GAMCO Note bears interest at 4.0% per annum and has a maturity date of November 30, 2020 with respect to the original principal amount of the GAMCO Note. Interest on the GAMCO Note will accrue from the most recent date for which interest has been paid, or if no interest has been paid, from the effective date of the GAMCO Note; provided, however, that at the election of GAMCO, payment of interest on the GAMCO Note may, in lieu of being paid in cash, be paid, in whole or in part, in kind on the then-outstanding principal amount (a “PIK Amount”).  GAMCO will repay all PIK Amounts added to the outstanding principal amount of the GAMCO Note, in cash, on the fifth anniversary of the date on which each such PIK Amount was added to the outstanding principal amount of the GAMCO Note.  In no event may any interest be paid in kind subsequent to November 30, 2019.  GAMCO may prepay the GAMCO Note prior to maturity without penalty.

During the three months ended September 30, 2016, AC received principal repayments totaling $150 million on the GAMCO Note.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $40 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $100 million principal amount outstanding, $10 million is due on November 30, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

In addition, AC Group, through GSI, owns 4,393,055 shares of GAMCO Class A common stock.  The sale was made from GAMCO to GSI in advance of the spin-off.  GSI paid the purchase price by issuing a note to GAMCO in the principal amount of $150 million (the “GSI Note”).  In connection with the spin-off, AC Group received the GSI Note from GAMCO and GSI became a subsidiary of AC Group.The GSI Note is thus now an intercompany note within the AC Group.

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries.  Intercompany accounts and transactions are eliminated.

The Company's interim condensed combined consolidated statement of financial condition at September 30, 2015, and the Company's interim condensed combined consolidated statement of income for the three and nine months ended September 30, 2015 were derived from the combined financial statements and accounting records of GAMCO and are presented as carve-out financial statements as the Company was not a standalone public company prior to the spin-off.  For the periods prior to the spin-off of the Company from GAMCO, the combined consolidated financial statements include allocations from GAMCO.  These allocations may not be reflective of the actual level of assets, liabilities, income or costs which would have been incurred had the Company operated as a separate legal entity apart from GAMCO.

The Company's condensed consolidated statements of financial condition at September 30, 2016 and December 31, 2015, and the Company's condensed consolidated statement of income for the three and nine months ended September 30, 2016 are presented based on our actual results as a stand-alone public company subsequent to our spin-off.  References within these Notes to the condensed consolidated statement of financial condition as of September 30, 2016 and December 31, 2015 and the condensed combined consolidated statement of financial condition as of September 30, 2015 shall hereinafter be referred to as the condensed consolidated statements of financial condition.  References within these Notes to the condensed consolidated statement of income for the three and nine months ended September 30, 2016 and the condensed combined consolidated statement of income for the three and nine months ended September 30, 2015 shall hereinafter be referred to as the condensed consolidated statements of income.

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

In August 2016, the FASB issued ASU 2016-15, which adds and clarifies guidance on the classification of certain cash receipts and payments in the consolidated statements of cash flows.  For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods.  Early adoption is permitted. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

B. Investment in Securities

Investments in securities (including GBL stock) at September 30, 2016, December 31, 2015 and September 30, 2015 consisted of the following:

	September 30, 2016		December 31, 2015		September 30, 2015
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$24,952	$24,995	$99,897	$99,940	$-	$-
Common stocks	64,393	77,031	78,974	92,194	78,025	87,745
Mutual funds	2,384	3,031	2,578	3,216	2,504	3,180
Other investments	696	934	570	771	505	723
Total trading securities	92,425	105,991	182,019	196,121	81,034	91,648

Available for sale securities:
Common stocks	150,000	125,070	150,000	136,360	-	-
Mutual funds	206	481	627	1,143	627	1,174
Total available for sale securities	150,206	125,551	150,627	137,503	627	1,174

Total investments in securities	$242,631	$231,542	$332,646	$333,624	$81,661	$92,822

Securities sold, not yet purchased at September 30, 2016, December 31, 2015 and September 30, 2015 consisted of the following:

	September 30, 2016		December 31, 2015		September 30, 2015
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$3,697	$3,948	$10,095	$9,537	$6,123	$5,482
Other investments	245	267	24	86	8	95
Total securities sold, not yet purchased	$3,942	$4,215	$10,119	$9,623	$6,131	$5,577

Investments in affiliated registered investment companies at September 30, 2016, December 31, 2015 and September 30, 2015 consisted of the following:

	September 30, 2016		December 31, 2015		September 30, 2015
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$40,096	$44,799	$40,097	$43,133	$40,097	$41,820
Total trading securities	40,096	44,799	40,097	43,133	40,097	41,820

Available for sale securities:
Closed-end funds	61,375	75,392	62,070	72,591	63,068	70,349
Mutual funds	4,408	6,031	1,846	2,952	1,883	2,877
Total available for sale securities	65,783	81,423	63,916	75,543	64,951	73,226

Total investments in affiliated
registered investment companies	$105,879	$126,222	$104,013	$118,676	$105,048	$115,046

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

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended September 30,
2016	2015
$-	$(150)	Net gain/(loss) from investments	OTT impairment of AFS securities
-	(150)	Income/(loss) before income taxes
-	56	Income tax provision
$-	$(94)	Net income/(loss)

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Nine months ended September 30,
2016	2015
$348	$25	Net gain/(loss) from investments	Realized gain on sale of AFS securities
(298)	(150)	Net gain/(loss) from investments	OTT impairment of AFS securities
50	(125)	Income/(loss) before income taxes
(18)	46	Income tax provision
$32	$(79)	Net income/(loss)

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  At September 30, 2016, December 31, 2015 and September 30, 2015, we held derivative contracts on 24,000 equity shares, 250,000 equity shares and 170,000 equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.   We had two foreign exchange contracts outstanding at December 31, 2015 and September 30, 2015 that are included in receivable from brokers or payable to brokers on the condensed consolidated statements of financial condition.  Aside from one foreign exchange contract at December 31, 2015 and September 30, 2015, these transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.  The one foreign exchange contract that was designated as a hedge was for a short of British Pounds to hedge the long investment that we have in the London Stock Exchange listed Gabelli Value Plus+ Trust Ltd. closed-end fund which is denominated in British Pounds.  As the underlying investment that is being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain/(loss) from investments on the condensed consolidated statements of income and not in accumulated comprehensive income.

The following tables identify the fair values and gains and losses of all derivatives held by the Company (in thousands):

		Asset Derivatives				Liability Derivatives
Statement of		Fair Value			Statement of	Fair Value
Financial Condition		September 30,	December 31,	September 30,	Financial Condition	September 30,	December 31,	September 30,
Location		2016	2015	2015	Location	2016	2015	2015
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange	Receivable from
contracts	brokers	$-	$-	$-	Payable to brokers	$-	$37,584	$36,354
Sub total		$-	$-	$-		$-	$37,584	$36,354
Derivatives not designated as hedging
instruments under FASB ASC 815-20
Equity contracts	Investments in				Securities sold,
	securities	$178	$236	$143	not yet purchased	$33	$86	$95
Foreign exchange	Receivable from
contracts	brokers	-	-	-	Payable to brokers	-	5,017	5,172
Sub total		$178	$236	$143		$33	$5,103	$5,267
Total derivatives		$178	$236	$143		$33	$42,687	$41,621

Type of Derivative	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign exchange contracts	Net gain/(loss) from investments	$-	$1,985	$1,373	$1,885
Equity contracts	Net gain/(loss) from investments	159	27	204	199
Total		$159	$2,012	$1,577	$2,084

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(In thousands)
September 30, 2016	$178	$-	$178	$(14)	$-	$164
December 31, 2015	177	-	177	(81)	-	96
September 30, 2015	$143	$-	$143	$(89)	$-	$54

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(In thousands)
September 30, 2016	$14	$-	$14	$(14)	$-	$-
December 31, 2015	81	-	81	(81)	-	-
September 30, 2015	$89	$-	$89	$(89)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of September 30, 2016, December 31, 2015 and September 30, 2015:

	September 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(24,930)	$125,070
Closed-end funds	61,375	14,027	(10)	75,392
Mutual funds	4,614	1,898	-	6,512
Total available for sale securities	$215,989	$15,925	$(24,940)	$206,974

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(13,640)	$136,360
Closed-end funds	62,070	11,299	(778)	72,591
Mutual funds	2,472	1,641	(18)	4,095
Total available for sale securities	$214,542	$12,940	$(14,436)	$213,046

	September 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$-	$-	$-	$-
Closed-end funds	63,068	10,128	(2,847)	70,349
Mutual funds	2,510	1,620	(79)	4,051
Total available for sale securities	$65,578	$11,748	$(2,926)	$74,400

Changes in net unrealized losses, net of taxes, for the three months ended September 30, 2016 and September 30, 2015 of $9.3 million and $4.6 million in losses, respectively, have been included in other comprehensive loss, a component of equity, at September 30, 2016 and September 30, 2015.  Return of capital on available for sale securities was $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively.  For the three months ended September 30, 2016 and September 30, 2015, there were no proceeds from the sales of investments available for sale and no gross gains on the sale of investments available for sale.  There were no losses on the sale of investments available for sale for the three months ended September 30, 2016 or September 30, 2015. Changes in net unrealized losses, net of taxes, for the nine months ended September 30, 2016 and September 30, 2015 of $4.8 million and $4.4 million in losses, respectively, have been included in other comprehensive loss, a component of equity, at September 30, 2016 and September 30, 2015.  Return of capital on available for sale securities was $0.8 million and $0.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.  Proceeds from sales of investments available for sale were approximately $0.8 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, gross gains on the sale of investments available for sale amounted to $0.3 million and $0.03 million and were reclassified from other comprehensive income into net gain/(loss) from investments in the condensed consolidated statements of income. There were no losses on the sale of investments available for sale for the nine months ended September 30, 2016 or September 30, 2015. The cost basis of a security sold is determined using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	September 30, 2016			December 31, 2015			September 30, 2015
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Common stocks	$150,000	$(24,930)	$125,070	$150,000	$(13,640)	$136,360	$-	$-	$-
Closed-end funds	3,162	(10)	3,152	40,627	(778)	39,849	40,537	(2,847)	37,690
Mutual funds	-	-	-	244	(18)	226	303	(79)	224
Total available for sale securities	$153,162	$(24,940)	$128,222	$190,871	$(14,436)	$176,435	$40,840	$(2,926)	$37,914

At September 30, 2016, there were two holdings in loss positions that were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations. In these specific instances, one of the investments at September 30, 2016 was a closed-end fund with diversified holdings across multiple companies and across multiple industries. This holding was impaired for one month at September 30, 2016. The second holding was a common stock and was impaired for four months. The value of these holdings at September 30, 2016 was $128.2 million. If these holdings were to continue to be impaired, we may need to record impairment in a future period on the condensed consolidated statement of income for the amount of unrealized loss, which at September 30, 2016 was $24.9 million.

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

There were no losses recognized on AFS securities for the three months ended September 30, 2016.  For the nine months ended September 30, 2016, there were $0.3 million in losses recognized on AFS securities.  For the three and nine months ended September 30, 2015, there were $0.2 million in losses recognized on AFS securities.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of September 30, 2016, December 31, 2015 and September 30, 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  Note that the FASB issued new guidance effective for the Company’s first quarter of 2016 amending the current disclosure requirements for investments in certain entities that calculate net asset value per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient to be removed from the fair value hierarchy.  Instead, those investment amounts are provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the condensed consolidated statements of financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$402,391	$-	$-	$-	$-	$402,391
Investments in partnerships	-	8,123	-	117,854	2,221	128,198
Investments in securities (including GBL stock):
AFS - Common stocks	125,070	-	-	-	-	125,070
AFS - Mutual funds	481	-	-	-	-	481
Trading - Gov't obligations	24,995	-	-	-	-	24,995
Trading - Common stocks	76,570	-	461	-	-	77,031
Trading - Mutual funds	3,031	-	-	-	-	3,031
Trading - Other	476	178	280	-	-	934
Total investments in securities	230,623	178	741	-	-	231,542
Investments in affiliated registered investment companies:
AFS - Closed-end funds	72,240	-	-	3,152	-	75,392
AFS - Mutual funds	6,031	-	-	-	-	6,031
Trading - Mutual funds	44,799	-	-	-	-	44,799
Total investments in affiliated registered
investment companies	123,070	-	-	3,152	-	126,222
Total investments	353,693	8,301	741	121,006	2,221	485,962
Total assets at fair value	$756,084	$8,301	$741	$121,006	$2,221	$888,353
Liabilities
Trading - Common stocks	$3,948	$-	$-	$-	$-	$3,948
Trading - Other	-	267	-	-	-	267
Securities sold, not yet purchased	$3,948	$267	$-	$-	$-	$4,215

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2015
Cash equivalents	$205,733	$-	$-	$-	$-	$205,733
Investments in partnerships	-	13,953	-	87,501	3,597	105,051
Investments in securities (including GBL stock):
AFS - Common stocks	136,360	-	-	-	-	136,360
AFS - Mutual funds	1,143	-	-	-	-	1,143
Trading - Gov't obligations	99,940	-	-	-	-	99,940
Trading - Common stocks	91,686	-	508	-	-	92,194
Trading - Mutual funds	3,216	-	-	-	-	3,216
Trading - Other	230	236	305	-	-	771
Total investments in securities	332,575	236	813	-	-	333,624
Investments in affiliated registered investment companies:
AFS - Closed-end funds	72,591	-	-	-	-	72,591
AFS - Mutual funds	2,952	-	-	-	-	2,952
Trading - Mutual funds	43,133	-	-	-	-	43,133
Total investments in affiliated registered
investment companies	118,676	-	-	-	-	118,676
Total investments	451,251	14,189	813	87,501	3,597	557,351
Total assets at fair value	$656,984	$14,189	$813	$87,501	$3,597	$763,084
Liabilities
Trading - Common stocks	$9,537	$-	$-	$-	$-	$9,537
Trading - Other	-	86	-	-	-	86
Securities sold, not yet purchased	$9,537	$86	$-	$-	$-	$9,623

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2015
Cash equivalents	$362,955	$-	$-	$-	$-	$362,955
Investments in partnerships	-	14,319	-	84,506	2,197	101,022
Investments in securities:
AFS - Common stocks	-	-	-	-	-	-
AFS - Mutual funds	1,174	-	-	-	-	1,174
Trading - Gov't obligations	-	-	-	-	-	-
Trading - Common stocks	86,970	-	775	-	-	87,745
Trading - Mutual funds	3,180	-	-	-	-	3,180
Trading - Other	263	143	317	-	-	723
Total investments in securities	91,587	143	1,092	-	-	92,822
Investments in affiliated registered investment companies:
AFS - Closed-end funds	70,349	-	-	-	-	70,349
AFS - Mutual funds	2,877	-	-	-	-	2,877
Trading - Mutual funds	41,820	-	-	-	-	41,820
Total investments in affiliated registered
investment companies	115,046	-	-	-	-	115,046
Total investments	206,633	14,462	1,092	84,506	2,197	308,890
Total assets at fair value	$569,588	$14,462	$1,092	$84,506	$2,197	$671,845
Liabilities
Trading - Common stocks	$5,482	$-	$-	$-	$-	$5,482
Trading - Other	-	95	-	-	-	95
Securities sold, not yet purchased	$5,482	$95	$-	$-	$-	$5,577

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

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June,	Unrealized Gains or		Included in	and			Transfers	September
	30, 2016	(Losses) in Income		Other	Unrealized			In and/or	30, 2016
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common stocks	$502	$(41)	$-	$-	$(41)	$-	$-	$-	$461
Trading - Other	296	4	-	-	4	-	(20)	-	280
Total	$798	$(37)	$-	$-	$(37)	-	$(20)	$-	$741

There were no transfers between any Levels during the three months ended September 30, 2016.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June,	Unrealized Gains or		Included in	and			Transfers	September
	30, 2015	(Losses) in Income		Other	Unrealized			In and/or	30, 2015
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common stocks	$920	$(145)	$-	$-	$(145)	$-	$-	$-	$775
Trading - Other	298	19	-	-	19	-	-	-	317
Total	$1,218	$(126)	$-	$-	$(126)	$-	$-	$-	$1,092

There were no transfers between any Levels during the three months ended September 30, 2015.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers	September
	31, 2015	(Losses) in Income		Other	Unrealized			In and/or	30, 2016
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common stocks	$508	$(47)	$-	$-	$(47)	$-	$-	$-	$461
Trading - Other	305	(5)	-	-	(5)	-	(20)	-	280
Total	$813	$(52)	$-	$-	$(52)	$-	$(20)	$-	$741

There were no transfers between any Levels during the nine months ended September 30, 2016.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers	September
	31, 2014	(Losses) in Income		Other	Unrealized			In and/or	30, 2015
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common stocks	$1,293	$(166)	$-	$-	$(166)	$6	$(358)	$-	$775
Trading - Other	294	102	-	-	102	5	(84)	-	317
Total	$1,587	$(64)	$-	$-	$(64)	$11	$(442)	$-	$1,092

There were securities with a value of $0.4 million that were transferred out of Level 3 as a result of the deconsolidation of an offshore fund during the first quarter of 2015 which are reflected in sales above.  There were no transfers between Levels 1 or 2 during the nine months ended September 30, 2015.

D.  Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $113.4 million, $89.3 million and $87.2 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”). We also have investments in unaffiliated entities of $14.8 million, $15.8 million and $13.8 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively (the “unaffiliated entities”).  On a quarterly basis, we evaluate each entity for the appropriate accounting treatment and disclosure. In February 2015, the FASB issued an accounting update amending the consolidation requirements under GAAP.  This guidance was effective for the Company beginning January 1, 2016.  Based on the new consolidation guidance, we have determined that two of the affiliated entities, and none of the unaffiliated entities, are required to be consolidated in our condensed consolidated financial statements in the quarter ended September 30, 2016.

For those entities where consolidation is not deemed to be appropriate, we report them in our condensed consolidated statements of financial condition under the caption “Investments in partnerships”.  This caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note C.  The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds (“CFFs”) under the caption Net gain/(loss) from investments on the condensed consolidated statements of income.

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds:

Entities consolidated	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	1	-	1	1	-	1	2
Deconsolidated entities	-	(1)	-	-	-	(1)	-	(2)
Entities consolidated at September 30, 2015	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2015	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	1	-	-	-	1	-
Deconsolidated entities	(1)	(1)	-	(2)	(1)	-	(2)	(3)
Entities consolidated at September 30, 2016	-	1	1	-	-	-	1	1

At and for the nine months ended September 30, 2016, one CFF VOE is consolidated, as the Company owns a majority of the interests in the CFF.  At and for the nine months ended September 30, 2016, one Partnership VIE is consolidated, as it is a VIE because the unaffiliated partners or shareholders lack substantive kick-out rights and the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	September 30, 2016
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$8,123	$-	$-	$-	$-	$8,123
Equity Method	-	40,516	64,810	5,438	9,311	120,075

Total	$8,123	$40,516	$64,810	$5,438	$9,311	$128,198

	December 31, 2015
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$13,953	$-	$-	$-	$-	$13,953
Equity Method	-	39,552	35,746	7,911	7,889	91,098

Total	$13,953	$39,552	$35,746	$7,911	$7,889	$105,051

	September 30, 2015
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$14,319	$-	$-	$-	$-	$14,319
Equity Method	-	38,313	34,552	6,286	7,552	86,703

Total	$14,319	$38,313	$34,552	$6,286	$7,552	$101,022

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	September 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$402,395	$-	$8	$-	$402,403
Investments in securities (including GBL stock)	224,996	-	6,546	-	231,542
Investments in affiliated investment companies	126,222	-	-	-	126,222
Investments in partnerships	132,564	3,730	(8,096)	-	128,198
Receivable from brokers	17,943	-	1,864	-	19,807
Investment advisory fees receivable	1,944	(7)	(5)	-	1,932
Other assets	14,707	-	-	-	14,707
Total assets	$920,771	$3,723	$317	$-	$924,811
Liabilities and equity
Securities sold, not yet purchased	$4,215	$-	$-	$-	$4,215
Accrued expenses and other liabilities	18,487	11	30	-	18,528
Redeemable noncontrolling interests	-	3,712	287	-	3,999
Total equity	898,069	-	-	-	898,069
Total liabilities and equity	$920,771	$3,723	$317	$-	$924,811

	December 31, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$205,708	$-	$41	$1	$205,750
Investments in securities (including GBL stock)	325,692	-	7,849	83	333,624
Investments in affiliated investment companies	118,676	-	-	-	118,676
Investments in partnerships	109,274	4,506	(8,729)	-	105,051
Receivable from brokers	53,921	-	2,164	425	56,510
Investment advisory fees receivable	4,881	2	5	8	4,896
Other assets	12,614	5	15	(393)	12,241
Total assets	$830,766	$4,513	$1,345	$124	$836,748
Liabilities and equity
Securities sold, not yet purchased	$9,505	$-	$118	$-	$9,623
Accrued expenses and other liabilities	69,712	28	79	19	69,838
Redeemable noncontrolling interests	-	4,485	1,148	105	5,738
Total equity	751,549	-	-	-	751,549
Total liabilities and equity	$830,766	$4,513	$1,345	$124	$836,748

	September 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$362,988	$2	$52	$13	$363,055
Investments in securities	84,306	-	7,807	709	92,822
Investments in affiliated investment companies	115,046	-	-	-	115,046
Investments in partnerships	105,094	4,817	(8,504)	(385)	101,022
Receivable from brokers	50,637	-	1,933	25	52,595
Investment advisory fees receivable	1,977	5	9	-	1,991
Other assets	4,183	16	137	2	4,338
Total assets	$724,231	$4,840	$1,434	$364	$730,869
Liabilities and equity
Securities sold, not yet purchased	$5,231	$-	$140	$206	$5,577
Accrued expenses and other liabilities	89,441	38	155	81	89,715
Redeemable noncontrolling interests	-	4,802	1,139	77	6,018
Total equity	629,559	-	-	-	629,559
Total liabilities and equity	$724,231	$4,840	$1,434	$364	$730,869

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended September 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$5,456	$(4)	$(1)	$-	$5,451
Total expenses	9,910	29	9	-	9,948
Operating loss	(4,454)	(33)	(10)	-	(4,497)
Total other income, net	10,220	110	3	-	10,333
Income before income taxes	5,766	77	(7)	-	5,836
Income tax provision	1,807	-	-	-	1,807
Net income	3,959	77	(7)	-	4,029
Net income attributable to noncontrolling interests	-	77	(7)	-	70
Net income attributable to AC Group	$3,959	$-	$-	$-	$3,959

	Three Months Ended September 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$4,701	$(9)	$(2)	$-	$4,690
Total expenses	5,725	23	20	3	5,771
Operating loss	(1,024)	(32)	(22)	(3)	(1,081)
Total other income, net	(10,904)	(268)	(120)	(19)	(11,311)
Income before income taxes	(11,928)	(300)	(142)	(22)	(12,392)
Income tax provision	(4,388)	-	-	-	(4,388)
Net income	(7,540)	(300)	(142)	(22)	(8,004)
Net loss attributable to noncontrolling interests	-	(300)	(142)	(22)	(464)
Net income attributable to AC Group	$(7,540)	$-	$-	$-	$(7,540)

	Nine Months Ended September 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$14,946	$(12)	$(2)	$-	$14,932
Total expenses	27,170	91	35	-	27,296
Operating loss	(12,224)	(103)	(37)	-	(12,364)
Total other income, net	21,522	414	42	-	21,978
Income before income taxes	9,298	311	5	-	9,614
Income tax provision	2,773	-	-	-	2,773
Net income	6,525	311	5	-	6,841
Net income (loss) attributable to noncontrolling interests	(46)	311	5	-	270
Net income attributable to AC Group	$6,571	$-	$-	$-	$6,571

	Nine Months Ended September 30, 2015
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$13,890	$(25)	$(4)	$(14)	$13,847
Total expenses	22,099	95	50	32	22,276
Operating loss	(8,209)	(120)	(54)	(46)	(8,429)
Total other income, net	755	(177)	(102)	9	485
Income before income taxes	(7,454)	(297)	(156)	(37)	(7,944)
Income tax provision	(3,154)	-	-	-	(3,154)
Net income	(4,300)	(297)	(156)	(37)	(4,790)
Net loss attributable to noncontrolling interests	-	(297)	(156)	(37)	(490)
Net income attributable to AC Group	$(4,300)	$-	$-	$-	$(4,300)

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager. At September 30, 2016 we consolidated the only VIE.  At December 31, 2015 and September 30, 2015, certain vehicles were deemed VIEs prior to the adoption of ASU 2015-02, but we were not the primary beneficiary, because we do not absorb a majority of the entities’ expected losses and/or expected returns, and they were, therefore, not consolidated.  We consolidated VIEs where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.

The total net assets of these non-consolidated VIEs at December 31, 2015 and September 30, 2015 were $70.2 million and $65.8 million, respectively.  On December 31, 2015 and September 30, 2015, our maximum exposure to loss as a result of our involvement with the non-consolidated VIEs is limited to the investment in two VIEs of $9.9 million and $9.6 million, respectively, and the deferred carried interest that we have in another of $39,000 and $38,000, respectively, which was included in investments in partnerships on the condensed consolidated statements of financial condition.   Additionally, as the general partner or investment manager to the VIEs the Company earns fees in relation to this role, which given a decline in AUMs of the VIEs would result in lower fee revenues earned by the Company which would be reflected on the condensed consolidated statements of income, condensed consolidated statements of financial condition and condensed consolidated statements of cash flows.

The assets of the VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as AC Group’s net interest in the VIE.  There is one VIE consolidated at  September 30, 2016, December 31, 2015 and September 30, 2015:

	September 30,	December 31,	September 30,
	2016	2015	2015
(In thousands)
Cash and cash equivalents	$8	$1	$13
Investments in securities	6,546	83	709
Investments in partnerships	-	4,791	5,116
Receivable from brokers	1,864	425	25
Other assets	(5)	-	3
Payable to brokers	-	(6)	(62)
Securities sold, not yet purchased	-	-	(206)
Accrued expenses and other liabilities	(29)	(404)	(27)
Redeemable noncontrolling interests	(288)	(350)	(615)
AC Group's net interests in consolidated VIE	$8,096	$4,540	$4,956

E. Income Taxes

The effective tax rate ("ETR") for the three months ended September 30, 2016 and September 30, 2015 was 31.0% and 35.4%, respectively.  The ETR for the nine months ended September 30, 2016 and September 30, 2015 was 28.8% and 39.7%, respectively.  The differences in ETR primarily reflect the benefit of the dividends received deduction relative to the respective period’s net income/(loss).

F. Stockholders’ Equity

Shares outstanding were 25.4 million, 25.4 million and 25.5 million on September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

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

On November 30, 2015, in connection with the spin-off of the Company from GAMCO on a one for one basis, the Company issued 554,100 AC RSA shares to employees who held 554,100 GAMCO RSA shares.  As of September 30, 2016, December 31, 2015 and September 30, 2015, there were 427,290 RSA shares, 553,100 RSA shares and 688,550 RSA shares outstanding, respectively, that were previously issued at an average weighted GAMCO grant price of $65.72, $64.02 and $67.34, respectively.  These RSA grants occurred prior to the spin-off of Associated Capital.  On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of Associated Capital’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of Associated Capital for each share of GBL).  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive any RSAs, and approved by the Compensation Committee of the Board of Directors (the "Compensation Committee").  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended September 30, 2016 and September 30, 2015, we recognized stock-based compensation expense of $0.7 million and $0.6 million, respectively.  For the nine months ended September 30, 2016 and September 30, 2015, we recognized stock-based compensation expense of $2.0 million and $1.9 million, respectively.  Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2015 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$638	$644	$459	$306	$247	$130	$82	$53	$28	$5
Q2	627	644	459	295	247	115	82	53	28	5
Q3	630	727	411	267	223	96	65	38	14	3
Q4	3,036	459	362	247	207	82	53	28	5	-
Full Year	$4,931	$2,474	$1,691	$1,115	$924	$423	$282	$172	$75	$13

The total compensation cost related to non-vested RSAs not yet recognized is approximately $5.2 million as of September 30, 2016.

G. Goodwill and Identifiable Intangible Assets

At September 30, 2016, $3.4 million of goodwill is reflected within other assets on the condensed consolidated statements of financial condition with $3.4 million related to Gabelli Securities, Inc.  The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended September 30, 2016 or September 30, 2015, and as such there was no impairment analysis performed or charge recorded.

H. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2016.

The Company indemnifies the clearing brokers of G.research, LLC, our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At September 30, 2016, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

I. Contractual Obligations

In June 2016, AC entered into a sublease agreement with GAMCO effective from April 1, 2016 through March 31, 2017. Future minimum lease commitment under this operating lease as of September 30, 2016 is as follows:

(In thousands)
2016	$92
2017	92
Total	$184

J. Subsequent Events

From October 1, 2016 to November 4, 2016, the Company repurchased 28,718 shares at $33.93 per share.  As a result, there are 234,027 shares available to be repurchased under this existing buyback plan at November 4, 2016.

On November 4, 2016 AC announced that it had adopted a Shareholder Designated Charitable Contribution program for all registered Class A and Class B shareholders at a rate of 25 cents per share. Based on the approximately 20 million shares currently registered in shareholders' names, the total contribution AC is expected to make will be $5.0 million. If all shares outstanding are registered in their shareholders' name at the record date, the total contribution would increase to $6.3 million.
On November 4, 2016, the Board of Directors of Associated Capital Group approved a name change for its wholly owned subsidiary, Gabelli Securities, Inc. to Gabelli & Company Investment Advisers, Inc.  This change will become effective upon GSI filing an amended and restated certificate of incorporation reflecting the new name in the State of Delaware.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited Financial Statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's audited annual financial statements included in our Form 10-K filed with the SEC on March 24, 2016 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

Factors Affecting Financial Condition and Results of Operations

The Company's interim condensed combined consolidated statement of financial condition at September 30, 2015, and the Company's interim condensed combined consolidated statement of income for the three and nine months ended September 30, 2015 were derived from the combined financial statements and accounting records of GAMCO Investors, Inc. (“GAMCO”) and are presented as carve-out financial statements as the Company was not a standalone public company prior to the spin-off.  For the periods prior to the spin-off of the Company from GAMCO, the combined consolidated financial statements include allocations from GAMCO.  The consolidated statement of income for the periods ended September 30, 2015 includes allocations for certain support functions that were provided on a centralized basis by GAMCO and not historically recorded at the business unit level, such as expenses related to finance, human resources, information technology, and facilities, among others. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of headcount or other measures. Management believes the assumptions underlying the consolidated financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the consolidated financial statements may not include all of the actual expenses that would have been incurred by the Company and may not reflect its consolidated results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

The Company's condensed consolidated statements of financial condition at September 30, 2016 and December 31, 2015, and the Company's condensed consolidated statement of income for the three and nine months ended September 30, 2016 are presented based on our actual results as a stand-alone public company subsequent to our spin-off.  References within these Notes to the condensed consolidated statement of financial condition as of September 30, 2016 and December 31, 2015 and the condensed combined consolidated statement of financial condition as of September 30, 2015 shall hereinafter be referred to as the condensed consolidated statements of financial condition.  References within these Notes to the condensed consolidated statement of income for the three and nine months ended September 30, 2016 and the condensed combined consolidated statement of income for the three and nine months ended September 30, 2015 shall hereinafter be referred to as the condensed consolidated statements of income.

Overview

We are a Delaware corporation organized to be the parent operating company for the spin-off of GAMCO Investors, Inc.’s (“GAMCO’s”) alternative investment management business, institutional research services operations and certain cash and other assets.

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GSI”) and certain cash and other assets to AC Group. GSI is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GSI and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.  During the nine months ended September 30, 2016, AC purchased the 6.1% of GSI shares owned by third parties in exchange for 163,428 shares of the Company.  GSI is now a wholly owned subsidiary of AC. This transaction represents another important step in building a foundation for future growth of the business.

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
In addition, the following transactions were also undertaken in connection with the spin-off:
GAMCO issued a promissory note (the "GAMCO Note") to AC Group in the original principal amount of $250.0 million used to partially capitalize the Company in connection with the spin-off. The GAMCO Note bears interest at 4.0% per annum and has a maturity date of November 30, 2020 with respect to the original principal amount of the GAMCO Note. Interest on the GAMCO Note will accrue from the most recent date for which interest has been paid, or if no interest has been paid, from the effective date of the GAMCO Note; provided, however, that at the election of GAMCO, payment of interest on the GAMCO Note may, in lieu of being paid in cash, be paid, in whole or in part, in kind on the then-outstanding principal amount (a "PIK Amount"). GAMCO will repay all PIK Amounts added to the outstanding principal amount of the GAMCO Note, in cash, on the fifth anniversary of the date on which each such PIK Amount was added to the outstanding principal amount of the GAMCO Note.  In no event may any interest be paid in kind subsequent to November 30, 2019.  GAMCO may prepay the GAMCO Note prior to maturity without penalty.

During the three months ended September 30, 2016, AC received principal repayments totaling $150 million on the GAMCO Note.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $40 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $100 million principal amount outstanding, $10 million is due on November 30, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

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

Consolidated Statement of Financial Condition
At September 30, 2016, the Company’s book value on a GAAP basis was $898 million, or $35.41 per share, including cash and investments of $884 million. This includes $427 million of cash and short term US treasuries; $203 million of marketable securities, including 4.4 million shares of GAMCO stock; and $254 million invested in affiliated and third party funds and partnerships. The Company has no long term debt.  Our financial resources underpin our flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.
Total shareholders’ equity was $898 million or $35.41 per share at September 30, 2016 compared to $752 million or $29.54 per share on December 31, 2015.  The increase in equity from the end of 2015 was due primarily to the receipt of principal prepayments on the GAMCO Note totaling $150.0 million, our net income of $6.5 million and the exchange of AC shares for GSI shares from the minority investors in GSI of $1.6 million, offset by $6.9 million spent on stock repurchases, the decrease in the value of our available for sale portfolio, net of taxes, of $4.8 million, and dividends declared and paid of $2.5 million.

Adjusted Economic book value – a Non-GAAP measure

Adjusted Economic book value (“AEBV”) and Adjusted Economic book value per share are non-GAAP financial measures that management believes are useful for analyzing the Company’s financial condition during the period in which it builds its core operating businesses. For GAAP purposes, the amount of the GAMCO Note, which was issued to the Company as part of the spin-off transaction, is treated as a reduction in equity for the period all or a portion of it is outstanding.  As GAMCO pays down the GAMCO Note, the Company's total equity will increase, and once the GAMCO Note is fully paid off by GAMCO, the Company's total equity and AEBV will be the same. AEBV and AEBV per share represent book value and book value per share, respectively, without reducing equity for the period all or any portion of the GAMCO Note is outstanding.

During the three months ended September 30, 2016, AC received principal repayments totaling $150 million on the GAMCO Note.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $40 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $100 million principal amount outstanding, $10 million is due on November 30, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

At September 30, 2016, June 30, 2016 and December 31, 2015, AEBV for the Company was $998.1 billion, $1.005 billion and $1.002 billion, respectively, and the AEBV per diluted share was $39.35, $39.48 and $39.37, respectively, calculated as follows:

	Reconciliation of Total Equity to Adjusted Economic Book Value
	September 30, 2016		June 30, 2016		December 31, 2015
	Total	Per Share	Total	Per Share	Total	Per Share
Total equity as reported	$898,069	$35.41	$754,984	$29.66	$751,549	$29.54
Add: GAMCO Note	100,000	3.94	250,000	9.82	250,000	9.83
Adjusted Economic book value	$998,069	$39.35	$1,004,984	$39.48	$1,001,549	$39.37

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared To Three Months Ended September 30, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$2,294	$2,240
Institutional research services	2,609	2,063
Other	548	387
Total revenues	5,451	4,690
Expenses
Compensation	6,415	5,079
Management fee	641	(1,374)
Stock based compensation	727	630
Other operating expenses	2,165	1,436
Total expenses	9,948	5,771
Operating loss	(4,497)	(1,081)
Other income (expense)
Net gain from trading securities	7,566	(11,539)
Interest and dividend income	2,833	551
Interest expense	(66)	(323)
Total other income/(expense), net	10,333	(11,311)
Income/(loss) before income taxes	5,836	(12,392)
Income tax provision	1,807	(4,388)
Net income/(loss)	4,029	(8,004)
Net income/(loss) attributable to noncontrolling interests	70	(464)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$3,959	$(7,540)

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.16	$(0.30)
Diluted	$0.16	$(0.30)

Overview

Net income/(loss) attributable to shareholders of AC Group for the quarter was $4.0 million, or $0.16 per fully diluted share, versus ($7.5) million, or ($0.30) per fully diluted share, in the prior year’s quarter.  The quarter to quarter comparison was principally impacted by marking the proprietary portfolios to market.

Revenues

Total revenues were $5.5 million for the quarter ended September 30, 2016, $0.8 million, or 17.0%, higher than total revenues of $4.7 million for the quarter ended September 30, 2015.

Investment advisory income is directly influenced by the level and mix of average AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $2.3 million for the 2016 quarter compared to $2.2 million for the prior year quarter, an increase of $0.1 million.  This increase is due to the increase in AUM to $1.251 billion in the third quarter of 2016 from $1.085 billion in the third quarter of 2015.  Incentive fees are not recognized until the measurement period ends and the fee is crystalized (typically in the fourth quarter, based on results for the calendar year).  If the measurement period had instead ended on September 30, we would have recognized $2.6 million and $(2.9) million for the quarters ended September 30, 2016 and 2015, respectively.  Institutional research services revenues in the current year’s third quarter was $2.6 million, 23.8% higher than the prior year’s period of $2.1 million primarily due to higher underwriting fees earned for preferred stock offerings and sales manager fees from at-the market offerings of certain GAMCO closed-end funds, partially offset by a reduction of income earned from research provided to third party institutions.

Other revenue was $0.5 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $6.4 million for the quarter ended September 30, 2016, versus $5.1 million for the quarter ended September 30, 2015.  Fixed compensation costs, which include salaries and benefits, increased to $3.5 million for the third quarter 2016 from $3.3 million in the 2015 period due to an increase in research analyst headcount and additional administrative personnel necessary to support our reporting as a stand-alone public company.  Discretionary bonus accruals increased in the third quarter of 2016 to $0.9 million from $0.4 million in the third quarter of 2015 due to relative outperformance of our funds and investment portfolios versus the comparable 2015 period.  The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios.  Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the three months ended September 30, 2016 and 2015, stock based compensation was $0.7 million and $0.6 million, respectively.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  In the third quarter of 2016 and 2015, AC recorded management fee expense/(benefit) of $0.6 and ($1.4) million, respectively.

Other operating expenses were $2.2 million during the third quarter of 2016 compared to $1.4 million in prior year third quarter, an increase of $0.8 million due primarily to increased professional fees.

Other

Net gain/(loss) from investments is directly related to the performance of our proprietary investment portfolio.  For the quarter ended September 30, 2016, net gain/(loss) from investments was $7.6 million, an increase from the prior year quarter’s loss of ($11.5) million due to marking the proprietary portfolios to market.

Interest and dividend income increased $2.2 million to $2.8 million in the 2016 quarter from $0.6 million in the 2015 quarter due to interest earned on the GAMCO Note.  Interest expense decreased to $0.1 million in the third quarter of 2016 from $0.3 million in the prior year’s period.

Nine Months Ended September 30, 2016 Compared To Nine Months Ended September 30, 2015

(Unaudited; in thousands, except per share data)
	2016	2015
Revenues
Investment advisory and incentive fees	$6,586	$6,295
Institutional research services	6,954	6,130
Other	1,392	1,422
Total revenues	14,932	13,847
Expenses
Compensation	18,168	16,555
Management fee	1,066	(878)
Stock based compensation	2,015	1,895
Other operating expenses	6,047	4,704
Total expenses	27,296	22,276
Operating loss	(12,364)	(8,429)
Other income (expense)
Net gain from trading securities	12,770	(834)
Interest and dividend income	9,762	2,303
Interest expense	(554)	(984)
Total other income/(expense), net	21,978	485
Income/(loss) before income taxes	9,614	(7,944)
Income tax provision	2,773	(3,154)
Net income/(loss)	6,841	(4,790)
Net income/(loss) attributable to noncontrolling interests	270	(490)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$6,571	$(4,300)

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.26	$(0.17)
Diluted	$0.26	$(0.17)

Overview

Net income/(loss) attributable to shareholders of AC Group for the first nine months of 2016 was $6.6 million, or $0.26 per fully diluted share, versus ($4.3) million, or ($0.17) per fully diluted share, in the prior year’s first nine months.  The period to period comparison was principally impacted by marking the proprietary portfolios to market.

Revenues

Total revenues were $14.9 million for the nine months ended September 30, 2016, $1.1 million, or 8.0%, higher than total revenues of $13.8 million for the nine months ended September 30, 2015.

Investment advisory income is directly influenced by the level and mix of average AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $6.6 million for the first nine months of 2016 compared to $6.2 million for the prior year period, an increase of $0.4 million.  This increase is directly correlated to the increase in AUM to $1.251 billion at September 2016 from $1.085 billion at September 2015.  Incentive fees are not recognized until the measurement period ends and the fee is crystalized (typically in the fourth quarter, based on results for the calendar year).  If the measurement period had instead ended on September 30, we would have recognized $6.1 million and $0.6 million for nine months ended September 30, 2016 and 2015, respectively.  Institutional research services revenues for the nine months ended September 30, 2016 were $7.0 million versus $6.1 million in the prior year period due to higher underwriting fees earned for preferred stock offerings and sales manager fees from at-the market offerings of certain GAMCO closed-end funds.

Other revenue was $1.4 million for each of the nine months ended September 30, 2016 and 2015.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $18.2 million for the nine months ended September 30, 2016, a 9.6% increase from $16.6 million for the nine months ended September 30, 2015.  Fixed compensation costs, which include salaries and benefits, increased to $11.0 million in the 2016 period from $10.1 million in the 2015 period due to an increase in research analyst headcount and additional administrative personnel necessary to support our reporting as a stand-alone public company.  Discretionary bonus accruals increased in the first nine months of 2016 to $2.6 million from $1.9 million in the first nine months of 2015 due to relative outperformance of our funds and investment portfolios versus the comparable 2015 period.  The remainder of the compensation expenses represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios.

For the nine months ended September 30, 2016 and 2015, stock based compensation was $2.0 million and $1.9 million, respectively.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  For the nine months ended September 30, 2016 and 2015, AC recorded management fee expense/(benefit) of $1.1 million and ($0.9) million, respectively.

Other operating expenses were $6.0 million during the first nine months of 2016 compared to $4.7 million in prior year period, an increase of $1.3 million due primarily to increased professional fees.

Other

Net gain/(loss) from investments is directly related to the performance of our proprietary investment portfolio.  For the nine months ended September 30, 2016, net gain/(loss) from investments was $12.8 million, an increase from the prior year period’s loss of ($0.8) million due to due to marking the proprietary portfolios to market.

Interest and dividend income increased $7.5 million to $9.8 million in the first nine months of 2016 from $2.3 million in the 2015 period due to interest earned on the GAMCO Note.  Interest expense decreased to $0.6 million in the 2016 period as compared to $1.0 million in 2015.

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

Assets under management (“AUM”) were $1.251 billion as of September 30, 2016, an increase of 5.0% from AUM of $1.191 billion at June 30, 2016 and increased 15.3% from the September 30, 2015 AUM of $1.085 billion.  The increases were attributable both to market appreciation and increased investments, net of redemptions, by investors.

Table I: Fund Flows - 3rd Quarter 2016

		Market
	June 30,	appreciation/	Net cash	September 30,
	2016	(depreciation)	flows	2016

Event Merger Arbitrage	$989	$22	$33	$1,044
Event-Driven Value	141	3	-	144
Other	61	2	-	63
Total AUM	$1,191	$27	$33	$1,251

Table II: Fund Flows - Year to date September 30, 2016

		Market
	December 31,	appreciation/	Net cash	September 30,
	2015	(depreciation)	flows	2016

Event Merger Arbitrage	$869	$46	$129	$1,044
Event-Driven Value	145	4	(5)	144
Other	66	5	(8)	63
Total AUM	$1,080	$55	$116	$1,251

Table III: Assets Under Management by Quarter

				% Change From
	September 30,	June 30,	September 30,	June 30,	September 30,
	2016	2016	2015	2016	2015

Event Merger Arbitrage	$1,044	$989	$860	5.6	21.4
Event-Driven Value	144	141	159	2.1	(9.4)
Other	63	61	66	3.3	(4.5)
Total AUM	$1,251	$1,191	$1,085	5.0	15.3

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

Summary cash flow data is as follows:

	Nine Months Ended
	September 30,
	2016	2015
Cash flows provided by (used in):	(in thousands)
Operating activities	$58,840	$65,083
Investing activities	(2,554)	(41,463)
Financing activities	140,369	53,882
Net increase	196,655	77,502
Cash and cash equivalents at beginning of period	205,750	285,530
Increase in cash from consolidation	-	10
Increase (decrease) in cash from deconsolidation	(2)	13
Cash and cash equivalents at end of period	$402,403	$363,055

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to their investment performance. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements as we build out our operating businesses.  At September 30, 2016, we had total cash and cash equivalents of $402.4 million and $481.7 million in investments.  Cash and cash equivalents of $0.008 million and investments in securities of $8.1 million held by a consolidated investment partnership may not be readily available for the Company to access.

For the nine months ended September 30, 2016, cash provided by operating activities was $58.8 million. In the first nine months of 2016, our sources of cash included a $62.1 million decrease in receivable from brokers, $53.6 million of decreases in investments in trading securities, a rise in net income of $11.6 million, $4.6 million increase for income taxes payables and deferred tax liabilities, increased accrued expenses and other liabilities of $4.0 million, and $1.7 million from an increase in compensation payable.  Cash uses included a $92.3 million decrease in payables to brokers, a $19.9 million increase in other assets, $15.0 million of contributions to partnerships, $8.5 million of decreases in distributions from partnerships, $6.5 million of equity in net gains from partnerships, and a $2.3 million decline in payable to affiliates.  Cash used in investing activities, related to purchases, proceeds from sales, and return of capital of available for sale securities, was $2.6 million in the first nine months of 2016.  Cash provided by financing activities in the first nine months of 2016 was $140.4 million primarily due to $150.0 million of proceeds from payment of GBL 4% PIK Note.

For the nine months ended September 30, 2015, cash provided by operating activities was $65.1 million.  Cash used in investing activities, related to purchases, proceeds from sales, and return of capital of available for sale securities, was $41.5 million in the first nine months of 2015.  Cash provided by financing activities in the first nine months of 2015 was $53.9 million.

G.research is subject to certain net capital requirements.   G.research computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at September 30, 2016.  At September 30, 2016, G.research had net capital, as defined, of approximately $2.8 million, exceeding the regulatory requirement by approximately $2.5 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent it engages in other business activities.

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

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of the date of September 30, 2016, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended September 30, 2016:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet be
	Shares	Shares, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/16 - 7/31/16	29,551	$29.91	29,551	326,821
8/01/16 - 8/31/16	59,061	31.03	59,061	267,760
9/01/16 - 9/30/16	5,015	33.10	5,015	262,745
Totals	93,627	$30.78	93,627

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Patrick Dennis
Name: Patrick Dennis
Title: Chief Financial Officer

Date: November 4, 2016