Form 10-K
period 2016-12-31
Associated Capital Group, Inc.
filed 2017-03-14
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Registrant’s telephone number, including area code (203) 629-9595
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

The aggregate market value of the the class A common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was $178,184,681.  The registrant had annual revenues of less than $50 million upon becoming a public company.

As of March 1, 2017, 5,053,386 shares of class A common stock and 19,196,792 shares of class B common stock were outstanding. 18,423,741 shares of class B common stock were held by a subsidiary of GGCP, Inc and 580,089 shares of class B common stock were held by executive officers and directors of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2017 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Associated Capital Group, Inc.

Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2016

Part I
	Item 1	Business	4
		Business Strategy	7
		Competition	9
		Intellectual Property	9
		Regulation	9
		Employees	13
	Item 1A	Risk Factors	13
	Item 1B	Unresolved Staff Comments	25
	Item 2	Properties	26
	Item 3	Legal Proceedings	26
	Item 4	Mine Safety Disclosures	26
Part II
	Item 5	Market For The Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities	26
	Item 6	Selected Financial Data	27
	Item 7	Management's Discussion And Analysis Of Financial Condition And Results Of Operations	27
	Item 7A	Quantitative And Qualitative Disclosures About Market Risk	38
	Item 8	Financial Statements And Supplementary Data	39
	Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	75
	Item 9A	Controls And Procedures	75
	Item 9B	Other Information	76
Part III
	Item 10	Directors, Executive Officers and Corporate Governance	76
	Item 11	Executive Compensation	76
	Item 12	Security Ownership Of Certain Beneficial Owners And Management And Related
		Stockholder Matters	76
	Item 13	Certain Relationships And Related Transactions, and Director Independence	76
	Item 14	Principal Accountant Fees And Services	76
Part IV
	Item 15	Exhibits, Financial Statement Schedules	77

		Signatures	79
		Power of Attorney	80
		Subsidiaries of Associated Capital Group, Inc.
		Consent of Independent Registered Public Accounting Firm

	Certifications	Exhibit 31.1
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

Our principal executive offices are located at One Corporate Center, Rye, New York 10580.   We post or provide a link on our website, www.associated-capital-group.com, to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“Commission” or “SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  All such filings on our website are available free of charge.

The Spin-off and Related Transactions

We are a Delaware corporation organized to be the parent operating company for the spin-off of GAMCO Investors, Inc.’s (“GAMCO’s” or “GBL’s”) alternative investment management business, institutional research services operations and certain cash and other assets.

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.) and certain cash and other assets to AC Group. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.   During the year ended December 31, 2016, AC purchased the 6.1% of GCIA shares owned by third parties and certain employees in exchange for 163,428 Class A shares of the Company. GCIA is now a wholly owned subsidiary of AC.

GCIA and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners, co-general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.

We operate our institutional research services operations through G.research, LLC ("G.research") doing business as "Gabelli & Company".  G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Through G.research, we provide institutional research services as well as act as an underwriter primarily for affiliates of the Company.  G.research is regulated by the Financial Industry Regulatory Authority ("FINRA"). G.research's revenues are derived primarily from institutional research services.  As of December 31, 2016, G.research was a wholly owned subsidiary of GCIA.  However, on January 23, 2017 all of the outstanding membership interests of G.research were transferred to Institutional Services Holdings, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of AC.

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

During the year ended December 31, 2016, AC received principal repayments totaling $150 million on the GAMCO Note.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $40 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $100 million principal amount outstanding as of December 31, 2016, $10 million is due on November 30, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.  In January 2017, GAMCO prepaid $10 million of the GAMCO Note due on November 30, 2017, reducing the principal outstanding to $90 million.

In addition, AC, owns 4,393,055 shares of GAMCO Class A common stock via transactions that occurred  in connection with the spin-off.

Alternative Investment Management
We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios.  The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios’ levels of assets under management (“AUM”).  Incentive fees are based on the percentage of profits derived from the investment performance. As of December 31, 2016, we managed a total of $1.27 billion in assets.
In our event-driven value funds, we seek investments  trading  at prices that  differ from those determined using our proprietary “Private Market  Value  (PMV)  with a Catalyst” methodology  where we have identified  a near-term catalyst to narrow  the market  difference  to PMV. Catalysts can include a spin-off, stock buyback, asset sale, management change, regulatory change or accounting change.

In event merger arbitrage, the goal is to earn absolute returns (positive returns) regardless of the direction of the market. We have compounded returns at a 7.71% net CAGR since we launched our first partnership dedicated to investing in merger arbitrage situations. That is,  $10 million invested in Gabelli Associates Fund in 1985 would today be worth more than $107 million, earned with significantly less volatility than the market.

The investment process begins with the announcement of an acquisition, where an acquirer makes an offer for all of the target company’s stock. The target’s shares usually trade at a discount, or spread, to the final deal price because of the time value of money, regulatory approval risks and other risks specific to the companies in the transaction.

Our role as arbitrageurs is to quantify and assess the risks to the transaction, and make investments that compensate our investors for these risks and earn a satisfactory return.

Our typical investment process involves buying shares of the target at a discount, earning the spread to the deal price when the deal closes, and reinvesting the profits in new deals in a similar manner. By owning a diversified portfolio of deals, we mitigate the adverse impact of deal-specific risks.

We expect rising interest rates will boost returns in merger arbitrage in the form of wider spreads, given the time value of money component of the deal spread. As a result, merger arbitrage offers a good alternative to fixed income portfolios and should benefit from a rising rate environment. We look forward to our next 30 years investing in merger arbitrage situations.

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

We introduced our first alternative fund, a merger arbitrage partnership, Gabelli Arbitrage (renamed Gabelli Associates), in February 1985.  An offshore version of the event merger arbitrage strategy was added in 1989. Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors’ geographic, strategy and sector needs.  Today, we offer Investment Partnerships in multiple categories, including event merger arbitrage, event-driven value and others across a broad range of absolute return products.  Within our event merger arbitrage strategy, as of December 31, 2016, we managed approximately $1.08 billion of assets for investors who seek positive returns not correlated to fluctuations of the general market.  These funds seek to drive returns by investing mostly in announced merger and acquisition transactions that are primarily dependent on deal closure and less on the overall market environment. In event-driven value, as of December 31, 2016, we managed approximately $133 million of assets focused on global markets.  We also manage $63 million of assets in a variety of other Investment Partnerships designed to offer investors a mechanism to diversify their portfolios by global economic and sectoral opportunities. These include sector, high yield, capital structure and venture capital or merchant banking portfolios.  Since our inception, we have been closely identified with, and have enhanced, the “value” style of investing consistent with our fundamental objective of providing an absolute return for our clients. Our investment objective is to earn a superior risk-adjusted return over the long-term through our proprietary fundamental research.  We serve a wide variety of investors including  private  wealth management accounts, corporations, corporate pension and profit-sharing plans, foundations and endowments, as well as serving as sub-advisor  to certain  third-party  investment  funds.

Assets Under Management

The following table sets forth AC’s total AUM for the dates shown.

Assets Under Management (a)
(in millions)

	Year Ended December 31,
	2016	2015	2014	2013	2012

Event-Driven Arb	$1,076	$869	$796	$691	$721
Event-Driven Value (b)	133	145	167	140	124
Other (c)	63	66	77	76	75
Total AUM	$1,272	$1,080	$1,040	$907	$920

(a)	Asset levels include managed accounts, partnerships and offshore companies.
(b)	Excluding event merger arbitrage.
(c)	Includes investment vehicles focused on private equity, merchant banking, non-investment-grade credit and capital structure arbitrage.

Institutional Research Services

Through G.research, doing business as “Gabelli & Company”, we provide institutional research services and act as an underwriter. G.research is regulated by FINRA.  G.research’s revenues are derived primarily from institutional research services, underwriting fees and selling concessions.  Our research analysts are industry-focused, following sectors based on our core competencies. They research companies of all market capitalizations on a global basis. The primary function of the research team is to gather data, array the data, and then project and interpret data from which investment decisions can be made. Analysts publish their insights in the form of research reports and daily notes.  In addition, G.research hosts selected conferences each year which bring together industry leaders and institutional investors. The objective of institutional research services is to provide superior investment ideas to investment decision makers. A significant portion of our institutional research services and underwriting revenues are from GAMCO and its affiliates. We can provide no assurance that GAMCO and its affiliates will continue to use our institutional research and underwriting services to the same extent in the future. G.research provides institutional investors with investment ideas in numerous industries and special situations.

Analysts are generally assigned to research platforms, overseen by a senior analyst, whose role is to ensure a consistent process, enhance idea cross-fertilization and knowledge-sharing.  Our research platforms include Digital, which includes cable, telecommunications, broadcasting, publishing, advertising, entertainment and technology; utilities and energy; Consumer, Health and Wellness; Aerospace and Capital Goods; Natural Resources; and Financial Services.

G.research generates institutional research services revenues via hard dollar payments or through securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (hedge funds and asset managers) as well as affiliated mutual funds and managed accounts.  Institutional research services revenues totaled $9.6 million and $8.4 million for the years ended December 31, 2016 and 2015, respectively.  G.research earned $5.2 million and $4.9 million, or approximately 63% and 59%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC, and clients advised by GAMCO Asset Management Inc. for the years ended December 31, 2016 and 2015, respectively. Additionally, pursuant to research services agreements GAMCO Asset Management Inc. paid $1.5 million and $0.7 million and Gabelli Funds, LLC paid $1.5 million and $0.8 million to the Company for the years ended December 31, 2016 and 2015, respectively. Gabelli Funds, LLC and GAMCO Asset Management Inc. are both wholly owned subsidiaries of GAMCO. G.research continues to pursue expansion of third party and affiliated activities.

GCIA Minority Interest Exchange

During the second quarter of 2016, we negotiated to exchange AC shares for GCIA shares from the minority investors in GCIA. AC increased its interest in GCIA to 100% in return for 163,428 shares of AC.

Proprietary Trading

We received a substantial portfolio of cash and investments held by GAMCO prior to the spin-off. We expect to use this proprietary investment  portfolio  to provide  seed capital  for introducing new products, expand our geographic presence, develop  new markets and pursue strategic acquisitions, alliances and lift-outs, as well as for shareholder compensation in the form of share repurchases and dividends.  Our proprietary portfolios are largely invested in products we manage or that are managed by GAMCO.

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

Continuing an Active Fundamental Investment Approach

We began managing hedge fund assets in 1985, when we launched our first merger arbitrage fund resulting in an unparalleled thirty-one year track record. Our results through a multitude of market cycles clearly demonstrate our core competence in event driven investing. Our legacy of Gabelli “Private Market Value (PMV) with a Catalyst™” investing remains the principal management philosophy guiding our investment operations. This method is based on investing principles articulated by Graham & Dodd, and further augmented by our founder Mario J. Gabelli.

Growing our Investment Partnerships Advisory Business

We intend to grow our Investment Partnerships advisory business by gaining share with existing products and introducing new products within our core competencies, such as event and merger arbitrage. In addition, we intend to grow internationally.

Capitalizing on Acquisitions, Alliances and Lift-outs

We intend to leverage our research and investment capabilities to selectively and opportunistically pursue acquisitions, alliances and lift-outs that will broaden our product offerings and add new sources of distribution.

Pursuing Partnerships and Joint Ventures

We plan to pursue partnerships, distribution capabilities and joint ventures with firms that fit with AC’s product quality and that can provide Asian/European opportunities that would complement our U.S. equity product expertise. We expect to pursue investments targeting opportunities for investors interested in non-market correlated returns.

Growing our Institutional Research Services Operations

We intend to grow our Institutional Research Services operations by increasing our client base and by increasing our interactions with existing clientele to generate increased trading activity and payment flow.

Continuing Our Sponsorship of Industry Conferences

G.research, our institutional research services business, sponsors industry conferences and management events throughout the year. At these conferences and events, senior management from leading companies share their thoughts on the industry, competition, regulation  and the challenges and opportunities in their businesses with portfolio managers and securities analysts. These meetings are an important component of the research services provided to institutional clients. In 2016, G.research hosted seven such meetings (listed in chronological order):

February 25, 2016	26th	Pump, Valve, & Water Systems
March 3, 2016	2nd	Waste & Environmental Services
March 23, 2016	7th	Specialty Chemicals Conference
April 29 - 30, 2016	10th	Omaha Research Trip
June 6, 2016	8th	Movie & Entertainment Conference
September 8, 2016	22nd	Aircraft & Connectivity Conference
November 1, 2016	40th	Automotive Aftermarket Symposium

We also have a tradition of sponsoring institutional investor symposiums that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry. These symposiums have included:

2015:	“Capital Allocation – The Tug of War”
2013:	“Value Investing 20 Years Later: A Celebration of the Roger Murray Lecture Series”
2006:	“Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions”
2003:	“Dividends, Taxable versus Non-Taxable Issues”
2001: 1998:	“Virtues of Value Investing” “The Role of Hedge Funds as a Way of Generating Absolute Returns”
1997:	“Active vs. Passive Stock Selection”

Attracting and Retaining Experienced Professionals

Our ability to attract and retain highly experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long-term growth. We offer significant variable compensation that provides opportunities to our staff. We expect to increase the scope of our investment management capabilities, add portfolio managers and other investment personnel, and expand our product offerings.

Competition

The alternative asset management industry is intensively competitive and is expected to remain so. We face competition in all aspects of our business and in each of our investment strategies from other managers in the United States and globally. We compete with other alternative investment management firms, insurance companies, banks, brokerage firms and other financial institutions that offer products that have similar features and investment objectives.  Many of these investment management firms are subsidiaries of large diversified financial companies and may have access to greater resources, including liquidity sources, not available to us. Many others are much larger in terms of AUM and revenues and, accordingly, have much larger sales organizations and marketing budgets. Historically, we have competed primarily on the basis of the long-term investment performance of many of our investment products.  However, we have recently taken steps to increase our distribution channels, brand awareness and marketing efforts.

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

Intellectual Property

Service marks and brand name recognition are important to our business. We have rights to the service marks under which our products are offered.  We have rights to use the “Gabelli” name, and the “GAMCO” name, pursuant to a Service Mark and Name License Agreement, a non-exclusive, royalty-free perpetual license agreement we have entered into with GAMCO (the “Service Mark and Name License Agreement”). GAMCO has licensed to us its rights to the “Gabelli” name and the “GAMCO” name for use with respect to our funds, collective investment vehicles, investment partnerships and other investment products pursuant to the Service Mark and Name License Agreement. The Service Mark and Name License Agreement has a perpetual term, subject to termination only in the event we are not in compliance with the quality control provisions in the Service Mark and Name License Agreement. Pursuant to an assignment agreement signed in 1999, Mario J. Gabelli had assigned to GAMCO all of his rights, title and interests in and to the “Gabelli” name for use in connection with investment management services and institutional research services. In addition, the funds managed by Mario J. Gabelli outside GAMCO and AC have entered into a license agreement with GAMCO permitting them to continue limited use of the “Gabelli” name under specified circumstances.

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

Global Regulatory Reform

We are subject to numerous regulatory reform initiatives in each country in which we do business. Any initiative, or new laws or regulations or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of AC’s business activities, lead to business disruptions, require AC to change certain business practices and expose AC to additional costs (including compliance and legal costs), as well as reputational harm.  AC’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions, many of which have been adopted. As the impact of these rules becomes evident over time, it is not yet possible to predict the ultimate effects that the DFA, or subsequent regulations and decisions, will have upon AC’s business, financial condition and results of operations.

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

Taxation.  Our global business may be impacted by the Foreign Account Tax Compliance Act (“FATCA”), which was enacted in 2010 and introduced expansive new investor onboarding, withholding and reporting rules aimed at ensuring U.S. persons with financial assets outside of the United States pay appropriate taxes. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which we do business or have accounts.  While many of these IGAs have been put into place, others have yet to be concluded.  The FATCA rules will impact both U.S. and non-U.S.  Funds and subject us to extensive additional administrative burdens.  The Organization for Economic Co-operation and Development has also recently launched the business erosion and profit shifting (“BEPS”) proposal that aims to rationalize tax treatment across jurisdictions.  If the BEPS proposal becomes the subject of legislative action in the format proposed, it could have unintended taxation consequences for collective investment vehicles and our tax position, which could adversely affect our financial condition.

In addition, certain individual EU Member States, such as France and Italy, have enacted national financial transaction taxes (“FTTs”). There  has also been  renewed  momentum by several other  Member  States  to introduce FTTs, which would impose  taxation  on a broad  range  of financial instrument and derivatives  transactions. In general,  any tax on securities  and derivatives  transactions would impact  investors and would likely have a negative  impact  on the liquidity of the securities  and derivatives  markets,  could diminish the attractiveness of certain  types of products  that  we manage  in those  countries  and could cause clients to shift assets away from such products.  An FTT could significantly increase the operational costs of our entering into, on behalf of our clients, securities and derivatives transactions that would be subjected to an FTT, which could adversely impact our financial results and clients’ performance results.

Our business could also be impacted to the extent there are other changes to tax laws. For example, the administration recently announced plans to significantly overhaul the current tax regime. To the extent such changes are adopted and found to apply to us; such changes could adversely affect our financial results.

Alternative Investment Fund Managers Directive.  Our European business is impacted by the EU Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011. The AIFMD  regulates  managers  of, and service providers  to, a broad  range  of alternative  investment funds (“AIFs”) domiciled  within and (depending on the precise  circumstances)  outside  the EU.  The AIFMD also regulates the marketing of all AIFs inside the European Economic Area (“EEA”). The AIFMD is being implemented in stages, which run through 2018. Compliance  with the AIFMD’s requirements restrict  alternative  investment  fund marketing  and impose  additional  compliance  and disclosure  obligations  regarding  remuneration, capital  requirements, leverage,  valuation,  stakes in EU companies,  depositaries, the domicile of custodians  and liquidity management on AC.  These new compliance and disclosure obligations and the associated risk management and reporting requirements will subject us to additional expenses.

Undertakings for Collective Investment in Transferable Securities.   The EU has also adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”) as regards depositary functions, remuneration policies and sanctions.  The latest  initiative  in this area,  UCITS  V, which became  effective in September 2014, seeks to align the depositary  regime,  remuneration rules and sanctioning  powers of regulators  under  the UCITS  Directive  with the requirements of the AIFMD. UCITS V was required to be adopted in the national law of each EU member state during the second quarter of 2016. Similarly, in August 2014 ESMA revised the guidelines it initially published in 2012 on exchange-traded funds and other UCITS funds. The guidelines  introduced new collateral  management requirements for UCITS  funds concerning  collateral  received  in the context of derivatives  using Efficient  Portfolio  Management (“EPM”) techniques  (including  securities  lending)  and over-the-counter derivative  transactions. These rules, which are now in effect, required us to make a series of changes to its collateral management arrangements applicable to the EPM of its UCITS fund ranges.  Compliance with the UCITS directives will cause us to incur additional expenses associated with new risk management and reporting requirements.

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

The Investment Advisers Act of 1940

GCIA is registered with the SEC under the Advisers Act and is regulated by and subject to examination by the SEC. The Advisers Act imposes numerous obligations on registered investment advisors including fiduciary duties, disclosure obligations and record keeping, operational and marketing requirements. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment advisor’s registration. The failure of GCIA to comply with the requirements of the SEC could have a material adverse effect on us.

We derive a majority of our revenues from investment advisory services through our various investment management agreements. Under the Advisers Act, our investment management agreements may not be assigned without the client’s consent.

Broker-Dealer and Trading and Investment Regulation

G.research is a registered as broker-dealer with the SEC and is subject to regulation by FINRA and various states.  In its capacity as a broker-dealer, G.research is required to maintain certain minimum net capital amounts.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met. G.research’s net capital, as defined, met or exceeded all minimum requirements as of December 31, 2016. As a registered broker-dealer, G.research is also subject to periodic examination by FINRA, the SEC and the state regulatory authorities.

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

Potential Legislation Relating to Private Pools of Capital

We manage a variety of private pools of capital, including hedge funds. Congress,  regulators,  tax authorities and others  continue  to explore,  on their  own and in response  to demands  from the investment  community  and the public, increased  regulation  related  to private  pools of capital,  including changes  with respect  to investor  eligibility, certain  limitations  on trading  activities, record-keeping and reporting, the scope of anti- fraud  protections, safekeeping  of client assets, tax treatment and a variety of other matters. AC  may be materially  and adversely affected  by new legislation,  rule-making  or changes  in the interpretation or enforcement of existing rules and regulations  imposed  by various regulators.

Employee Retirement Income Security Act of 1974 (“ERISA”)

Subsidiaries of AC are subject to ERISA and to regulations promulgated thereunder, insofar as they are “fiduciaries” under ERISA with respect to certain of their clients. ERISA and applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients.  Our failure to comply with these requirements could have a material adverse effect on us.

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

Laws and Other Issues Relating to Taking Significant Equity Stakes in Companies

Investments by AC and on behalf of our advisory clients and Investment Partnerships often represent a significant equity ownership position in an issuer’s class of stock. As of December 31, 2016, we had five percent or more beneficial ownership with respect to 112 equity securities (this is partially due to the fact that we may be deemed to be a member of “group” with GAMCO and therefore may be deemed to beneficially own the securities owned by that group).  This activity raises frequent regulatory, legal and disclosure  issues regarding  our aggregate  beneficial  ownership  level with respect  to portfolio  securities,  including  issues relating  to issuers’ stockholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations,  federal communications laws and regulations and federal and state public utility laws and regulations, as well as federal  proxy rules governing stockholder communications and federal laws and regulations regarding the reporting of beneficial ownership  positions.  Our failure to comply with these requirements could have a material adverse effect on us.

Existing International Regulation Overview

Our international operations are subject to the laws and regulations of a number of international jurisdictions, as well as oversight by numerous regulatory agencies and bodies in those jurisdictions.  In some instances, they are also affected by U.S. laws and regulations that have extra-territorial application.

Below is a summary of certain international regulatory standards to which AC is subject.  It is not meant to be comprehensive as there are parallel legal and regulatory arrangements in force in many jurisdictions where AC’s subsidiaries conduct business.

Of note among the various other international regulations to which AC is subject, are the extensive and increasingly stringent regulatory reporting requirements that necessitate the monitoring and reporting of issuer exposure levels (thresholds) across the holdings of managed funds and accounts and those of AC.

European Regulation

The Financial Conduct Authority (“FCA”) currently regulates entities in the United Kingdom.  Authorization by the FCA is required to conduct certain financial services related business in the United Kingdom under the Financial Services and Markets Act 2000. The FCA’s rules adopted under that Act govern the majority of a firm’s capital resources requirements, senior management arrangements, and conduct of business, interaction with clients and systems and controls.  The FCA supervises AC through a combination of proactive engagement, event-driven and reactive supervision and thematic based reviews in order to monitor our compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against our U.K.-regulated entities and/or its employees.

In addition, our U.K.-regulated entities and other European entities must comply with the pan-European regulatory regime established by the Markets in Financial Instruments Directive (“MiFID”), which became effective on November 1, 2007 and regulates the provision of investment services and activities throughout the wider EEA.  MiFID, the scope of which is being enhanced through MiFID 2, sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets.  It also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms (the Capital Requirements Directive), which became effective in January 2014. These include requirements not only on capital, but address matters of governance and remuneration as well. The obligations introduced through these directives will have a direct effect on some of our European operations.

Our EU-regulated entities are additionally subject to an EU regulation on OTC derivatives, central counterparties and trade repositories, which was adopted in August 2012 and which requires (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts from February 2014.

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

Employees

On February 28, 2017, we had a full-time staff of 72 teammates, of whom 46 served in the portfolio management, research and trading areas, 17 served in the marketing and shareholder servicing areas and 9 served in the administrative area. We also avail ourselves of services provided by GAMCO in accordance with the Transitional Services Agreement that were entered into with GAMCO as part of the spin-off.

Status as an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These  exemptions  include  not being required  to comply with the auditor  attestation requirements of Section  404 of the Sarbanes-Oxley  Act, reduced  disclosure  obligations  regarding  executive compensation in our periodic  reports  and proxy statements and exemptions  from the requirements of holding  a nonbinding  advisory vote on executive compensation and stockholder approval  of any golden  parachute payments  not previously approved.

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

We will, in general, remain as an emerging growth company for up to five full fiscal years following the spin-off. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we:

·	have more than $1 billion in annual revenue in a fiscal year;

·	issue more than $1 billion of non-convertible debt during the preceding three-year period; or

·
become a “large accelerated filer” as defined in Exchange Act Rule 12b-2, which would occur after: (i) we have filed at least one annual report pursuant to the Exchange Act; (ii) we have been an SEC-reporting company for at least 12 months; and (iii) the market value of AC common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

In addition, we qualify as a “smaller reporting company” under the Exchange Act. As a smaller reporting company, we enjoy many of the same exemptions as emerging growth companies, in addition to scaled disclosures.  At the end of the second quarter of our fiscal year (June 30), our public float exceeded $75 million and as such we are required to transition out of the scaled disclosure system for “smaller reporting companies” by the time we file our quarterly report on Form 10-Q covering the first fiscal quarter of the fiscal year 2017, which would be due in May 2017. However, we would still be able to avail ourselves of the “emerging growth company” exemptions.

ITEM 1A: RISK FACTORS

We caution the reader that the following risks and those risks described elsewhere in this report and in our other SEC filings could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flow or could cause a decline in the Company’s stock price.

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

Mario J. Gabelli serves as our Executive Chairman and also continues to serve as Chairman and Chief Executive Officer of GAMCO. Douglas R. Jamieson, President and Chief Executive Officer of Associated Capital, continues his role as President and Chief Operating Officer of GAMCO Asset Management.  Executive Vice President Agnes Mullady, who is responsible for the oversight of Associated Capital’s UCITs offerings, also acts as Senior Vice President of GAMCO and President and Chief Operating Officer of the Gabelli Funds Division.  Our Director, Marc Gabelli, is a son of Mario J. Gabelli and continues to have responsibilities relating to GAMCO, which include participating on GAMCO’s portfolio management team. Marc Gabelli will not be standing for re-election as a Director at the Company’s annual meeting in May 2017. Kevin Handwerker, Associated Capital’s Executive Vice President, General Counsel and Secretary, also serves in the same capacities for GAMCO.  In addition, some of our portfolio managers and employees are provided pursuant to the Transitional Services Agreement with GAMCO and are officers or employees of GAMCO.  Such dual assignments could create, or appear to create, potential conflicts of interest when our and GAMCO’s officers and directors face decisions that could have different implications for the two companies.
Associated Capital has renounced its rights to certain business opportunities, and our certificate of incorporation provides that no director or officer of Associated Capital will breach their fiduciary duty and therefore be liable to Associated Capital or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including GAMCO) instead of Associated Capital, or does not refer or communicate information regarding such corporate opportunity to Associated Capital, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of Associated Capital or as a director or officer of any of our subsidiaries, and (y) such opportunity relates to a line of business in which Associated Capital or any of its subsidiaries is then directly engaged; provided, however, if the conditions specified in the immediately preceding clauses (x) and (y) are satisfied, any officer or director of Associated Capital may pursue such corporate opportunity (or direct it to another person or entity) if either (i) Associated Capital renounces its interest in the potential business opportunity in writing or (ii) Associated Capital does not within a reasonable period of time, begin to pursue, or thereafter continue to pursue, such corporate opportunity diligently and in good faith. Our certificate of incorporation specifically provides that any person purchasing, receiving or otherwise becoming an owner of any shares of our capital stock, or any interest therein, will be deemed to have notice of and to have consented to the corporate opportunity policy contained in our certificate of incorporation.
Also, some of our directors, executive officers, portfolio managers and teammates own shares of GAMCO common stock and GAMCO restricted stock awards (“RSAs”) or other GAMCO equity awards. At the time of the spin-off, these equity awards were supplemented by the awarding of Associated Capital RSAs. Specifically, outstanding RSAs relating to GAMCO remain unchanged, with each RSA holder also receiving an equal number of RSAs relating to Associated Capital. The terms of the new Associated Capital RSAs are the same as the terms of the pre-spin-off GAMCO RSAs. The purpose of the issuance was to ensure that any employee who had GAMCO RSAs was granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off. The ownership of these RSAs may create, or may create the appearance of, conflicts of interest.

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

Also, certain subsidiaries of GAMCO and GCIA are investment advisers. The executive officers and other personnel of GAMCO who also serve as directors or executive management of Associated Capital may be confronted with the possibility of making decisions in their GAMCO capacity that would adversely affect the business of Associated Capital.

Associated Capital and GAMCO expect to be vigilant in attempting to identify and resolve any potential conflicts of interest, including but not limited to the types described above, at the earliest possible time. However, there can be no guarantee that the interests of Associated Capital may not be adversely affected at some point by such a conflict.

The separation from GAMCO may adversely affect the level of our assets under management (“AUM”).

Our revenues are  dependent  on  the  amount  of  our  AUM  as  well  as  the  performance  of  our products. Many investors may have invested  assets  in alternative investment products (the “Alternative Investments”)  in  part  because  GCIA  was  a  subsidiary  of  GAMCO.  There can be no assurance that we will be able to attract investors to the Alternative Investments at the same rate as in prior years. In addition, we can make no assurance that current investors will not redeem their investments from the Alternative Investments as a result of our changed relationship with GAMCO. The occurrence of either of these events could adversely affect our business, results of operations and financial condition.

Concerns about our prospects as a stand-alone company could affect our ability to attract and retain employees or individuals whom we are attempting to recruit as employees.

Our employees or individuals whom we are attempting to recruit as employees may have concerns about our prospects as a stand-alone company, including our ability to maintain our independence and our inability to continue our current reliance on GAMCO’s resources. If we are not successful in assuring our employees or individuals whom we are attempting to recruit as employees of our prospects as an independent company, our employees or recruits may seek or accept other employment, which could adversely affect our business and our results of operations.

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

In connection with the Spin-off, GAMCO has indemnified us for certain liabilities. There can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that GAMCO’s ability to satisfy its indemnification obligations will not be impaired in the future.

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

Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our subsidiaries’ registrations as an investment advisor or broker-dealer. Industry regulations are designed to protect our clients and investors in our funds and other third parties who deal with us and to ensure the integrity of the financial markets. Our industry is frequently altered by new laws or regulations and by revisions to, and evolving interpretations of, existing laws and regulations, both in the United States and in other nations.  Changes in laws or regulations or in governmental policies could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business.

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

New tax legislation or changes in U.S. and foreign tax laws and regulations or challenges to Associated Capital’s historical taxation practices may adversely affect Associated Capital’s effective tax rate, business and overall financial condition.

Our businesses may be affected by new tax legislation or regulations, or the modification of existing tax laws and regulations, by U.S. or non-U.S. authorities. In particular, the Foreign Account Tax Compliance Act (“FATCA”) has introduced expansive new investor onboarding, withholding and reporting rules aimed at ensuring U.S. persons with financial assets outside of the United States pay appropriate taxes. The FATCA rules will impact both U.S. and non-U.S. funds and subject Associated Capital to extensive additional administrative burdens. Certain of our FATCA compliance are done by third parties, and we cannot be certain that they will always comply with applicable FATCA rules. Similarly, there has been renewed momentum by several European Union (“EU”) Member States to introduce national FTTs, which would impose taxation on a broad range of financial instrument and derivatives transactions. If introduced as proposed, FTTs could have an adverse effect on Associated Capital’s financial results and on clients’ performance results.  In addition, the Organization for Economic Co-operation and Development recently launched a BEPS proposal that aims to rationalize tax treatment across jurisdictions. If the BEPS proposal becomes the subject of legislative action in the format proposed, it could have unintended taxation consequences for collective investment vehicles and our tax position, which could adversely affect our financial condition.

We also manage significant assets in products and accounts that have specific tax and after-tax related objectives, which could be adversely impacted by changes in tax policy. Additionally, any new legislation, modification or interpretation of tax laws could impact Associated Capital’s corporate tax position. The application of complex tax regulations involves numerous uncertainties and in the normal course of business, U.S. and non-U.S.  tax  authorities  may  review  and  challenge  Associated Capital’s  historical  tax  positions. These challenges may result in adjustments to Associated Capital’s tax position, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect Associated Capital’s effective tax rate and overall financial condition.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We and the investments we manage may have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including: brokers and dealers, commercial banks, investment banks, clearing organizations, mutual and hedge funds and other institutions. Many of these transactions expose us and the accounts we manage to credit risk in the event of the counterparty’s default. There is no assurance that any such losses would not materially and adversely impact Associated Capital’s revenues and earnings.

Risks Related to Our Business

Control by Mario J. Gabelli of a majority of the combined voting power of Associated Capital common stock may give rise to conflicts of interests.

Mario J. Gabelli, through his control and majority ownership of GGCP and his individual ownership of Associated Capital common stock, will beneficially own a majority of our outstanding Associated Capital Class B Stock, representing approximately 96.1% voting control. As long as Mario J. Gabelli indirectly beneficially owns a majority of the combined voting power of Associated Capital common stock, he will have the ability to elect all of the members of our Board and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the Associated Capital common stock. In addition, Mario J. Gabelli will be able to determine the outcome of all matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of Associated Capital. As a result of Mario J. Gabelli’s control, none of our agreements with Mario J. Gabelli and other companies controlled by him can be assumed to have been arrived at through “arm’s-length” negotiations, although the parties endeavor to implement market-based terms. There can be no assurance that we would not have received more favorable terms, or offered less favorable terms to, an unaffiliated party.

In addition, Mario J. Gabelli, through his control and majority ownership of GGCP, controls GAMCO, and he could take actions that favor GAMCO over Associated Capital.

We may compete with GAMCO for clients and investment opportunities.

Although our business is expected to focus primarily on alternative investment management and institutional research services, while GAMCO is expected to focus primarily on its mutual fund and institutional and private wealth management businesses, situations may arise where we find ourselves directly competing with GAMCO for investment clients and opportunities. For example, it is possible that a potential investor might consider investing in Associated Capital and GAMCO investment products and that such potential investor will have to choose between our investment products and those offered by GAMCO. In addition, Associated Capital and GAMCO could pursue the same investment opportunities in the future.

Investors in our products have the right to redeem their investments in our products on a regular basis and could redeem a significant amount of AUM during any given quarterly period, which would result in significantly decreased revenues.

Subject to any specific redemption provisions applicable to a product, investors may generally redeem their investments in our products on an annual or quarterly basis following the expiration of a specified period of time. In a declining market, the pace of redemptions and consequent reduction in our AUM potentially could accelerate.  Furthermore, investors in our products may also invest in products managed by other alternative asset managers that have restricted or suspended redemptions or may in the future do so. Such investors may redeem capital from our products, even if our performance is superior to such other alternative asset managers’ performance, if they are restricted or prevented from redeeming capital from those other managers.

The decrease in revenues that would result from significant redemptions in our products could have a material adverse effect on our results of operations, cash flows and business. In 2009, due to factors related to the financial crisis, investors redeemed approximately $62 million invested in Associated Capital’s products which represented approximately 20% of Associated Capital’s AUM at that time. If economic and market conditions remain uncertain or worsen, we may once again experience significant redemptions.

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

Our revenues are influenced by the combination of the amount of AUM and the investment performance of our products. Asset flows, whether inflows or outflows, can be highly variable from month to month and quarter to quarter. Furthermore, our products’ investment performance, which affects the amount of AUM, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues, results of operations and cash flows may be highly variable. This variability is exacerbated during the fourth quarter of each fiscal year, primarily due to the fact that a substantial portion of our revenues historically have been, and we expect will continue to be, derived from incentive allocation income from our products. Incentive allocation income is contingent on the investment performance of the products as of the relevant measurement period, which generally is as of the end of each calendar year. We may also experience fluctuations in our results from quarter to quarter due to a number of other factors, including changes in management fees resulting from changes in the value of our products’ investments, other changes in the amount of AUM, changes in our operating expenses, unexpected business developments and initiatives and, as discussed above, general economic and market conditions. Such variability and unpredictability may lead to volatility or declines in the price of the our Stock and cause our results for a particular period not to be indicative of our performance in a future period or meaningful as a basis of comparison against results for a prior period.

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

In addition, a substantial portion of our products’ AUM have “high-water marks.” This means that if an investor experiences losses in a given year, we will not be able to earn incentive allocation income with respect to such investor’s investment unless and until our investment performance surpasses the high-water mark. The incentive allocation income we earn is therefore dependent on the net asset value of each investor’s investment in our products.  As of December 31, 2016, approximately 1% of our AUM was below a high-water mark, with a loss carryforward amount that was approximately 0.2% of AUM. We can make no assurances that our investors will not experience losses in future years and, as a result, we may not earn incentive allocation income in those or subsequent years until such losses are earned back.

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

We are dependent on the efforts of Mario J. Gabelli, our Executive Chairman.  The loss of the services of Mario J. Gabelli could have a material adverse effect on our business.

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

Our AUM grew from approximately $230 million as of December 31, 1999 to $814 million as of December 31, 2004. Between December 31, 2004 and December 31, 2008, our AUM had declined to $295 million due to investment losses and redemptions experienced by our funds over that period.  As of December 31, 2016, our AUM had grown to approximately $1.27 billion.

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

Our results of operations are affected by many economic factors, including the performance of the securities markets. During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market in particular, attracted substantial inflows of new investments in these markets. That contributed to significant market appreciation which, in turn, led to an increase in our AUM and revenues.   More recently, the securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future. At December 31, 2016, our AUM are primarily invested in equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues. In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us. Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors. A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

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

In addition, when our investment products experience strong results relative to the market or other asset classes, clients’ investments in our products may increase beyond their target levels, and we could, therefore, suffer withdrawals as our clients rebalance their investments to fit their asset allocation preferences.

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

Institutional research services revenues totaled $9.6 million and $8.4 million for the years ended December 31, 2016 and 2015, respectively. G.research earned $5.2 million and $4.9 million, or approximately 63% and 59%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC, and clients advised by GAMCO. In addition, G.research earned $1.6 million and $0.0 million in underwriting revenues for the years ended December 31, 2016 and 2015, respectively. All of these underwriting revenues related to funds affiliated with GAMCO. We can provide no assurance that these institutional research and underwriting revenues from GAMCO and its affiliates will continue after the spin-off, and the loss of these revenues would have an adverse effect on our results of operations.

We may have liability as a general partner or otherwise with respect to our Alternative Investments.

We act as general partner for Investment Partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships. As a general partner of these partnerships, we may be held liable for the partnerships’ liabilities in excess of their ability to pay such liabilities. In addition, in certain circumstances, we may be liable as a control person for the acts of our Investment Partnerships. As of December 31, 2016, our AUM included approximately $497 million in Investment Partnerships. A substantial adverse judgment or other liability with respect to our Investment Partnerships could have a material adverse effect on us.

Our organizational documents do not limit our ability to enter into new lines of businesses, and we may expand into new investment strategies, geographic markets and businesses, each of which may result in additional risks and uncertainties in our businesses.

Our plan, to the extent that market conditions permit, is to continue to grow our investment businesses and expand into new investment strategies, geographic markets and businesses. Our organizational documents do not limit us to the investment management and financial advisory businesses. Accordingly, we may pursue growth through acquisitions of other investment management or advisory companies, acquisitions of critical business partners or other strategic initiatives. In addition, we expect opportunities will arise to acquire other alternative or traditional asset managers. To the extent we make strategic investments or acquisitions, undertake other strategic initiatives or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with (a) the required investment of capital and other resources, (b) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (c) the diversion of management’s attention from our core businesses, (d) assumption of liabilities in any acquired business, (e) the disruption of our ongoing businesses, (f) the increasing demands on or issues related to the combining or integrating operational and management systems and controls, (g) compliance with additional regulatory requirements, and (h) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. For example, our recent and planned business initiatives include offering registered investment products and the creation of investment products open to retail investors. These activities have and will continue to impose additional compliance burdens on us and could also subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. See “— We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.” In addition, if a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

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

Risk management activities may materially adversely affect the return on our and our clients’ investments.

When managing our and our clients’ exposure to market risks, we may from time to time use hedging strategies and various forms of derivative instruments to limit the funds’ exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging transactions generally will depend on our ability to correctly assess the degree of correlation between price movements of the hedging instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in a hedging or other derivative transaction and the position being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. In addition, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our investment because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.

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

We and GAMCO depend on a number of key vendors for various fund administration, accounting, custody and transfer agent roles and other operational needs. Our or GAMCO’s failure or inability to diversify sources for key services or the failure of any key vendors to fulfill their obligations could lead to operational issues for us and, with respect to certain products, could result in financial losses for us and our clients.

We face exposure to legal actions, including litigation and arbitration claims and regulatory and governmental examinations and/or investigations. Insurance coverage for these matters may be inadequate.

The volume of litigation and arbitration claims against financial services firms and the amount of damages claimed has increased over the past several years. The types of claims that we may face are varied. For example, we may face claims against us for purchasing securities that are inconsistent with a client’s investment objectives or guidelines or arising from an employment dispute. The risk of litigation is difficult to predict, assess or quantify, and may occur years after the activities or events at issue. In addition, from time to time we may become the subject of governmental or regulatory investigations and/or examinations. Even if we prevail in a legal or regulatory action, the costs alone of defending   against the action or the  harm  to  our  reputation  could  have  a  material  adverse  effect  on  us.  The insurance coverage that we maintain with respect to legal and regulatory actions may be inadequate or may not cover certain proceedings.

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

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, and were required to register, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Given the nature of its assets, the Company may be deemed to be an investment company as defined in Section 3(a)(1)(C) of the Investment Company Act.  However, the Company currently relies on an exclusion from the definition of “investment company” provided by Rule 3a-2 under the Investment Company Act and positions of the Commission staff relating to the conditions of this rule taken in various no-action letters.

Since the Spin-Off Transaction, the Company has undertaken measures to ensure that it may rely on Rule 3a-2.  The Company’s Board of Directors has adopted a resolution that the Company has a bona fide intent to be engaged primarily in the alternative management business – i.e., a business other than that of investing, reinvesting, owning, holding or trading in securities --during the time period permitted by Rule 3a-2 and Commission staff no-action positions.  Towards this objective, the Company has made bona fide efforts over the last several months to grow its alternative management business and expand its product offerings through the development of alternative investment products, such as hedge funds and private equity funds that invest in particular alternative asset classes, as well as through alliances with companies engaged in similar businesses and lift-outs (i.e., the hiring of alternative asset portfolio managers).  To date, however, these efforts have not been successful to a degree that causes the Company to no longer be an “investment company” as defined in Section 3(a)(1)(C).

The Company will continue to pursue these efforts so that it will no longer be an “investment company” as defined in Section 3(a)(1)(C).  If the Company is not able to achieve this objective within the time periods permitted by Rule 3a-2 and Commission staff no-action letters, however, the Company may be required to register as an investment company.  In such case, the Company would be subject to significant restrictions imposed on its operations by the Investment Company Act, including limitations on capital structure and the ability to transaction business with affiliates.  These limitations could make it impractical for the Company to continue its business as contemplated and would have a material adverse effect on its business.

Risks Related to the Associated Capital Common Stock

The disparity in the voting rights among the classes of shares may have a potential adverse effect on the price of the Associated Capital Class A Stock.

The holders of Associated Capital Class A Stock and Associated Capital Class B Stock have identical rights except that holders of Associated Capital Class A Stock  are  entitled  to  one  vote  per  share,  while  holders  of  Associated Capital  Class  B Stock are entitled to ten votes per share on all matters to be voted on by stockholders in general, and holders of Associated Capital Class A Stock are not eligible to vote on matters relating exclusively to Associated Capital Class B Stock and vice versa. Mario J. Gabelli, through his control and majority ownership of GGCP and his individual ownership of Associated Capital common stock, beneficially owns a majority of the outstanding Associated Capital Class B Stock, representing approximately 96.1% voting control. As long as Mario J. Gabelli indirectly beneficially owns a majority of the combined voting power of the Associated Capital common stock, he will have the ability to elect all of the members of our Board and thereby control our management and affairs, including, among other things, any determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the Associated Capital common stock. The differential in voting rights and the ability of Associated Capital to issue additional Associated Capital Class B Stock could adversely affect the value of the Associated Capital Class A Stock to the extent the investors, or any potential future purchaser of Associated Capital, view the superior voting rights of the Associated Capital Class B Stock to have value. While there is no current intention to issue additional Associated Capital Class B Stock, there is no prohibition on Associated Capital issuing additional shares of Associated Capital Class B Stock in the future.

An active public trading market for the Associated Capital Class A Stock is not assured.

A liquid public market for the Associated Capital Class A Stock is not assured, especially because a large percentage of the Associated Capital common stock is held by a limited number of stockholders. If an active trading market for the Associated Capital Class A Stock does not exist, the market price and liquidity of the Associated Capital Class A Stock may be materially and adversely affected.

We cannot predict the prices at which the Associated Capital Class A Stock may trade.

The market price of the Associated Capital Class A Stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

·	our quarterly or annual earnings, or those of other companies in our industry;
·	actual or anticipated reductions in our revenue, net earnings and cash flow resulting from actual or anticipated decline in AUM;
·	changes in accounting standards, policies, guidance, interpretations or principles;
·	the failure of securities analysts to cover Associated Capital or changes in financial estimates by analysts;
·	changes in earnings estimates by securities analysts or our ability to meet those estimates;
·	the operating and stock price performance of other comparable companies;
·	overall market fluctuations; and
·	general economic conditions.

In particular, the realization of any of the risks described in these  “Risk  Factors”  could  have  a significant and adverse impact on the market price of  the  Associated Capital  Class  A  Stock.  In addition, the stock market in general has experienced extreme price and volume volatility that has often been unrelated to the operating performance of particular companies. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The price of the  Associated Capital  Class  A  Stock  could  fluctuate  based  upon  factors  that  have  little  or  nothing  to  do  with  us, and these fluctuations could materially reduce our stock price.

We cannot predict how the investment community will value the GAMCO Note ($100 million outstanding as of December 31, 2016) given the GAAP accounting treatment as a reduction to book value.

For GAAP purposes, the amount of the GAMCO Note, which was issued by GAMCO to Associated Capital as part of the spin-off transaction, will be treated as a reduction in equity, rather than as an asset, during the period all or any portion of the GAMCO Note is outstanding. Management utilizes adjusted economic book value (“AEBV”), a non-GAAP measure, in its analysis of our financial condition. AEBV includes the outstanding value of the GAMCO Note as an asset. Management believes AEBV is useful in analyzing our financial condition during the period in which we build our core operating business. The GAMCO Note will be paid down ratably over five years or sooner at GAMCO’s option. As GAMCO pays down the note, Associated Capital’s GAAP book value  will  increase,  and  once  the  GAMCO  Note  is  fully  paid  off  by  GAMCO,  Associated Capital’s  GAAP book value and AEBV will be the same. It is possible that the investment community will rely on the GAAP treatment of the GAMCO Note rather than on the non-GAAP AEBV, which may have an adverse effect on the value of our stock.

Future sales of Associated Capital Class A Stock in the public market or sales or distributions of Associated Capital Class B Stock could lower our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute our stockholders’ ownership in us.

We may sell additional shares of Associated Capital Class A Stock in public or private offerings. We also may issue additional shares of Associated Capital Class A Stock or convertible debt securities. In addition, sales by our current stockholders could be perceived negatively.  No  prediction  can  be  made  as  to  the  effect,  if  any,  that  future  sales  or  distributions  of  Associated Capital Class B Stock owned by GGCP will have on the market price of the Associated Capital Class A Stock from time to time. Sales or distributions of substantial amounts of Associated Capital Class A Stock or Associated Capital Class B Stock, or the perception that such sales or distributions are likely to occur, could adversely affect the prevailing market price for the Associated Capital Class A  Stock.

The reduced disclosure requirements applicable to us as an “emerging growth company” and a “smaller reporting company” may make Associated Capital common stock less attractive to investors.

We are  an  “emerging  growth  company”  as  defined  in  the   JOBS  Act,  and  we  may  avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and, like smaller reporting companies, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company for up to five full fiscal years following the spin-off. We  would cease to be an  emerging growth company, and, therefore, become ineligible to rely on the above exemptions, if we (a) have more than $1 billion in annual revenue in a fiscal year, (b) issue more than $1 billion of non-convertible debt over a three-year period or (c) become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur after: (i) we have filed at least one annual report; (ii) we have been an SEC-reporting company for at least 12 months; and (iii) the market value of Associated Capital Class A Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed  second  fiscal  quarter.  We cannot predict if investors will find Associated Capital common stock less attractive because we may rely on these exemptions.

We also qualify as a “smaller reporting company” under the Exchange Act. As a smaller reporting company, we enjoy many of the same exemptions and reduced disclosure requirements as emerging growth companies.

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

We are a “controlled company” within the meaning of NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Mario J. Gabelli and his affiliates control a majority of the voting power of the Associated Capital common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of the Associated Capital Class A Stock:

·	we have a board that is composed of a majority of “independent directors,” as defined under the rules of the NYSE;
·	we have a compensation committee that is composed entirely of independent directors; and
·	we have a nominating/corporate governance committee that is composed entirely of independent directors.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

AC owns no properties. AC currently pays GAMCO an occupancy charge based on percentage of square footage occupied by its employees (including pro rata allocation of common space) with respect to the office space it uses at GAMCO’s offices at 401 Theodore Fremd Avenue in Rye, NY.  AC’s usage of such property is covered under a sublease agreement executed with GAMCO.

ITEM 3: LEGAL PROCEEDINGS

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets.  From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations.  Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.   For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable.  Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Stock, Dividends and Stock Repurchase Program

Our shares of Class A Stock are traded on the NYSE under the symbol AC.

As of February 1, 2017, there were 266 Class A Stockholders of record and 26 Class B Stockholders of record.  These figures do not include approximately 3,200 stockholders with shares held under beneficial ownership in nominee name.

The following table sets forth the high and low prices of our Class A Stock since our spin-off from GAMCO and historical dividends declared per share to both Class A Stock and Class B Stock as reported by the NYSE.

	2015				2016
			Dividend Declared				Dividend Declared
	High	Low	Regular	Special	High	Low	Regular	Special

First Quarter	$-	$-	$-	$-	$30.40	$24.67	$0.10	$-
Second Quarter	-	-	-	-	30.89	27.58	-	-
Third Quarter	-	-	-	-	35.51	28.51	-	-
Fourth Quarter	36.51	28.05	-	-	35.96	32.25	0.10	-

In December 2015, the Board of Directors established a stock repurchase program authorizing the Company to re-purchase up to 500,000 shares. Our stock repurchase program is not subject to an expiration date. The following table provides information with respect to the shares of our Class A Stock we repurchased during the quarter ended December 31, 2016:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/16 - 10/31/16	17,365	$34.27	17,365	245,380
11/01/16 - 11/30/16	76,430	33.91	76,430	168,950
12/01/16 - 12/31/16	1,008,882	31.28	82,537	86,413
Totals	1,102,677	$31.51	176,332

In addition to our on-going stock repurchase program, on December 30, 2016, with the approval of the Board of Directors, the Company entered into an agreement to purchase a block of 926,345 shares of Class A common stock from an unaffiliated third party for $31.05 per share, or $28,763,012.

During the period from January 1, 2017 to February 7, 2017,  we repurchased 3,762 shares at an average price per share of $33.45.  On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares.

We have adopted the 2015 Stock Award and Incentive Plan (the “Equity Compensation Plan”). The following table shows information regarding the number of restricted shares outstanding under our Equity Compensation Plan, as well as the number of outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2016.

	Number of Securities to be
	Issued upon Exercise of	Weighted-Average Exercise
	Outstanding Options,	Price of Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights
Equity compensation plans approved by security holders:
Restricted stock awards	424,340	$65.74
Equity compensation plans not approved by security holders:	-	n/a
Total	424,340

A maximum of 2.0 million shares of Class A Stock have been reserved for issuance as approved by the Company's stockholders at the annual meeting of stockholders held on May 3, 2016.  The number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column above) is 1,456,200.

ITEM 6: SELECTED FINANCIAL DATA

As we are currently following disclosure requirements for a  smaller reporting company, this information is not required to be provided.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This MD&A is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.  Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc. and its subsidiaries through which our operations are actually conducted.

The Spin-off

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.) and certain cash and other assets to AC Group.  During the twelve months ended December 31, 2016, AC purchased the 6.1% of GCIA shares owned by third parties and certain employees in exchange for 163,428 shares of the Company.  GCIA is now a wholly owned subsidiary of AC.

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

During the year ended December 31, 2016, AC received principal repayments totaling $150 million on the GAMCO Note.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $40 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $100 million principal amount outstanding as of December 31, 2016, $10 million is due on November 30, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

On November 27, 2015 GCIA purchased from GAMCO 4,393,055 shares of GAMCO class A common stock at a price of $34.1448 per share, based on the average of the volume weighted average price for GAMCO class A stock on an “ex-Distribution” basis from November 9, 2015 through and including November 27, 2015.  GCIA paid for the purchase by issuing a note to GAMCO in the principal amount of $150.0 million (the “GCIA Note”).  The GCIA Note was then contributed by GAMCO to AC and GCIA became a majority-owned subsidiary of AC on November 30, 2015 in connection with the completion of the spin-off. The GCIA Note is thus now an intercompany note within the AC Group.

Factors Affecting Financial Condition and Results of Operations

Except for the one month period subsequent to the spin-off, the Company’s combined statements of income for the three months ended December 31, 2015 and the Company’s combined consolidated statements of income for the twelve months ended December 31, 2015 were prepared on a standalone basis derived from the combined financial statements and accounting records of GAMCO as the Company was not a standalone public company prior to the spin-off.

The combined consolidated statement of income for the period ended December 31, 2015 includes allocations for certain support functions that were provided on a centralized basis by GAMCO and not historically recorded at the business unit level.  These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of headcount or other measures. Management believes the assumptions underlying the combined consolidated financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined consolidated financial statement may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.  References within these Notes to the consolidated financial statements for the year ended December 31, 2016 and the combined consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 31, 2015 shall hereinafter be referred to as the consolidated statements of income, comprehensive income, equity, and cash flows or consolidated financial statements.

The Company, through its subsidiaries, provides alternative investment management services and institutional research services, as well as management of the Company’s proprietary investment portfolio. In all these endeavors, the Company seeks investments trading at prices that differ from those determined using our proprietary “Private Market Value (PMV) with a CatalystTM” methodology where we have identified a near-term catalyst to narrow the market difference to PMV.  Catalysts can include a spin-off, stock buyback, asset sale, management change, regulatory change or accounting change.

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

Organizational Chart

During the second quarter of 2016, we negotiated to exchange AC shares for GCIA shares from the minority investors in GCIA. AC increased its interest in GCIA by 6.1% in return for 163,428 shares of AC and now owns 100% of GCIA.  As of December 31, 2016, G.research was a wholly owned subsidiary of GCIA.  However, on January 23, 2017 all of the outstanding membership interests of G.research were transferred to Institutional Services Holdings, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of AC.

(as of December 31, 2016)	(as of January 23, 2017)

Associated Capital Group, Inc. (NYSE:AC)
100% owned
Gabelli & Company Investment Advisers, Inc.
100% owned
100% owned
Gabelli & Partners, LLC
G.research, LLC

Associated Capital Group, Inc. (NYSE:AC)
100% owned
100% owned
Gabelli & Company Investment Advisers, Inc.
Institutional Services Holdings, LLC
100% owned
100% owned
Gabelli & Partners, LLC
G.research, LLC

Overview

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

Incentive fees generally consist of an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit, as defined in the agreements governing the investment vehicle.  We recognize revenue only when the measurement period has been completed or at the time of an investor redemption.

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

Management fee is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mr. Gabelli or his designee for acting as Executive Chairman pursuant to his Employment Agreement so long as he is an executive of AC.

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

Consolidated Statements of Financial Condition

We ended the 2016 year with approximately $908 million in cash and investments, net of securities sold, not yet purchased of $10 million. This includes $434 million of cash and short term US treasuries; $213 million of securities, net, including 4.4 million shares of GAMCO stock; and $261 million invested in affiliated and third party funds and partnerships. Our financial resources underpin our flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.

Total shareholders’ equity was $874 million or $36.04 per share on December 31, 2016 compared to $752 million or $29.54 per share on December 31, 2015.  Note that these shareholders’ equity per share calculations are a non-GAAP measurement.  The increase in equity from the end of 2015 was largely comprised of an increase in cash and cash equivalents of $108 million, an increase in investments in securities, net and affiliated and third party funds of $46 million, a reduction of $5 million in liabilities, partially offset by a reduction in receivables of $45 million.

The Company also reviews an analysis of Adjusted Economic book value (“AEBV”), and AEBV per share, a non-GAAP financial measure that management believes is useful for analyzing AC’s financial condition because it reflects the impact on book value if and when the GAMCO Note is paid down.  The GAMCO Note that was issued as part of the spin-off transaction is not treated as an asset for GAAP purposes, but as a reduction in equity, and will continue to be reflected as a reduction in equity in future periods in the amount of the principal then outstanding.  As the GAMCO Note pays down, the Company's total equity will increase, and once the GAMCO Note is fully paid off by GAMCO, the Company's total equity and AEBV will be the same.  At December 31, 2016, AEBV for the Company was $974 million and the AEBV per share was $40.16 per share. The reconciliation of GAAP book value and GAAP book value per share to AEBV and AEBV per share at December 31, 2016 is shown below (in thousands, except for per share data):

Reconciliation of Total Equity to Adjusted Economic Book Value

	Total	Per Share
Total equity as reported	$874,022	$36.04
Add: GAMCO Note	100,000	4.12
Adjusted Economic book value	$974,022	$40.16

Our primary goal is to use our liquid resources to opportunistically and strategically grow book value and net income.  While this goal is a priority, if opportunities are not present with what we consider a margin of safety, we will consider alternatives to return capital to our shareholders, including stock repurchases and dividends.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,						CAGR (a)
	2016		2015	2014	2013	2012	2016/2012

Event Merger Arb	$1,076		$869	$796	$691	$721	10.5%
Event-Driven Value	133		145	167	140	124	1.8
Other	63		66	77	76	75	(4.3)
Total AUM	$1,272	(b)	$1,080	$1,040	$907	$920	8.4%
(a) Compound annual growth rate.
(b) Includes $158.9 million of proprietary capital.

Our gross cash inflows by product line were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Event Merger Arb	$297	$166	$162	$79	$248
Event-Driven Value	1	39	45	38	29
Other	1	2	5	6	23
Total Cash Inflows	$299	$207	$212	$123	$300

Our gross cash outflows by product line were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Event Merger Arb	$(148)	$(119)	$(68)	$(137)	$(58)
Event-Driven Value	(18)	(54)	(21)	(36)	(42)
Other	(9)	(12)	(5)	(13)	(20)
Total Cash Outflows	$(175)	$(185)	$(94)	$(186)	$(120)

Our net appreciation and depreciation by product line were as follows (in millions):

	Year Ended December 31,
	2016	2015	2014	2013	2012

Event Merger Arb	$58	$26	$11	$28	$18
Event-Driven Value	5	(7)	3	14	5
Other	5	(1)	1	8	7
Total Net Appreciation/(Depreciation)	$68	$18	$15	$50	$30

The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter when the uncertainty is removed at the end of the annual measurement period.

Operating Results for the Quarter Ended December 31, 2016 as Compared to the Quarter Ended December 31, 2015

Revenues
Total revenues were $16.3 million for the three months ended December 31, 2016, $7.3 million higher than total revenues of $9.0 million for the three months ended December 31, 2015.  The increase was mainly attributable to incentive fees of $9.3 million in the current quarter versus $4.2 million in the comparable quarter in 2015.  Total revenues by revenue component were as follows (dollars in thousands):

	Three Months Ended December 31,		Increase (decrease)
	2016	2015	$	%

Investment advisory and incentive fees	$11,734	$6,340	$5,394	85.1%
Institutional research services income	2,650	2,267	383	16.9
Other income	1,911	388	1,523	392.5
Total revenues	$16,295	$8,995	$7,300	81.2%

Investment advisory and incentive fees:  Investment advisory income is directly influenced by the level and mix of average AUM.  We earn advisory fees based on the level of average AUM in our products.

Advisory fees were $2.4 million for the 2016 period compared to $2.1 million for the 2015 period, an increase of $0.3 million. This increase is correlated to the increase in AUM to $1.27 billion at December 31, 2016 versus $1.08 billion at December 31, 2015.

Incentive fees are directly related to the gains generated for our clients. We earn a percentage, usually 20%, of the economic gains of our clients’ AUM.  These fees are generally recorded at the end of the measurement period, which is year-end.  For the quarter ended December 31, 2016, we recognized $9.3 million in incentive fees versus $4.2 million for the comparable quarter in 2015 due to improved performance in our merger arbitrage funds.

Institutional research services: Institutional research services revenues in the 2016 period were $2.7 million, an increase from $2.3 million in the 2015 period, resulting from higher brokerage commissions derived from securities transactions executed on an agency basis and sales manager fees earned from at-the market offerings of certain GAMCO closed-end funds.

Other income: Other income was $1.9 million for fourth quarter 2016 versus $0.4 million for 2015, an increase of $1.5 million due to a renegotiation of the research services fee agreements with affiliates.

Expenses

Compensation:  Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $12.8 million for the three months ended December 31, 2016, an increase from $9.5 million for the three months ended December 31, 2015. Fixed compensation costs, which include salaries, bonuses and benefits, increased to $5.3 million in the 2016 period from $5.2 million in the 2015 period primarily due to an increase in research analyst headcount and additional administrative personnel necessary to support our reporting as a stand-alone public company. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive fee revenues.  For fourth quarter of 2016, variable payouts on revenues were $7.5 million, an increase of $3.2 million from the $4.3 million in the fourth quarter of 2015. Variable payouts as a percent of revenues are impacted by the mix of products upon which management and performance fees are earned and the extent to which they may exceed their allocated costs.

Stock based compensation: Stock based compensation expense decreased to $0.4 million in the fourth quarter of 2016 versus $3.0 million in the fourth quarter of 2015 due to the accelerated vesting of restricted stock that occurred in October of 2015.

Management fees: Management fee expense  is incentive-based and entirely  variable  compensation in the amount  of 10% of the aggregate  pre-tax  profits,  which is paid to Mario  J. Gabelli  or his designees pursuant to his employment  agreements with GAMCO and AC. In the fourth quarter of 2016 and 2015, AC recorded management fee expense of $0.5 million and $0.6 million, respectively. Note that the management fee expense for the first two months of the fourth quarter 2015 was determined pursuant to Mr.Gabelli’s employment agreement with GAMCO and the management fee expense for the month of December, post spin-off, was determined based on Mr. Gabelli’s employment agreement with AC. Going forward, management fee expense will be determined based on Mr. Gabelli’s employment agreement with AC.

Other operating expenses: Our other operating expenses were $2.4 million in the 2016 period up from $1.8 million in the 2015 period due to increased expenses correlated to our transformation to a stand-alone public company.

Investment and other non-operating income, net

Net gain from investments: Net gain from investments is directly related to the performance of our proprietary capital accounts.  For the three months ended December 31, 2016, net gains from investments declined to $7.1 million from the prior year’s $9.1 million.

Interest and dividend income: Interest and dividend income increased to $2.9 million in the three months ended December 31, 2016 from $2.4 million in the three months ended December 31, 2015.

Interest expense: Interest expense was $0.04 million in the quarter ended December 31, 2016 and $0.4 million on the comparable quarter in 2015.

Income Taxes

The effective tax rate (“ETR”) was 23.3% and 27.4% for the periods ended December 31, 2016 and 2015, respectively.  The rates fluctuate below the standard corporate tax rate of 34% primarily due to the benefits of the dividends received deduction in each period and donated appreciated securities in the 2016 period.  The rate fluctuation is indicative of the significant amount of investments that the Company holds relative to its income from operations.
Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests was a loss of $0.02 million in the 2016 period compared to a loss of $0.3 million in the 2015 period.

Net Income

Net income for the three months ended December 31, 2016 was $3.6 million versus $4.2 million for the three months ended December 31, 2015 driven primarily by the $5.4 million cost of AC’s initial Shareholder Designated Charitable Contribution Program partially offset by a $5.1 million increase in incentive fees.

Operating Results for the Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

Revenues

Total revenues were $31.2 million for the year ended December 31, 2016, $8.4 million higher than total revenues of $22.8 million for the year ended December 31, 2015. Total revenues by revenue component were as follows (dollars in thousands):

	Year Ended December 31,		Increase (decrease)
	2016	2015	$	%

Investment advisory and incentive fees	$18,320	$12,635	$5,685	45.0%
Institutional research services income	9,604	8,397	1,207	14.4
Other income	3,303	1,811	1,492	82.4
Total revenues	$31,227	$22,843	$8,384	36.7%

Investment advisory and incentive fees: Investment advisory income is directly influenced by the level and mix of average AUM.  We earn advisory fees based on the level of average AUM in our products.

Advisory fees were $8.9 million for 2016 compared to $8.4 million for 2015, an increase of $0.5 million. This increase is a result of the increase in average AUM to $1.19 billion in 2016 from $1.07 billion in 2015, an increase of $12 million.

Incentive fees are directly related to the gains generated for our clients. We earn a percentage, usually 20%, of the economic gains of our clients’ AUM.  Incentive fees were $9.4 million in 2016, up $5.1 million from $4.3 million in 2015 as market appreciation in our clients’ accounts were higher in 2016 as compared to 2015.

Institutional research services: Institutional research services revenues in 2016 were $9.6 million, a $1.2 million, or 14%, increase from $8.4 million in 2015 resulting from higher brokerage commissions derived from securities transactions executed on an agency basis and sales manager fees earned from at-the market offerings of certain GAMCO closed-end funds.

Other income: Other income was $3.3 million for 2016 versus $1.8 million for 2015, an increase of $1.5 million due to a renegotiation of the research services fee agreements with affiliates.

Expenses

Compensation: Compensation costs, which include  variable  compensation, salaries,  bonuses  and benefits,  were $31.0 million for the year ended  December 31, 2016, a 17% increase from $26.4 million for the year ended  December 31, 2015. Fixed compensation costs, which include salaries, bonuses and benefits, increased 12% to $19.3 million in 2016 from $17.3 million in 2015 due primarily to an increase in research analyst headcount and additional administrative personnel necessary to support our reporting as a stand-alone public company. The remainder of the compensation expenses represents variable compensation that fluctuates with management fee and incentive fee revenues.  For 2016, variable payouts on revenues were $11.7 million, up $2.7 million from the $9.0 million in 2015. Variable payouts are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Stock based compensation: Stock based compensation was $2.5 million in 2016, a decrease of $2.4 million, as compared to $4.9 million in 2015. The decrease was primarily due to the accelerated vesting of restricted stock that occurred in October of 2015.

Management fees: Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli or his designees pursuant to his employment agreements with AC and GAMCO.  In 2016 and 2015, AC recorded a management fee expense of $1.6 million and contra-expense of $0.3 million, respectively, as presented in the consolidated statements of income.  Note that the management fee expense for the first eleven months of 2015 was determined on a carve-out basis pursuant to Mr. Gabelli’s employment agreement with GAMCO and the management fee expense for the month of December 2015 and full year 2016, post spin-off, was determined based on Mr. Gabelli’s employment agreement with AC.  The management fee expense for the month of December 2015 was $0.2 million.  Subsequent to the spin-off, management fee expense is determined based on Mr. Gabelli’s employment agreement with AC.

Other operating expenses: Our other operating expenses were $8.4 million in 2016 compared to $6.2 million in 2015, an increase of $2.2 million due primarily to our transformation to a stand-alone public company.

Investment and other non-operating income, net

Net gain from investments: Net gain from investments is directly related to the performance of our proprietary capital accounts.  For the year ended December 31, 2016, net gains from investments were $19.9 million versus $8.3 million in the prior year primarily due to gains on marking the portfolio to market.

Interest and dividend income: Interest and dividend income increased $8.0 million to $12.7 million in 2016 from $4.7 million in 2015 due to an increase in interest income of $6.9 million from the GAMCO Note and higher dividend income.

Interest expense: Interest expense decreased to $0.6 million in 2016 from $1.3 million in 2015.

Income Taxes

In 2016, we recorded an income tax expense of $3.9 million with the effective tax rate (“ETR”) of 27.0%. The ETR is below the standard corporate tax rate of 34% primarily due to the benefits of donated appreciated securities and the dividends received deduction. In 2015, we recorded an income tax benefit of $1.7 million with the effective tax rate (“ETR”) of 65.4%. The ETR is unusually high because we have favorable permanent tax differences in the form of the dividends received deduction that increased our tax benefit on this relatively small net loss base.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.3 million in 2016 compared to a loss of $0.8 million in 2015.

Net Income(Loss)

Net income for the year ended December 31, 2016 was $10.2 million versus net loss of $0.1 million for the year ended December 31, 2015 substantially the result of increased net gains from investments, interest income from the GAMCO Note, and incentive fees partially offset by the $5.4 million cost of AC’s initial Shareholder Designated Charitable Contribution Program and increased operating expenses resulting from our transformation to a stand-alone public company.

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

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2016	2015
	(in thousands)
Cash flows provided by (used in):
Operating activities	$6,588	$(47,350)
Investing activities	(4,115)	(41,734)
Financing activities	105,872	9,281
Net increase (decrease) in cash and cash equivalents	108,345	(79,803)
Cash and cash equivalents at beginning of year	205,750	285,530
Increase in cash from consolidation	-	10
Increase (decrease) in cash from deconsolidation	(2)	13
Cash and cash equivalents at end of year	$314,093	$205,750

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to their investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating businesses. At December 31, 2016, we had cash and cash equivalents of $314.1 million and $593.9 million of investments net of securities sold, not yet purchased of $10.0 million.

Net cash provided by operating activities was $6.6 million for 2016 and net cash used in operating activities was $47.4 million in 2015.  In 2016, our sources of cash included a $43.2 million decrease in receivable from brokers, increased accrued expenses and other liabilities of $32.0 million, $23.2 million of decreases in distributions from partnerships, net income of $10.5 million, $6.8 million from an increase in compensation payable, a $5.9 million decline in receivable from affiliates and $2.5 million of stock based compensation expense.  Cash uses included $48.2 million decrease in payable to brokers, $36.4 million of contributions to partnerships, $13.8 million of increases in trading securities, $11.2 million of equity in net gains from partnerships, a $5.5 million increase in other assets, and an increase in investment advisory fees receivable of $4.9 million.  In 2015, our sources of cash included $44.5 million increase in payable to brokers, $22.9 million of distributions from partnerships, a $10.5 million decrease in other assets and $1.7 million from an increase in compensation payable.  Cash uses included $71.6 million of increases in trading securities, a $30.0 million increase in receivable from brokers, $15.2 million of contributions to partnerships, a $4.7 million decline in payable to affiliates and a $4.3 million decline for income taxes payables and deferred tax liabilities.

Net cash used in investing activities of $4.1 million in 2016 is due to purchases of available for sale securities of $5.1 million less $0.8 million in proceeds from sales of available for sale securities and $0.2 million from return of capital from available for sale securities.  Net cash used in investing activities of $41.7 million in 2015 is due to purchases of available for sale securities of $43.3 million less $1.0 million in proceeds from sales of available for sale securities and $0.5 million from return of capital from available for sale securities.

Net cash provided by financing activities was $105.9 million for 2016, largely resulting from $150.0 million of proceeds from payment of the GAMCO Note partially offset by $41.6 million of treasury stock purchases.  Net cash provided by financing activities was $9.3 million for 2015, largely resulting from $25.2 million in cash transfers from GAMCO less $16.0 million repayment of the GAMCO demand loan.

G.research is registered with the SEC as broker-dealers and is regulated by FINRA.  As such, G.research is subject to the minimum net capital requirements promulgated by the SEC. G.research’s net capital exceeded these minimum requirements at December 31, 2016. G.research computes  its net capital under  the alternative  method  permitted by the SEC, which requires  minimum  net capital  of the greater of $250,000 or 2% of the aggregate debit items in the reserve  formula  for those  broker-dealers subject to Rule 15c3-3 promulgated under the Exchange Act. As of December 31, 2016, and 2015, G.research had net capital, as defined, of approximately $3.7 million and $7.1 million, respectively, exceeding the regulatory requirement by approximately $3.4 million and $6.9 million, respectively.  Net capital requirements for G.research may increase in accordance with rules and regulations to the extent it engages in other business activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our significant contractual cash obligations as of December 31, 2016 (in thousands):

	Total	2017
Contractual Obligations:
Occupancy charge	$96	$96
Total	$96	$96

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

We believe the critical assumptions and estimates are those applied to revenue recognition, the accounting for and valuation of investments in securities, partnerships, and offshore funds, income taxes, and stock based compensation accounting.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees and institutional research services.

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

Revenues from investment partnerships and offshore funds also generally include an incentive allocation or fee on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement.  The incentive allocation or fee is generally recognized at the end of the measurement period, which is annually, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.

G.research, LLC provides institutional research services and earns brokerage commission revenues and sales manager fees on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies.  It has also been involved in syndicated underwriting activities that included public equity and debt offerings managed by major investment banks.  Underwriting fees include underwriting revenues and syndicate profits and are accrued as earned.  Underwriting fees include gains, losses, selling concessions and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as underwriter or agent.  It provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies.  Commission revenue and related clearing charges are recorded on a trade-date basis and are included in institutional research services and other operating expenses, respectively, on the consolidated statements of income.

Finally, AC also has investment gains or losses generated from its proprietary trading activities which are included in net gain from investments on the consolidated statements of income.

Investments in Securities Transactions and Other Than Temporary Impairment

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values in accordance with GAAP.  A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain from investments on the consolidated statements of income.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss) except for losses deemed to be other than temporary which are recorded as realized losses on the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain from investments on the consolidated statements of income.

AFS securities are evaluated for other than temporary impairment each reporting period and any impairment charges are recorded in net gain from investments on the consolidated statements of income.  Management reviews all available for sale securities whose cost exceeds their fair value to determine if the impairment is other than temporary.  Management uses qualitative factors such as diversification of the investment, the intent to hold the investment, the amount of time that the investment has been impaired and the severity of the decline in determining whether the impairment is other than temporary.

Securities sold, but not yet purchased are recorded on the trade date, and are stated at fair value and represent obligations of AC to purchase the securities at prevailing market prices.  Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition.  The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments.  Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain from investments on the consolidated statements of income.  Securities sold, not yet purchased are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain from investments on the consolidated statements of income.

Consolidation

The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. The Company factors in all economic interests including proportionate interests through related parties, to determine if such interests are to be considered a variable interest. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a VIE.

The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of the Company’s funds may qualify as VIEs under the variable interest model whereas others may qualify as VOEs under the voting interest model. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated.

Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest. The Company does not consolidate those voting interest entities (“VOEs”) in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.

Under the variable interest model, the Company consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If The Company alone is not considered to have a controlling financial interest in the VIE but The Company and its related parties under common control in the aggregate have a controlling financial interest in the VIE, The Company will still be deemed to be the primary beneficiary if it is the party within the related party group that is most closely associated with the VIE. If The Company and its related parties not under common control in the aggregate have a controlling financial interest in a VIE, then The Company is deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of The Company. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by The Company, related parties of The Company or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.

Equity Method Investments

Substantially all of AC’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, AC’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. AC’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as “Net gain from investments” on the consolidated statements of income.  Capital contributions are recorded as an increase in investments when paid, while withdrawals and distributions are recorded as reductions of the investments when received.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

See Note D. Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”) for more detail as to the number and types of entities consolidated as well as the impact on the consolidated statements of financial condition and consolidated statements of income.

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various affiliated entities.  We also have investments in unaffiliated partnerships, offshore funds and other entities (“unaffiliated entities”).  Given that we are not a general partner or investment manager in any unaffiliated entities, we do not earn any management or incentive fees and we do not have a controlling financial interest, we do not currently consolidate any unaffiliated entities.

Our balance sheet caption “Investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds (“CFFs”) that the Company accounts for at fair value, as described below.

For CFFs that own 100% of their offshore master funds, the Company retains the CFF’s specialized investment company accounting (i.e., the CFFs account for their investment in master funds at fair value).

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%.  Refer to Noncontrolling Interests section within Note A for additional disclosures.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized.  For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income.

Stock Based Compensation

The Company has granted RSAs and stock options to staff members which were recommended by the Company’s Executive Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of GAMCO’s Board of Directors prior to the spin-off.  We use a fair value based method of accounting for stock-based compensation provided to our employees.  The estimated fair value of RSAs is determined by using the closing price of the relevant stock on the day prior to the grant date.  The total expense, which is reduced by estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.  In connection with the spin-off of the Company from GAMCO, any GAMCO employee (including GAMCO employees who became AC employees) who had GAMCO RSA’s were granted an equal number of AC RSA’s so that the total value of the RSA’s post-spin was equivalent to the total value pre-spin. In accordance with GAAP, we have allocated the stock compensation costs between GAMCO and AC based upon each employee’s individual allocation of their responsibilities between GAMCO and AC.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As we are currently following disclosure requirements for a  smaller reporting company, this information is not required to be provided.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Associated Capital Group, Inc.
Rye, New York

We have audited the accompanying consolidated statements of financial condition of Associated Capital Group, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2016. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Associated Capital Group, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company separated from GAMCO Investors, Inc. (“GAMCO”) on November 30, 2015.  The Company did not operate as an independent, stand-alone entity for the year ended December 31, 2015.  For periods prior to November 30, 2015, the accompanying combined consolidated financial statements were derived from the consolidated financial statements and accounting records of GAMCO.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 13, 2017

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015
Revenues
Investment advisory and incentive fees	$18,320	$12,635
Institutional research services	9,604	8,397
Other revenues	3,303	1,810
Total revenues	31,227	22,842
Expenses
Compensation	30,968	26,343
Stock based compensation	2,464	4,931
Management fee	1,593	(309)
Other operating expenses	8,434	6,189
Total expenses	43,459	37,154
Operating loss	(12,232)	(14,312)
Other income (expense)
Net gain from investments	19,909	8,276
Interest and dividend income	12,669	4,720
Interest expense	(590)	(1,260)
Shareholder-designated contributions	(5,411)	-
Total other income, net	26,577	11,736
Income (loss) before income taxes	14,345	(2,576)
Income tax provision (benefit)	3,876	(1,685)
Net income (loss)	10,469	(891)
Net income (loss) attributable to noncontrolling interests	251	(780)
Net income (loss) attributable to Associated Capital Group, Inc.'s shareholders	$10,218	$(111)

Net income (loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.41	$-
Diluted	$0.41	$-

Weighted average shares outstanding:
Basic	24,870	24,887
Diluted	25,175	25,170

Actual shares outstanding	24,255	25,440

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015

Net income (loss)	$10,469	$(891)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale (a)	4,138	(11,035)

Comprehensive income (loss)	14,607	(11,926)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,215	(780)
Comprehensive income (loss) attributable to Associated Capital Group, Inc.	$13,392	$(11,146)

(a) Net of income tax expense (benefit) of $2,328 and ($6,434) for 2016 and 2015, respectively.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$314,093	$205,750
Investments in securities (Including GBL stock with a market value of $135.7 million and $136.4 at
December 31, 2016 and December 31, 2015, respectively)	342,797	333,624
Investments in affiliated registered investment companies	131,645	118,676
Investments in partnerships	129,398	105,051
Receivable from brokers	12,588	56,510
Investment advisory fees receivable	9,784	4,896
Receivable from affiliates	1,523	7,457
Goodwill	3,422	3,254
Other assets	7,353	1,530
Total assets	$952,603	$836,748

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$2,396	$50,648
Income taxes payable and deferred tax liabilities	6,978	5,669
Compensation payable	17,676	10,926
Securities sold, not yet purchased	9,984	9,623
Mandatorily redeemable noncontrolling interests	-	1,129
Payable to affiliates	1,455	-
Accrued expenses and other liabilities	35,862	1,466
Total liabilities	74,351	79,461

Redeemable noncontrolling interests	4,230	5,738

Commitments and contingencies (Note J)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,398,580 and 6,247,452 shares
issued, respectively; 5,058,648 and 6,242,952 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued
and outstanding	19	19
Additional paid-in capital	1,007,027	999,000
Retained earnings	7,327	2,072
GBL 4 % PIK Note	(100,000)	(250,000)
Accumulated comprehensive income (loss)	1,317	(1,857)
Treasury stock, at cost (1,339,932 and 1,500 shares, respectively)	(41,674)	(44)
Total Associated Capital Group, Inc. equity	874,022	749,196
Noncontrolling interests	-	2,353
Total equity	874,022	751,549
Total liabilities and equity	$952,603	$836,748

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

		Associated Capital Group, Inc. shareholders
			Parent
			Company
			Equity		Additional		Accumulated			Redeemable
	Noncontrolling	Common	pre Spin-	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	off	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2014	$-	$-	$573,749	$-	$-	$-	$9,178	$-	$582,927	$68,334
Recapitalization	-	25	(522,758)	-	522,733	-	-	-	-	-
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-	-	(901)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	-	-	1,036
Consolidation of a consolidated
feeder fund and a partnership	-	-	-	-	-	-	-	-	-	996
Deconsolidation of an offshore
fund	-	-	-	-	-	-	-	-	-	(63,256)
Net income (loss)	(309)	-	-	(111)	-	-	-	-	(420)	(471)
Net unrealized losses on
securities available for sale,
net of income tax benefit
($6,503)	-	-	-	-	-	-	(11,157)	-	(11,157)	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax ($69)	-	-	-	-	-	-	122	-	122	-
Stock based compensation
expense	-	-	-	-	4,931	-	-	-	4,931	-
Issuance of GBL 4% PIK Note	-	-	-	-	250,000	(250,000)	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	(44)	(44)	-
Net transfer from GBL	2,662	-	(50,991)	2,183	221,336	-	-	-	175,190	-
Balance at December 31, 2015	$2,353	$25	$-	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

		Associated Capital Group, Inc. shareholders
				Additional		Accumulated			Redeemable
	Noncontrolling	Common	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2015	$2,353	$25	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-	(244)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	-	250
Deconsolidation of an offshore
fund	-	-	-	-	-	-	-	-	(1,811)
Net income (loss)	(46)	-	10,218	-	-	-	-	10,172	297
Net unrealized gains on
securities available for sale,
net of income tax ($2,319)	964	-	-	-	-	3,189	-	4,153	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax benefit ($9)	-	-	-	-	-	(15)	-	(15)	-
Noncontrolling minority interest	(3,271)	-	-	4,862	-	-	-	1,591	-
Stock based compensation
expense	-	-	-	2,464	-	-	-	2,464	-
Increase to paid in capital for the
excess of actual tax benefit
over recorded RSA tax benefit	-	-	-	701	-	-	-	701	-
Dividends declared ($.20 per
share)	-	-	(4,963)	-	-	-	-	(4,963)	-
Proceeds from payment of GBL
4% PIK Note	-	-	-	-	150,000	-	-	150,000	-
Purchase of treasury stock	-	-	-	-	-	-	(41,630)	(41,630)	-
Balance at December 31, 2016	$-	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015
Operating activities
Net income (loss)	$10,469	$(891)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Equity in net gains from partnerships	(11,183)	(4,756)
Depreciation and amortization	17	13
Stock based compensation expense	2,464	4,931
Deferred income taxes	(1,378)	(6,450)
Other-than-temporary loss on available for sale securities	324	216
Donated securities	1,051	73
Gains on sales of available for sale securities	(348)	(25)
(Increase) decrease in assets:
Investments in securities - trading	(13,769)	(71,552)
Investments in partnerships:
Contributions to partnerships	(36,367)	(15,169)
Distributions from partnerships	23,199	22,857
Receivable from affiliates	5,934	(7,055)
Receivable from brokers	43,225	(30,008)
Investment advisory fees receivable	(4,907)	(949)
Other assets	(5,465)	17,568
Increase (decrease) in liabilities:
Payable to affiliates	1,455	(4,733)
Payable to brokers	(48,231)	44,516
Income taxes payable and deferred tax liabilities	1,060	2,191
Compensation payable	6,751	1,747
Mandatorily redeemable noncontrolling interests	292	(172)
Accrued expenses and other liabilities	31,995	298
Total adjustments	(3,881)	(46,459)
Net cash provided by (used in) operating activities	$6,588	$(47,350)

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (In thousands)

	Year Ended December 31,
	2016	2015
Investing activities
Purchases of available for sale securities	$(5,107)	$(43,271)
Proceeds from sales of available for sale securities	803	1,013
Return of capital on available for sale securities	189	524
Net cash used in investing activities	(4,115)	(41,734)

Financing activities
Contributions from redeemable noncontrolling interests	250	1,036
Redemptions of redeemable noncontrolling interests	(244)	(901)
Repayment of demand loan with GBL	-	(16,000)
Net transfer from GBL	-	25,190
Dividends paid	(2,504)	-
Purchase of treasury stock	(41,630)	(44)
Proceeds from payment of GBL 4% PIK Note	150,000	-
Net cash provided by financing activities	105,872	9,281
Net increase (decrease) in cash and cash equivalents	108,345	(79,803)
Cash and cash equivalents at beginning of period	205,750	285,530
Increase in cash from consolidation	-	10
Increase (decrease) in cash from deconsolidation	(2)	13
Cash and cash equivalents at end of period	$314,093	$205,750
Supplemental disclosures of cash flow information:
Cash paid for interest	$298	$1,428
Cash paid for taxes	$2,989	$2

Non-cash activity:
-During the year ended December 31, 2016, Associated Capital Group, Inc. ("AC") exchanged 163,428 shares of AC for the 6.1% of Gabelli & Company Investment Advisers, Inc. ("GCIA") shares owned by third parties and certain employees.
- For the year ended December 31, 2016 and December 31, 2015, AC accrued dividends on restricted stock awards of $88 and $0, respectively.
- On January 1, 2016,  AC was no longer deemed to have control over a certain offshore fund which resulted in the deconsolidation of that offshore fund and a decrease of approximately $1 of cash and cash equivalents, a decrease of approximately $104 of net assets and a decrease of approximately $105 of redeemable noncontrolling interests.
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

A. Organization

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

We are a Delaware corporation organized to be the parent operating company for the spin-off of GAMCO Investors, Inc.’s (“GAMCO’s” or “GBL’s”) alternative investment management business, institutional research services operations and certain cash and other assets.

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.) and  certain cash and other assets to AC Group. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. During the year ended December 31, 2016, AC purchased the 6.1% of GCIA shares owned by third parties and certain employees in exchange for 163,428 Class A shares of the Company.  GCIA is now a wholly owned subsidiary of AC.

GCIA and its wholly owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners, co-general partners, or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.

We operate our institutional research services operations through G.research, LLC (“G.research”).”) doing business as “Gabelli & Company”.  G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through G.research, we provide institutional research services as well as act as an underwriter primarily for affiliates of the Company. G.research is regulated by the Financial Industry Regulatory Authority (“FINRA”). G.research's revenues are derived primarily from institutional research services.  As of December 31, 2016, G.research was a wholly owned subsidiary of GCIA.  However, on January 23, 2017 all of the outstanding membership interests of G.research were transferred to Institutional Services Holdings, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of AC.

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

During the year ended December 31, 2016, AC received principal repayments totaling $150 million on the GAMCO Note. $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $40 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $100 million principal amount outstanding as of December 31, 2016, $10 million is due on November 30, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.  In January 2017, GAMCO prepaid an additional $10 million of the GAMCO Note, reducing the principal outstanding to $90 million.

In addition, AC Group, through GCIA, owns 4,393,055 shares of GAMCO Class A common stock. The sale was made from GAMCO to GCIA in advance of the spin-off.  GCIA paid the purchase price by issuing a note to GAMCO in the principal amount of $150 million (the “GCIA Note”).  In connection with the spin-off, AC Group received the GCIA Note from GAMCO and GCIA became a majority-owned subsidiary of AC Group.

Consolidated Financial Statements

The Company’s combined consolidated statement of income for the eleven months ended November 30, 2015 was derived from the combined consolidated financial statements and accounting records of GAMCO, as the Company was not a standalone public company prior to the spin-off. For the period prior to the spin-off of the Company from GAMCO, the combined consolidated financial statement includes allocations from GAMCO.  These allocations may not be reflective of the actual level of assets, liabilities, income or costs which would have been incurred had the Company operated as a separate legal entity apart from GAMCO.

The Company’s consolidated statements of financial condition at December 31, 2016 and 2015, and the Company's consolidated statement of income for the one month ended December 31, 2015 are presented based on our actual results as a stand-alone public company subsequent to our spin-off. References within these Notes to the consolidated financial statements for the year ended  December 31, 2016 and the combined consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 31, 2015 shall hereinafter be referred to as the consolidated statements of income, comprehensive income, equity, and cash flows or consolidated financial statements.

All intercompany transactions and balances have been eliminated. Subsidiaries are fully consolidated from the date the Company obtains control and continue to be consolidated until the date that such control ceases. The Company’s principal market is in the United States.

B. Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents primarily consist of an affiliated money market mutual fund which is highly liquid. U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.

Investments in Securities

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date.  U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities.  Securities that are not readily marketable are stated at their estimated fair values in accordance with GAAP. A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain from investments on the consolidated statements of income.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized  gains or losses, net of taxes, reported as a component of other comprehensive income (loss) on the consolidated statements of comprehensive income (loss) except for losses deemed  to be other  than  temporary  which are recorded as realized  losses on the consolidated statements of income.  Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain from investments on the consolidated statements of income.

AFS securities are evaluated for other than temporary impairments each reporting period, and any impairment charges are recorded in net gain from investments on the consolidated statements of income.  Management reviews all AFS securities whose cost exceeds their fair value to determine if the impairment is other than temporary. Management uses qualitative  factors  such as diversification  of the investment,  the intent  to hold the investment,  the amount  of time that  the investment  has been  impaired  and the severity of the decline  in determining whether  the impairment is other  than  temporary.

Securities  sold, not yet purchased are recorded on the trade  date,  and are stated  at fair value and represent obligations  of the Company  to purchase  the securities  at prevailing  market  prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition.  The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments. Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain from investments on the consolidated statements of income.  Unrealized gains and losses on securities sold, not yet purchased are reported in current period earnings in net gain from investments on the consolidated statements of income.

Fair Value of Financial Instruments

All of the instruments within investments in securities are measured at fair value.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on fair value measurement. The levels of the fair value hierarchy and their applicability to the Company are described below:

·
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 asset includes cash equivalents, government obligations, open-end mutual funds, closed-end funds and equities.

·
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

·
Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets included in this category generally include equities that trade infrequently and direct private equity investments held within consolidated partnerships.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Investments are transferred into or out of any level at their beginning period values.

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

The valuation process and policies reside with the financial reporting and accounting group which reports to the Chief Financial Officer of the Company. The Company uses the “market approach” valuation technique to value investments in Level 3 investments. The Company’s valuation of the Level 3 investments has been based upon either i) the recent sale prices of the issuer’s equity securities or ii) the net assets, book value or cost basis of the issuer when there are no recent sales prices available.

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

Investments in partnerships—The Company’s investments include those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds. Based upon the guidance outlined in Accounting Standards Update (“ASU”) No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), investments in partnerships, measured using NAV as a practical expedient, are not classified in the fair value hierarchy.

Receivables from Affiliates and Payables to Affiliates

Receivables from affiliates consist primarily of advisory fees due from certain affiliates. Payables to affiliates primarily consist of expenses paid by affiliates on behalf of the Company pursuant to the Transitional Services Agreement with GAMCO. See Note G.

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts arising from the purchases and sales of securities as well as cash amounts held in anticipation of investment.

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued new consolidation guidance which changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company elected to adopt this new guidance with an effective date of adoption of January 1, 2016. Restatement of prior period results is not required. Amounts presented for the year ended December 31, 2016 in the consolidated statements of income reflect the adoption of this accounting guidance as of January 1, 2016.

Pursuant to the consolidation guidance, the Company first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. The Company factors in all economic interests including proportionate interests through related parties, to determine if such interests are considered a variable interest. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity (“VIE”).

The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of the Company’s funds may qualify as VIEs under the variable interest model whereas others may qualify as voting interest entities (“VOEs”) under the voting interest model. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated.

Under the variable interest model, the Company consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When the Company alone is not considered to have a controlling financial interest in the VIE but the Company and its related parties under common control in the aggregate have a controlling financial interest in the VIE, the Company will be deemed the primary beneficiary if it is the party that is most closely associated with the VIE. When the Company and its related parties not under common control in the aggregate have a controlling financial interest in the VIE, the Company would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of the Company.

The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by the Company, related parties or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.

Assets and liabilities of the consolidated VIEs are included within the consolidated statements of financial condition and are separately disclosed in Note D.

Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest. The Company does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the fund or remove the general partner.

Equity Method Investments

Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees.  The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as “Net gain from investments” on the consolidated statements of income.  Capital contributions are recorded as an increase in investments when paid, while withdrawals and distributions are recorded as reductions of the investments when received.  Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

See Note D. Investments in Partnerships, Offshore Funds and Variable Interest Entities for more detail as to the number and types of entities consolidated as well as the impact on the consolidated statements of financial condition and consolidated statements of income.

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various affiliated entities.  We also have investments in unaffiliated partnerships, offshore funds and other entities (“unaffiliated entities”). Given that we are not a general partner or investment manager in any of the unaffiliated entities, we do not earn any management or incentive fees/allocation and we do not have a controlling financial interest; thus, we do not currently consolidate any unaffiliated entities.

Our balance sheet caption “Investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in consolidated feeder funds (“CFFs”) that the Company accounts for at fair value, as described below.

For CFFs that own 100% of their offshore master funds, the Company retains the CFF’s specialized investment company accounting (i.e., the CFFs account for their investment in master funds at fair value).

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%. Refer to Noncontrolling Interests section within this Note B for additional disclosures.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities measured at fair value and are included in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies and equity prices related to its proprietary investments. During 2016 and 2015, the Company had derivative transactions which resulted in net gains of $143,000 and $264,000, respectively. At December 31, 2016 and 2015, we held derivative contracts on 16,000 equity shares and 250,000 equity shares, respectively, and the net fair value was $90,000 and $149,000, respectively, and is included as investments in securities on the consolidated statements of financial condition. These transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain from investments on the consolidated statements of income and included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition.

Securities Transactions

The Company also generates investment gains or losses from its proprietary trading activities which are included in net gain from investments on the consolidated statements of income.

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of the date of each consolidated statement of financial condition. Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents. The portion of investments in securities held for resale in anticipation of short-term market movements are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings. AFS investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other than temporary (“OTT”) which are recorded as realized losses in the consolidated statements of income.

Major Revenue-Generating Services and Revenue Recognition

Advisory fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in receivables from affiliates on the consolidated statements of financial condition.

Revenues from investment partnerships and offshore funds also generally include either an incentive fee/allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement and is included in investment advisory and incentive fees on the consolidated statements of income. The incentive allocation or fee is generally recognized at the end of the measurement period, which is annually, and amounts receivable are included in either receivables from affiliates or investment advisory fees receivable on the consolidated statements of financial condition.

Institutional research services includes commission revenues, sales manager fees and underwriting fees and amounts receivable are included in receivables from brokers and clearing organizations on the consolidated statements of financial condition. Related clearing charges are recorded on a trade-date basis, and are included in other operating expenses on the consolidated statements of income. Underwriting fees include underwriting revenues and syndicate profits and are accrued as earned. Underwriting fees include gains, losses, selling concessions and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as underwriter or agent.

Effective January 1, 2014, the Company, through G.research, entered into agreements with two affiliates, GAMCO Asset Management Inc. and Gabelli Funds, LLC, to provide each affiliate with the same types of research services that it provides to its other clients. The agreements call for the two affiliates to pay a research services fee. The annual fee amounts are determined by negotiations between the Company and each entity that utilizes the Company’s research.

Depreciation

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives of four to seven years. For the years ended December 31, 2016 and 2015, depreciation was $17,000 and $13,000, respectively, on fixed assets with a cost of $85,000 and $57,000, respectively, and a net book value of $55,000 and $19,000, respectively. We estimate that depreciation will be approximately $17,000 annually over the next three years.  As of December 31, 2016 and 2015, the Company wrote off assets in the amount of $25,000 and $2,000, respectively, that were fully depreciated and had been retired.

Allocated Expenses

The Company is charged or incurs certain overhead expenses that are paid by, or paid on our behalf by other affiliates and are included in other operating expenses on the consolidated statements of income.  These  overhead  expenses primarily relate  to centralized functions  including finance and accounting,  legal, compliance,  treasury,  tax, internal  audit,  information technology,  human resources  and risk management functions.  These  overhead  expenses are allocated  to the Company  by other  affiliates or allocated  by the Company  to other  affiliates as the expenses are incurred,  based  upon direct  usage when identifiable,  with the remainder allocated  based  on revenue,  headcount, space or other methodologies periodically  reviewed by the management of the Company  and the affiliates. In addition, GCIA and GAMCO serve as paymasters under compensation payment sharing agreements. This includes  compensation expense  and related  payroll taxes and benefits  which are fully paid by the Company  for professional  staff performing  duties  related  to the Company  and affiliates. These compensation expenses are included in compensation on the consolidated statements of income.  All of the allocations and estimates in these financial statements are based on assumptions that management of AC believes are reasonable. However, these allocations may not be indicative of the actual expenses we would have incurred or may incur in the future.

Management Fee

Management fee expense in the amount of 10% of the aggregate pre-tax profits, before consideration of this fee and before consideration of the various consolidated feeder funds and partnerships, is paid to the Executive Chairman or his designated assignees in accordance with his employment agreement.

Stock Based Compensation

The Company maintains one Plan approved by the shareholders, which is designed to provide incentives which will attract and retain individual’s key to the success of AC through direct or indirect ownership of our common stock.  Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 2.0 million shares of Class A Stock have been reserved for issuance under the Plans by a committee of the Board of Directors responsible for administering the Plans (“Compensation Committee”).  Under the Plan, the committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine.

On November 30, 2015, in connection with the spin-off of the Company from GAMCO, the Company issued 554,100 AC RSA shares to GAMCO employees (including GAMCO employees who became AC employees) who held 554,100 GAMCO RSA shares at that date. The purpose of the issuance was to ensure that any employee who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off. In accordance with GAAP, we have allocated the stock compensation costs between GAMCO and AC based upon each employee’s individual allocation of their responsibilities between GAMCO and AC. As of December 31, 2016, there were 424,340 AC RSA shares outstanding. All grants of the RSA shares were recommended by the Company's Executive Chairman, who did not receive a RSA, and approved by the Compensation Committee. This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

Goodwill

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the fair value assigned to assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually on November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill for the subsidiary’s annual impairment test on November 30, 2016 and 2015, we performed a qualitative assessment of whether it was more likely than not that an impairment has occurred and concluded that a quantitative analysis was not required. As part of this assessment, it was also determined that there was no risk of failing the quantitative impairment testing step that compares the subsidiary fair value to its carrying value. No impairment was recorded during 2016 or 2015.

Income Taxes

For purposes of the preparation of the consolidated financial statements, the provision for income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense/benefit in the period that includes the enactment date of the change in tax rate.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. A valuation allowance would be recorded to reduce the carrying value of deferred tax assets to the amount that is more likely than not to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event the Company were to determine that the Company would be able to realize the Company’s deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC Topic 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income. Accrued interest and penalties on uncertain tax positions are included within accrued expenses and other liabilities on the consolidated statements of financial condition.

Noncontrolling Interests

Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities and relate to certain stockholders of GCIA who are employed by GAMCO, or its affiliates, who are required to sell their shares back to GCIA at book value once they cease being employed  by GAMCO, or its affiliates. During the year ended December 31, 2016, AC purchased the outstanding 1.9% of GCIA shares owned by certain employees of GAMCO in exchange for 50,964 Class A shares of the Company in the amount of $1.5 million, which eliminated the mandatorily redeemable noncontrolling interest.  Noncontrolling interests in investment partnerships and offshore funds that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of the consolidated statements of financial condition between liabilities and equity.  All other noncontrolling interests, which included the 4.2% GCIA shares owned by third parties, are classified as equity and are presented within the equity section, separately from AC’s portion of equity.

For the years ended December 31, 2016, and 2015, net income (loss) attributable to noncontrolling interests on the consolidated statements of income represents the share of net income (loss) attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries and net income (loss) attributable to certain limited partners of investment partnerships and offshore funds that are consolidated.  The income (loss) attributable to the mandatorily redeemable noncontrolling interests classified as liabilities prior to the Company’s purchase of the outstanding 1.9% of GCIA shares owned by certain employees of GAMCO is included in other operating expenses on the consolidated statements of income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, the GAMCO Note, and receivable from brokers.  The Company maintains cash and cash equivalents primarily in the Gabelli  U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. Government, and has receivables from brokers with various brokers and financial institutions, where these balances can exceed the federally insured limit. The concentration of credit risk with respect to advisory fees and incentive fees/allocation, which are included in investment advisory fees receivable and receivables from affiliates on the consolidated statements of financial condition, is generally limited  due to the short payment terms extended to clients by the Company.  All investments in securities are held at third party brokers or custodians.

Net transfer from GBL

Net transfer from GBL in the consolidated financial statements represents the net effect of transactions with and allocations from GAMCO prior to the spin-off.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business.  The Company’s Chief Operating Decision Maker reviews the Company’s financial performance at an aggregate level.  All of the products and services provided by the Company relate to asset management.

Recent Accounting Developments

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the ASC.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is either applied on a retrospective or modified retrospective basis.  The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.”  The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures. The ASU is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.  The Company has adopted this ASU effective December 31, 2016.  No additional disclosures were required in this Report of Form 10K based on management’s assessment that it does not have substantial doubt about the Company’s ability to continue as a going concern.

In May 2015, the FASB issued new guidance amending the current disclosure requirements for investments in certain entities that calculate net asset value (“NAV”) per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy.  Instead, those investment amounts shall be provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the statement of financial condition.  This new guidance was effective for the Company's first quarter of 2016 and was applied retrospectively and reflected in these notes to the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For public companies, the new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, which amends the guidance in GAAP for the accounting for leases.  ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the consolidated statement of financial position.  ASU 2016-02 is effective beginning January 1, 2019. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  The Company has adopted this ASU effective January 1, 2017 without a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04 to simplify the process used to test for goodwill. Under the new standard, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.”  For public companies, the ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019.  Early adoption is permitted for impairment tests that occur after January 1, 2017. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

C. Investments in Securities

Investments in securities at December 31, 2016 and 2015 consisted of the following:

	2016		2015
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Government obligations	$119,755	$119,823	$99,897	$99,940
Common stocks	69,503	82,158	78,974	92,194
Mutual funds	2,402	3,143	2,578	3,216
Other investments	1,275	1,472	570	771
Total trading securities	192,935	206,596	182,019	196,121

Available for sale securities:
Common stocks	150,000	135,701	150,000	136,360
Mutual funds	206	500	627	1,143
Total available for sale securities	150,206	136,201	150,627	137,503

Total investments in securities	$343,141	$342,797	$332,646	$333,624

Securities sold, not yet purchased at December 31, 2016 and 2015 consisted of the following:

	2016		2015
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Common stocks	$9,583	$9,947	$10,095	$9,537
Other investments	27	37	24	86
Total securities sold, not yet purchased	$9,610	$9,984	$10,119	$9,623

Investments in affiliated registered investment companies at December 31, 2016 and 2015 consisted of the following:
	2016		2015
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Mutual funds	$40,096	$45,351	$40,097	$43,133
Total trading securities	40,096	45,351	40,097	43,133

Available for sale securities:
Closed-end funds	62,890	80,650	62,070	72,591
Mutual funds	4,396	5,644	1,846	2,952
Total available for sale securities	67,286	86,294	63,916	75,543

Total investments in affiliated
registered investment companies	$107,382	$131,645	$104,013	$118,676

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") and into net income/(loss) for the years ended December 31, 2016 and 2015 (in thousands):

Amount		Affected Line Item	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		of Income	from AOCI
Twelve months ended December 31,
2016	2015

$348	$25	Net gain from investments	Realized gains on sale of AFS securities
(324)	(216)	Net gain from investments	Other than temporary impairment of AFS securities
24	(191)	Income (loss) before income taxes
(9)	69	Income tax provision
$15	$(122)	Net income (loss)

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments. At December 31, 2016 and December 31, 2015 we held derivative contracts on 16,000 equity shares and 250,000 equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. We had no foreign exchange contracts and two foreign exchange contracts outstanding at December 31, 2016 and December 31, 2015, respectively, that are included in receivable from brokers or payable to brokers on the consolidated statements of financial condition. Aside from one foreign exchange contract at December 31, 2015, these transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain from investments on the consolidated statements of income.  The one foreign exchange contract that was designated as a hedge was for a short of British Pounds to hedge the long investment that we have in our London Stock Exchange listed Gabelli Value Plus+ Trust Ltd. closed-end fund which is denominated in British Pounds. As the underlying investment that was being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain from investments on the consolidated statements of income and not in consolidated accumulated comprehensive income (loss).

The following tables identify the fair values and gains and losses of all derivatives and foreign currency positions held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of	Fair Value		Statement of	Fair Value
	Financial Condition	December 31,	December 31,	Financial Condition	December 31,	December 31,
	Location	2016	2015	Location	2016	2015
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$-	Payable to brokers	$-	$37,584
Sub total		$-	$-		$-	$37,584

Derivatives not designated as hedging
instruments under FASB ASC 815-20
Equity contracts	Investments in			Securities sold,
	securities	$127	$236	not yet purchased	$37	$86
Foreign exchange contracts	Receivable from brokers	-	-	Payable to brokers	-	5,017
Sub total		$127	$236		$37	$5,103
Total derivatives		$127	$236		$37	$42,687

Type of Derivative	Income Statement Location	Year ended December 31,
		2016	2015
Foreign exchange contracts	Net gain from investments	$1,373	$2,456
Equity contracts	Net gain from investments	143	264
Total		$1,516	$2,720

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

Gross Amounts Not Offset in the
Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(In thousands)
December 31, 2016	$96	$-	$96	$(9)	$-	$87
December 31, 2015	$177	$-	$177	$(81)	$-	$96

Gross Amounts Not Offset in the
Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(In thousands)
December 31, 2016	$9	$-	$9	$(9)	$-	$-
December 31, 2015	$81	$-	$81	$(81)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of AFS investments as of December 31, 2016 and 2015:

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$150,000	$-	$(14,299)	$135,701
Closed-end Funds	62,890	17,760	-	80,650
Mutual funds	4,602	1,542	-	6,144
Total available for sale securities	$217,492	$19,302	$(14,299)	$222,495

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Common stocks	$150,000	$-	$(13,640)	$136,360
Closed-end Funds	62,070	11,299	(778)	72,591
Mutual funds	2,472	1,641	(18)	4,095
Total available for sale securities	$214,542	$12,940	$(14,436)	$213,046

Changes in net unrealized gains (losses), net of taxes, for AFS securities for the years ended December 31, 2016 and 2015 of $3.2 million and ($11.2) million, respectively, have been included in other comprehensive income (loss) at December 31, 2016 and 2015, respectively.

The amount reclassified from other comprehensive income (loss) for the years ended December 31, 2016 and 2015 were gains of $0.02 million and losses of $0.1 million, respectively. Return of capital on AFS securities were $0.2 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively.  Proceeds from sales of investments available for sale were approximately $0.8 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, gross gains on the sale of investments available for sale amounted to $0.3 million and $0.03 million, respectively, and were reclassed from other comprehensive loss into the consolidated statements of income. There were no losses on the sale of investments available for sale for the years ended December 31, 2016 and 2015. The basis on which the cost of a security sold is determined is specific identification. Accumulated other comprehensive income (loss) on the consolidated statements of equity is primarily comprised of unrealized gains/losses, net of taxes, for AFS securities.

The Company has an established accounting policy and methodology to determine other-than-temporary impairment. Under this policy, AFS securities are evaluated for other than temporary impairments and any impairment charges are recorded in net gain from investments on the consolidated statements of income. Management reviews all AFS securities whose cost exceeds their market value to determine if the impairment is other than temporary. Management uses qualitative factors such as diversification of the investment, the amount of time that the investment has been impaired, the intent to sell and the severity of the decline in determining whether the impairment is other than temporary.

Investments classified as AFS that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	December 31, 2016			December 31, 2015
		Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)

Common Stock	$150,000	$(14,299)	$135,701	$150,000	$(13,640)	$136,360
Closed-end Funds	-	-	-	40,627	(778)	39,849
Mutual Funds	-	-	-	244	(18)	226
Total available for sale securities	$150,000	$(14,299)	$135,701	$190,871	$(14,436)	$176,435

At December 31, 2016, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that  it has been consecutively in a loss position and because it passed scrutiny in our evaluation of issuer-specific and industry-specific considerations. This holding was a common stock and was impaired for seven consecutive months.  This fair value of this holding has exceeded cost during the year ended December 31, 2016.  If this holding was to continue to be impaired, we may need to record impairment in a future period on the consolidated statement of income for the amount of unrealized loss, which at December 31, 2016 was $14.3 million.

At December 31, 2015, there were six holdings in loss positions which were not deemed to be other-than-temporarily impaired  due to the length  of time that  they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific  considerations. In these specific instances, five of the investments at December 31, 2015 were mutual funds and closed-end funds with diversified holdings across multiple companies and across multiple industries. Of the fund investments, two holdings were impaired for one month, one for six months, and two for seven months at December 31, 2015. The sixth holding was a common stock and was impaired for one month.  The value of these holdings at December 31, 2015 was $176.4 million.  If these holdings were to continue to be impaired, we may need to record impairment in a future period on the consolidated statement of income for the amount of unrealized loss, which at December 31, 2015 was $14.4 million.

For the years ended December 31, 2016 and 2015, there were $0.3 million and $0.2 million of losses, respectively, on AFS securities deemed to be other than temporary.

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities, in which the Company had investments totaling $112.3 million and $89.3 million at December 31, 2016 and 2015, respectively, whose underlying assets consist primarily of marketable securities (the “affiliated entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $17.1 million and $15.8 million at December 31, 2016 and 2015, respectively (the “unaffiliated entities”). We evaluate each entity for the appropriate accounting treatment and disclosure. Certain of the affiliated entities, and none of the unaffiliated entities, are consolidated, as discussed in Note B.

For those entities where consolidation is not deemed appropriate, we report them in our consolidated statements of financial condition under the caption “Investments in partnerships”. The caption includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting, as well as certain investments that the feeder funds hold that are carried at fair value, as described in Note B. The Company reflects the equity in earnings of these equity method investees and the change in fair value of the consolidated feeder funds under the caption net gain from investments on the consolidated statements of income.

The following table highlights the number of entities, including VOEs that we consolidate as well as under which accounting guidance they are consolidated, including CFFs which retain their specialized investment company accounting, and partnerships and offshore funds which we consolidate as described in Note B.

Entities consolidated
	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2014	1	2	-	1	-	1	1	4
Additional consolidated entities	-	1	-	1	1	-	1	2
Deconsolidated entities	-	(1)	-	-	-	(1)	-	(2)
Entities consolidated at December 31, 2015	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	1	-	-	-	1	-
Deconsolidated entities	(1)	(1)	-	(2)	(1)	-	(2)	(3)
Entities consolidated at December 31, 2016	-	1	1	-	-	-	1	1

At and for the year ended December 31, 2016, one CFF VOE is consolidated, as the Company owns a majority of the interests in the CFF.  At and for the year ended December 31, 2016, one Partnership VIE is consolidated, as it is a VIE because the unaffiliated partners or shareholders lack substantive kick-out rights and the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.

At and for the year ended December 31, 2015, the one CFF VIE is consolidated, as the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.  At and for the year ended December 31, 2015, the one CFF VOE and one Partnership VOE are consolidated because the unaffiliated partners or shareholders lack substantive kick-out rights, and the Company, as either the general partner or investment manager, is deemed to have control.  During the year ended December 31, 2015, it was determined that an additional Partnership VOE should be consolidated when the Partnership was created on April 1, 2015 without unaffiliated capital and an Offshore Fund VIE should be consolidated as the last unaffiliated investor withdrew during the second quarter.  Additionally, an Offshore Fund VOE was deconsolidated as the Company’s ownership percentage fell below 50%, a CFF VOE was deconsolidated when it was closed and a different CFF VOE was consolidated as the last unaffiliated investor withdrew on March 31, 2015.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	December 31, 2016
	Investment Type
	Affiliated			Unaffiliated
Accounting method	Consolidated Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$8,343	$-	$-	$-	$-	$8,343
Equity Method	-	33,202	70,745	6,761	10,347	121,055

Total	$8,343	$33,202	$70,745	$6,761	$10,347	$129,398

	December 31, 2015
	Investment Type
	Affiliated			Unaffiliated
Accounting method	Consolidated Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$13,953	$-	$-	$-	$-	$13,953
Equity Method	-	39,552	35,746	7,911	7,889	91,098

Total	$13,953	$39,552	$35,746	$7,911	$7,889	$105,051

The following table includes the net impact by line item on the consolidated statements of financial condition for each category of entity consolidated:

	December 31, 2016
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$313,785	$-	$308	$-	$314,093
Investments in securities (including GBL stock)	336,459	-	6,338	-	342,797
Investments in affiliated investment companies	131,645	-	-	-	131,645
Investments in partnerships	133,794	3,964	(8,360)	-	129,398
Receivable from brokers	10,542	-	2,046	-	12,588
Investment advisory fees receivable	9,800	(8)	(8)	-	9,784
Other assets	12,298	-	-	-	12,298
Total assets	$948,323	$3,956	$324	$-	$952,603
Liabilities and equity
Securities sold, not yet purchased	$9,984	$-	$-	$-	$9,984
Accrued expenses and other liabilities	64,317	13	37	-	64,367
Redeemable noncontrolling interests	-	3,943	287	-	4,230
Total equity	874,022	-	-	-	874,022
Total liabilities and equity	$948,323	$3,956	$324	$-	$952,603

	December 31, 2015
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Assets
Cash and cash equivalents	$205,708	$-	$41	$1	$205,750
Investments in securities (including GBL stock)	325,692	-	7,849	83	333,624
Investments in affiliated investment companies	118,676	-	-	-	118,676
Investments in partnerships	109,274	4,506	(8,729)	-	105,051
Receivable from brokers	53,921	-	2,164	425	56,510
Investment advisory fees receivable	4,881	2	5	8	4,896
Other assets	12,614	5	15	(393)	12,241
Total assets	$830,766	$4,513	$1,345	$124	$836,748
Liabilities and equity
Securities sold, not yet purchased	$9,505	$-	$118	$-	$9,623
Accrued expenses and other liabilities	69,712	28	79	19	69,838
Redeemable noncontrolling interests	-	4,485	1,148	105	5,738
Total equity	751,549	-	-	-	751,549
Total liabilities and equity	$830,766	$4,513	$1,345	$124	$836,748

The CFFs, Partnerships and Offshore Funds columns above include only affiliated entities as no unaffiliated entities are consolidated.

The following table includes the net impact by line item on the consolidated statements of income for each category of entity consolidated (in thousands):

	Twelve Months Ended December 31, 2016
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$31,247	$(17)	$(3)	$-	$31,227
Total expenses	43,285	128	46	-	43,459
Operating loss	(12,038)	(145)	(49)	-	(12,232)
Total other income, net	26,086	437	54	-	26,577
Income before income taxes	14,048	292	5	-	14,345
Income tax provision	3,876	-	-	-	3,876
Net income before NCI	10,172	292	5	-	10,469
Net income attributable to noncontrolling interests	(46)	292	5	-	251
Net income	$10,218	$-	$-	$-	$10,218

	Twelve Months Ended December 31, 2015
	Prior to
	Consolidation	CFFs	Partnerships	Offshore Funds	As Reported
Total revenues	$22,883	$(34)	$(7)	$-	$22,842
Total expenses	36,963	114	71	6	37,154
Operating loss	(14,080)	(148)	(78)	(6)	(14,312)
Total other income (expense), net	11,967	(170)	(69)	8	11,736
Loss before income taxes	(2,113)	(318)	(147)	2	(2,576)
Income tax provision	(1,685)	-	-	-	(1,685)
Net loss before NCI	(428)	(318)	(147)	2	(891)
Net loss attributable to noncontrolling interests	(317)	(318)	(147)	2	(780)
Net loss	$(111)	$-	$-	$-	$(111)

The CFFs, Partnerships and Offshore Funds columns above include only affiliated entities as no unaffiliated entities are consolidated.

Variable Interest Entities

We also have sponsored a number of investment vehicles where we are the general partner or investment manager.  At December 31, 2016, we consolidated the only VIE.  At December 31, 2015, certain vehicles were deemed VIEs prior to the adoption of ASU 2015-02, but we were not the primary beneficiary, because we do not absorb a majority of the entities’ expected losses and/or expected returns, and they were, therefore, not consolidated.  We consolidated VIEs where we are the primary beneficiary.  The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.  The total assets of these non-consolidated VIEs at December 31, 2015 were $70.2 million.  Our  maximum  exposure to loss as a result of our involvement with the VIEs is limited to the investment in one VIE and the deferred carried interest that we have in one another.

On December 31, 2015, we had an investment in one of the non-consolidated VIE offshore funds of approximately $9.9 million which was included in investment in partnerships on the consolidated statements of financial condition.  On December 31, 2015, we had a deferred carried interest in one of the VIE offshore funds of approximately $39,000 which was included in investments in partnerships on the consolidated statements of financial condition.  Additionally,  as the general  partner or investment  manager  to these  VIEs  the Company earns  fees in relation  to these  roles, which given a decline  in AUMs  of the VIEs  would result  in lower fee revenues  earned  by the Company  which would be reflected on the consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of financial condition and consolidated statements of cash flows.

The assets of these VIEs may only be used to satisfy obligations of the VIEs. The following table presents the balances related to these VIEs that are consolidated and were included on the consolidated statements of financial condition as well as the Company’s net interest in these VIEs. One VIE and two VIEs are consolidated at December 31, 2016 and December 31, 2015, respectively:

	December 31,	December 31,
	2016	2015
(In thousands)
Cash and cash equivalents	$308	$1
Investments in securities	6,338	83
Investments in partnerships	-	4,791
Receivable from broker	2,046	425
Other assets	(8)	-
Payable to brokers	-	(6)
Accrued expenses and other liabilities	(37)	(404)
Redeemable noncontrolling interests	(287)	(350)
AC's net interests in consolidated VIE	$8,360	$4,540

Equity Method Investments

The Company’s equity method investments include its investments in partnerships and offshore funds.  These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.  One equity method investment held by the Company exceeded 20% of the Company’s consolidated total income.

The summarized financial information of the Company’s equity method investments for December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
(In millions)
Total assets	$2,137	$2,414
Total liabilities	350	301
Total equity	1,787	2,113

	For the year
	2016	2015
Net loss	$(17)	$(18)

The summarized financial information of the Company’s single equity method investment which exceeded 20% of the Company’s consolidated total income for December 31, 2016 is as follows:

For the year
2016
(In thousands)
Total investment income	$2,848
Net investment loss	(3,462)
Net gains on investments	14,192
Net increase in net assets resulting from operations	10,730

E. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$314,082	$-	$-	$-	$-	$314,082
Investments in partnerships	-	-	-	125,527	3,871	129,398
Investments in securities (including GBL stock):
AFS - Common stocks	135,701	-	-	-	-	135,701
AFS - Mutual funds	500	-	-	-	-	500
Trading - Gov't obligations	119,823	-	-	-	-	119,823
Trading - Common stocks	81,696	1	461	-	-	82,158
Trading - Mutual funds	3,143	-	-	-	-	3,143
Trading - Other	1,062	127	283	-	-	1,472
Total investments in securities	341,925	128	744	-	-	342,797
Investments in affiliated
registered investment companies:
AFS - Closed-end Funds	80,650	-	-	-	-	80,650
AFS - Mutual Funds	5,644	-	-	-	-	5,644
Trading - Mutual funds	45,351	-	-	-	-	45,351
Total investments in affiliated
registered investment companies	131,645	-	-	-	-	131,645
Total investments	473,570	128	744	125,527	3,871	603,840
Total assets at fair value	$787,652	$128	$744	$125,527	$3,871	$917,922
Liabilities
Trading - Common stocks	$9,947	$-	$-	$-	$-	$9,947
Trading - Other	-	37	-	-	-	37
Securities sold, not yet purchased	$9,947	$37	$-	$-	$-	$9,984

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2015
Cash equivalents	$205,733	$-	$-	$-	$-	$205,733
Investments in partnerships	-	-	-	101,454	3,597	105,051
Investments in securities (including GBL stock):
AFS - Common stocks	136,360	-	-	-	-	136,360
AFS - Mutual funds	1,143	-	-	-	-	1,143
Trading - Gov't obligations	99,940	-	-	-	-	99,940
Trading - Common stocks	91,686	-	508	-	-	92,194
Trading - Mutual funds	3,216	-	-	-	-	3,216
Trading - Other	230	236	305	-	-	771
Total investments in securities	332,575	236	813	-	-	333,624
Investments in affiliated
registered investment companies:
AFS - Closed-end Funds	72,591	-	-	-	-	72,591
AFS - Mutual Funds	2,952	-	-	-	-	2,952
Trading - Mutual funds	43,133	-	-	-	-	43,133
Total investments in affiliated
registered investment companies	118,676	-	-	-	-	118,676
Total investments	451,251	236	813	101,454	3,597	557,351
Total assets at fair value	$656,984	$236	$813	$101,454	$3,597	$763,084
Liabilities
Trading - Common stocks	$9,537	$-	$-	$-	$-	$9,537
Trading - Other	-	86	-	-	-	86
Securities sold, not yet purchased	$9,537	$86	$-	$-	$-	$9,623

(a)
Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient.  These investments have not been classified in the fair value hierarchy (see Note B, Recent Accounting Developments, for more detail).

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

The following table presents additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2015	(Losses) in Income		Other	Unrealized			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$508	$(47)	$-	$-	$(47)	$-	$-	$-	$461
Trading - Other	$305	(2)	-	-	(2)	-	(20)	-	283
Total	$813	$(49)	$-	$-	$(49)	$-	$(20)	$-	$744

During the year ended December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3 holdings.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2015 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December	Unrealized Gains or		Included in	and			Transfers
	31, 2014	(Losses) in Income		Unrealized	Gains or			In and/or
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$1,293	$(195)	$-	$-	$(195)	$6	$(238)	$(358)	$508
Trading - Other	$294	98	-	-	98	5	(80)	(12)	305
Total	$1,587	$(97)	$-	$-	$(97)	$11	$(318)	$(370)	$813

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

F. Income Taxes

For the calendar year 2016, AC and its greater than 80% owned subsidiaries file a consolidated federal income tax return. Accordingly, the income tax provision represents the aggregate of the amount provided for all companies.  On November 30, 2015, AC spun-off from GAMCO.  Except for the one month period of December 2015 subsequent to our spin-off, for which we independently determine our tax liability, we calculated provision for income taxes by using a “separate return” method.  Under this method, we are assumed to file a separate return with the tax authority, thereby reporting our taxable income or loss and paying the applicable tax or receiving the appropriate refund from GAMCO.

Our 2015 provision is the amount of tax payable or refundable on the basis of a hypothetical 2015 separate return.  We provide deferred taxes on temporary differences and on any carryforwards that we could claim on our hypothetical return and assess the need for a valuation allowance.

As a result of the spin-off, the operations of the Company’s subsidiaries are included in the consolidated U.S. federal and certain state and local income tax returns of GAMCO for the first eleven months of the 2015.  The Company filed a consolidated U.S. federal and certain state and local income tax returns for the last month of 2015.  The Company’s subsidiaries’ federal and certain state and local income taxes were calculated as if the Company’s subsidiaries filed on a separate return basis, and the amount of current and deferred tax or benefit is either remitted to or received from GAMCO for the first eleven months of 2015 or the Company for December 2015 using a benefits for loss approach such that net operating loss (or other tax attribute) is characterized as realized by the Company’s subsidiaries when those tax attributes are utilized in the consolidated tax return of GAMCO or the Company. This is the case even if the Company’s subsidiaries would not otherwise have realized those tax attributes.

The provision for income taxes for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
(In thousands)
Federal:
Current	$5,018	$4,540
Deferred	(1,231)	(6,160)
State and local:
Current	236	225
Deferred	(147)	(290)
Total	$3,876	$(1,685)

A reconciliation of the Federal statutory rate to the effective tax rate is set forth below:

	2016	2015
Statutory Federal income tax rate	34.0%	34.0%
State income tax, net of Federal benefit	1.2	1.6
Dividends received deduction	(3.6)	26.4
Donation of appreciated securities	(4.5)	3.2
Noncontrolling interests	(0.7)	0.0
Other	0.6	0.2
Effective income tax rate	27.0%	65.4%

Significant components of our deferred tax assets and liabilities are as follows:

	2016	2015
(In thousands)
Deferred tax assets:
Stock compensation expense	$719	$77
Deferred compensation	1,315	871
Investments in securities available for sale	3,652	5,523
Shareholder-designated contribution	1,461	-
Other	4	-
Total deferred tax assets	7,151	6,471
Deferred tax liabilities:
Investments in securities and partnerships	(11,103)	(9,839)
Other liabilities	-	(41)
Total deferred tax liabilities	(11,103)	(9,880)
Net deferred tax liabilities	$(3,952)	$(3,409)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows:

(in thousands)
Balance at January 1, 2015	$57.1
Additions based on tax positions related to the current year	(59.7)
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(1.9)
Settlements	(11.2)
Balance at December 31, 2015	(15.7)
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	125.5
Reductions for tax positions of prior years	(9.7)
Settlements	-
Balance at December 31, 2016	$100.1

The Company records penalties and interest related to tax uncertainties in income taxes. As of December 31, 2016 and 2015, the Company’s had gross unrecognized tax benefits (liabilities) of $100,149 and ($15,678) respectively, of which $66,098 and ($10,347), respectively, if recognized, would impact the Company’s effective tax rate.  The Company has accrued liabilities of $94,428 and $83,950 as of December 31, 2016 and 2015, respectively, for interest and penalties.  These amounts are included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Under the Company’s Tax Indemnity and Sharing Agreement with GAMCO, GAMCO is liable for all income taxes of the Company for periods prior to the spin-off from GAMCO. Income tax expense for such periods is based on the taxable income of the Company on a separate tax return basis. The Company is not currently under audit by any tax jurisdiction.

G. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP Holdings LLC owns a majority of our Class B Stock, representing approximately 94% of the combined voting power and 76% of the outstanding shares of our common stock at December 31, 2016.

Loans with GAMCO

GCIA entered into a $15 million demand loan with GAMCO on March 15, 2004 at a rate of 5.5% per year.  On February 28, 2007, GCIA paid back $5 million to GAMCO.  GCIA entered into an additional demand loan for $16 million with GAMCO on August 17, 2010 at a rate of 5.5% per year.  On March 7, 2014, GCIA repaid $10 million of the loan to GAMCO.  On December 28, 2015, GCIA repaid the remaining $16 million balance owed to GAMCO.  As of December 31, 2015, there are no demand loans outstanding with GAMCO. The interest was $0.9 million in 2015 and is included in interest expense on the consolidated statements of income.

On November 27, 2015, GCIA purchased from GAMCO 4.4 million shares of GAMCO Class A common stock in exchange for a five-year 4% note payable of $150 million (“GCIA Note”). As part of the spin-off of AC from GAMCO on November 30, 2015, GAMCO contributed the GCIA Note to AC. During 2015, GCIA paid to GAMCO $66,000 of interest which is included in interest expense on the consolidated statements of income.  The GCIA Note is thus now an intercompany note within the AC Group.

GAMCO issued the GAMCO Note to AC Group in the original principal amount of $250.0 million used to partially capitalize the Company in connection with the spin-off. During the year ended December 31, 2016, AC received principal repayments totaling $150 million on the GAMCO Note.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $40 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $100 million principal amount outstanding, $10 million is due on November 30, 2017, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020. Related interest income of $7.8 million is included in interest and dividend income on the consolidated statements of income.  See Note A. Organization.

Investment in Securities

At December 31, 2016 and 2015, approximately $39 million and $41 million, respectively, of our proprietary investment accounts, which were included in investments in securities on the consolidated statements of financial condition, were managed by our analysts or portfolio managers other than Mr. Mario Gabelli. The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts. In August 2006, a son of the Executive Chairman was given responsibility for managing a proprietary investment account, on which he would be paid, on an annual basis, 20% of any net profits earned on the account for the year. The account was initially funded with approximately $40 million during 2006, and subsequent withdrawals have totaled $40 million from 2009 through 2016. The balance in the account at December 31, 2016 and 2015 was $14.6 million and $13.7 million, respectively, of which $2.7 million and $2.4 million, respectively, is owed to the portfolio manager representing his earnings that have been re-invested in the account. For 2016 and 2015, this account was up 6.6% and 2.4%, respectively, and therefore he earned approximately $0.1 million and $0.1 million, respectively, for managing this account.

For the year ended December 31, 2016, the Company recorded dividend income of $0.4 million relating to its investment in GAMCO common stock, which is included in interest and dividend income on the consolidated statements of income.

At December 31, 2016 and 2015, the Company had investments of $314.1 million and $205.7 million, respectively, invested in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the consolidated statements of financial condition.

Investments in affiliated equity mutual funds (“Funds”), which are advised by Gabelli Funds, LLC and Teton Advisors, Inc., which is majority-owned by GGCP Holdings, LLC, which is also the majority stockholder of GAMCO, at December 31, 2016 and 2015 totaled $132.1 million and $119.8 million, respectively, and are included in either investments in securities or investments in affiliated registered investment companies on the consolidated statements of financial condition.

Investment in Partnerships

We had an aggregate investment in affiliated partnerships and offshore funds of approximately $112.3 million and $89.3 million at December 31, 2016 and 2015, respectively.

Investment Advisory Services

Gabelli Securities International Limited (“GS International”) was formed in 1994 to provide management and investment advisory services to offshore funds and accounts. Marc Gabelli, a director of the Company, owns 55% of GS International, and GCIA owns the remaining 45%. In 1994, Gabelli International Gold Fund Limited (“GIGFL”), an offshore investment company investing primarily in securities of issuers with gold-related activities, was formed and GS International entered into an agreement to provide management services to GIGFL. GCIA in turn entered into an agreement with GS International to provide investment advisory services to GIGFL in return for receiving all investment advisory fees paid by GIGFL. Pursuant to such agreement, GCIA earned no investment advisory fees or incentive fees for 2016. Comparable amounts for 2015 were $3,304 and no incentive fee. As of December 31, 2016 and 2015, there were $0, and $7,904, respectively, payable to GIGFL included in payables to affiliates on the consolidated statements of financial condition relating to advisory fees.

In April 1999, GCIA formed Gabelli Global Partners, L.P., an investment limited partnership for which GCIA and Gemini are the general partners. In March 2002, Gabelli Global Partners, L.P. changed its name to Gemini Global Partners, L.P. Gemini and GCIA are each due half of the advisory fee earned by the partnership to the general partners in the amount of $63,196 and $70,345 for 2016 and 2015, respectively. In 2016 and 2015, there were no incentive fees earned. As of December 31, 2016 and 2015, there were $201,065 payable and $168,311 receivable, respectively, from Gemini Global Partners, L.P. included in payables to affiliates and receivables from affiliates, respectively, on the consolidated statements of financial condition.

Compensation

Prior to the spin-off, the amount of management fee reflected on the financial statements is a carve-out from the historical GAMCO consolidated financial statements.  Under this methodology, the management fee expense was a contra-expense.  Subsequent to the spin-off on November 30, 2015, and in accordance with Mr. Gabelli’s employment agreement, the Company will pay the Executive Chairman, or his designated assignee, a monthly management fee equal to 10% of the Company’s pretax profits before consideration of this fee and before consolidation of the various consolidated feeder funds and partnerships discussed in Note D.  In no circumstances will this fee be a contra-expense to the Company subsequent to the spin-off on November 30, 2015.  In 2016 and 2015, the Company recorded management fee expense or (contra-expense) of $1.6 million and ($0.3) million, respectively.  These fees are recorded as management fee on the consolidated statements of income.

Income Taxes

As a result of the spin-off, the operations of the Company’s subsidiaries were included in the consolidated U.S. federal and certain state and local income tax returns of GAMCO for the first eleven months of the 2015.  The Company filed consolidated U.S. federal and certain state and local income tax returns for the last month of 2015. The Company’s subsidiaries’ federal and certain state and local income taxes are calculated as if the Company’s subsidiaries filed on a separate return basis, and the amount of current and deferred tax or benefit is either remitted to or received from GAMCO for the first eleven months of 2015 or the Company for December 2015 using a benefits for loss approach such that net operating loss (or other tax attribute) is characterized as realized by the Company’s subsidiaries when those tax attributes are utilized in the consolidated tax return of GAMCO or the Company. This is the case even if the Company’s subsidiaries would not otherwise have realized those tax attributes.

Affiliated Receivables/Payables

At December 31, 2016, the receivable from affiliates consists primarily of SICAV net revenues due from Gabelli Funds, LLC (see Other below for detail).  At December 31, 2015, the receivable from affiliates consists primarily of cash owed to AC by GAMCO related to the spin-off.

At December 31, 2016, the payable to affiliates primarily consisted of expenses paid by affiliates on behalf of the Company pursuant to the Transitional Services Agreement.

GAMCO Capital Lease

On December 5, 1997, GAMCO entered into a fifteen-year lease, expiring on April 30, 2013, of office space at 401 Theodore Fremd Ave, Rye, NY from M4E, LLC, an entity owned by the adult children of the Executive Chairman. On September 15, 2008, GAMCO modified and extended this lease to December 31, 2023, and on June 11, 2013, GAMCO further modified and extended this lease to December 31, 2028. The Company paid $77,444 and $310,566 to GAMCO in 2016 and 2015, respectively, for its use of the Rye location. In June 2016, AC entered into a sublease agreement with GAMCO effective from April 1, 2016 through March 31, 2017.  Pursuant to this agreement, AC and its subsidiaries shall pay a monthly fixed lease amount based on the percentage of square footage occupied by its employees (including pro rata allocation of common space) for the duration of the lease.  For the nine months ended December 31, 2016, the Company paid $276,238. The amounts are included within other operating expenses on the consolidated statements of income.

Other

In 2016 and 2015, the Company earned $5.2 million and $4.9 million, respectively, or 63% and 59%, respectively, of its commission revenue, which is included in institutional research services on the consolidated statements of income, from transactions executed on behalf of Funds and private wealth management clients advised by GAMCO Asset Management Inc., a wholly-owned subsidiary of GAMCO.

As required by the Company’s Code of Ethics, staff members are required to maintain their brokerage accounts at G.research unless they receive permission to maintain an outside account. G.research offers its entire staff the opportunity to engage in brokerage transactions at discounted commission rates. Accordingly, many of our staff members, including the executive officers or entities controlled by them, have brokerage accounts at G.research and have engaged in securities transactions at discounted rates.

Pursuant to research services agreements (see Note B), GAMCO Asset Management Inc. paid $1.5 million and $0.7 million and Gabelli Funds, LLC paid $1.5 million and $0.8 million to the Company for the years ended December 31, 2016 and 2015, respectively.

During 2016, the Company participated as agent in the at the market offerings of The Gabelli Global Gold, Natural Resources & Income Trust (“GGN”) and The Gabelli Healthcare & WellnessRx Trust 5.875% Series B Cumulative Preferred Stock (“GRX Series B”).  Pursuant to sales agreements between the parties, the Company earned sales manager fees related to these offerings of $1,178,330 and $5,495 for GGN and GRX Series B, respectively, which are included in institutional research services on the consolidated statements of income.  There were no sales manager fees earned from GGN or GRX offerings during 2015.

Throughout 2016, the Company participated in five preferred stock offerings of certain GAMCO closed-end funds.  In March 2016, the Company acted as co-underwriter in The Gabelli Equity Trust 5.45% Series J Cumulative Preferred Stock offering.  During May 2016, the Company acted as co-underwriter in The Gabelli Global Small and Mid Cap Value Trust 5.45% Series A Cumulative Preferred Stock and The Gabelli Utility Trust 5.375% Series C Cumulative Preferred Stock offerings.  In June and August 2016, the Company acted as co-underwriter in The Gabelli Dividend & Income Trust 5.25% Series G Cumulative Preferred Stock and Bancroft Fund Ltd. 5.375% Series A Preferred Stock offerings, respectively.  Underwriting fees and selling concessions, net of expenses, related to the launch of these funds were $420,252 and are included in either institutional research services or other revenue on the consolidated statements of income.

On July 27, 2011, the Company entered into a Distribution Agreement with G.distributors, LLC ("G.distributors"), a subsidiary of GAMCO. As stated in the Distribution Agreement, the Company is the broker of record for certain ongoing client relationships for which it earns distribution fees. Subsequent to July 31, 2011, the Company recorded distribution fees revenue of $0.3 million in  2015 in relation to this role. On July 1, 2015, these mutual fund distribution assets were transferred out of the Company.

On June 30, 2015, G.research, LLC was formed as a single member LLC of Distributors Holdings, Inc. (“DHI”), a 100% subsidiary of GCIA, to transfer the distribution assets of G.research, Inc. through a series of steps to G.distributors. On July 1, 2015, G.research, Inc. was merged into G.research, LLC. As a result of the merger, a deferred tax liability of $1,937,670 was transferred to G.research, LLC’s sole member, DHI, resulting in a capital contribution to G.research, LLC. The distribution assets were then transferred from G.research, LLC to DHI for their fair value of $234,000, also resulting in a capital contribution to G.research, LLC. DHI transferred G.research, LLC to GCIA resulting in a deferred tax asset of $88,227 (tax effect of the transferred distribution assets of $234,000) to be recorded on DHI’s books and a deferred tax liability of $88,227 to be recorded on the books of G.research, LLC. GCIA transferred DHI to GAMCO Asset Management Inc. GAMCO Asset Management Inc. subsequently transferred its 100% owned subsidiary, G.distributors, to DHI. DHI then transferred the distribution assets to G.distributors.

Pursuant to an agreement between the Company and Gabelli Funds, LLC, Gabelli Funds, LLC pays to GCIA 90% of the net revenues received by Gabelli Funds, LLC related to being the advisor to the SICAV. Net revenues is defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds, LLC. The amounts paid by Gabelli Funds, LLC to GCIA for 2016 and 2015 are $2,708,084 and $1,007,164, respectively, and are included in investment advisory and incentive fees on the consolidated statements of income.

As general partner or co-general partner of various affiliated limited partnerships, the Company receives a management fee based on a percentage of each partnership’s net assets and a 20% incentive allocation based on economic profits.

H.  Equity

Voting Rights

The holders of Class A Stock and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of Class A Stock are not eligible to vote on matters relating exclusively to Class B Stock and vice versa.

Stock Award and Incentive Plan

There were no RSAs issued by AC during 2016.  There were no RSAs issued by either GAMCO or AC during 2015, except in relation to the spin-off.  On November 30, 2015, in connection with the spin-off, the Company issued 554,100 AC RSA shares to GAMCO employees (including GAMCO employees who became AC employees) who held 554,100 GAMCO RSA shares at that date.  The purpose of the issuance was to ensure that any employee who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off.  As of December 31, 2016, there were 424,340 AC RSA shares outstanding and 424,340 GAMCO RSA shares outstanding.  As of December 31, 2015, there were 553,100 AC RSA shares outstanding and 553,100 GAMCO RSA shares outstanding.  In accordance with GAAP, we have allocated the stock compensation costs between GAMCO and AC based upon each employee’s individual allocation of their responsibilities between GAMCO and AC.

The total compensation costs related to non-vested awards not yet recognized is approximately $4.6 million as of December 31, 2016. This will be recognized as expense in the following periods (in thousands):

2017	2018	2019	2020
$1,642	$1,082	$893	$413

2021	2022	2023	2024
$275	$168	$72	$12

For the years ended December 31, 2016 and 2015, the Company recorded approximately $2.5 million and $4.9 million, respectively, in stock based compensation expense which resulted in the recognition of tax benefits of approximately $0.8 million and $1.7 million, respectively. The $4.9 million for the year ended December 31, 2015, includes $2.4 million in stock compensation expense as a result of accelerating the November 2013 RSA grant. There were no comparable accelerations in the year ended December 31, 2016.

Stock Repurchase Program

The Company repurchased 1.3 million shares at an average price of $31.10 per share for a total investment of $41.6 million.  This includes a purchase of 926,345 shares from an unaffiliated third party on December 30, 2016 at a price of $31.05 for which the related payable of $28.8 million is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Dividends

During 2016, the Company declared dividends of $0.20 per share to class A and class B shareholders totaling $5.0 million, of which $2.4 million is payable on January 25, 2017 and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

I. Retirement Plan

The Company participates in an incentive savings plan (the “Plan”), covering substantially all employees.  Company contributions to the Plan are determined annually by management of the Company and (prior to the spin-off) GAMCO’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  The amounts expensed for allocated contributions to this Plan amounted to approximately $34,000 and $12,000 in 2016 and 2015, respectively, and are included in compensation on the consolidated statements of income.

J. Guarantees, Contingencies, and Commitments

G.research has agreed to indemnify the clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by G.research. At December 31, 2016, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. G.research also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of G.research’s obligations under the agreements. G.research has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made on the consolidated financial statements.

From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures.

K. Net Capital Requirements

G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes  its net capital  under  the alternative  method  as permitted by the Rule,  which requires  that  minimum  net capital  be the greater of $250,000 or 2% of the aggregate  debit  items in the reserve  formula  for those  broker-dealers subject to Rule  15c3-3. G.research, LLC is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place Proprietary Accounts of Introducing Firms and Dealers ("PAIB") agreements pursuant to Rule 15c3-3.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.research had net capital, as defined, of $3.7 million and $7.1 million, exceeding the required amount of $250,000 by $3.4 million and $6.9 million, at December 31, 2016 and 2015, respectively. There were no subordinated borrowings during the years ended December 31, 2016 and 2015.

L. Shareholder-Designated Contribution Plan

During 2016, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty-five cents per share based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  The Company recorded a cost of $5.4 million related to this contribution which was included in shareholder-designated contribution in the consolidated statements of income.

M. Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2016 and 2015 is presented below.

	2016
	1st	2nd	3rd	4th	Total
(In thousands, except per share data)
Revenues	$4,517	$4,964	$5,451	$16,295	$31,227
Operating income (loss)	(4,515)	(3,352)	(4,497)	132	(12,232)
Net income attributable to Associated
Capital Group, Inc.'s shareholders	1,593	1,019	3,959	3,647	10,218
Net income attributable to Associated
Capital Group, Inc.'s shareholders per share:
Basic	$0.06	$0.04	$0.16	$0.15	$0.41
Diluted	$0.06	$0.04	$0.16	$0.15	$0.41

	2015
	1st	2nd	3rd	4th	Total

Revenues	$4,567	$4,590	$4,690	$8,995	$22,842
Operating loss	(3,880)	(3,468)	(1,081)	(5,883)	(14,312)
Net income (loss) attributable to Associated
Capital Group, Inc.'s shareholders	2,385	855	(7,540)	4,189	(111)
Net income (loss) attributable to Associated
Capital Group, Inc.'s shareholders per share:
Basic	$0.09	$0.03	$(0.30)	$0.17	$-
Diluted	$0.09	$0.03	$(0.30)	$0.17	$-

For years in which our funds have positive performance, fourth quarter revenue, and therefore fourth quarter operating income, will generally exceed the revenue and operating income levels recognized in each of the prior three quarters of the year.

N. Subsequent Events

During the period from January 1, 2017 to February 7, 2017,  we repurchased 3,762 shares at an average price per share of $33.45.  On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares.  There were no stock repurchases from February 8, 2017 to March 13, 2017.  As a result, there are 500,000 shares available to be repurchased under our existing buyback plan at March 13, 2017.

In January 2017, GAMCO prepaid an additional $10 million of the GAMCO Note, reducing the principal outstanding to $90 million.

On January 13, 2017, FINRA approved the G.research’s change of direct ownership.  Institutional Services Holdings, LLC, a newly formed holding company wholly owned by AC, will become the new parent company of G.research.

On February 7, 2017, the Board of Directors approved an additional $0.25 per share contribution for all registered Class A and Class B shareholders under the Company’s Shareholder Designated Charitable Contribution Program.  If all shares outstanding are registered in their shareholders’ names at the record date, the total contribution would be approximately $6.1 million.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

AC's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Management, with the participation of the principal executive officer and under the supervision of the principal financial officers, of the Company conducted an evaluation of the effectiveness of AC's internal control over financial reporting as of December 31, 2016, as required by Rule 13a-15(c) of the Exchange Act.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives.  In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.  This annual report does not include an audit attestation report on the Company’s internal control over financial reporting of the Company’s independent registered public accounting firm due to the rules of the Securities and Exchange Commission for Emerging Growth Companies.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of AC and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from Proxy Statement.

AC has adopted a Code of Business Conduct that applies to all of our officers, directors, full-time and part-time employees and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (together, the “Codes of Conduct”).  The Codes of Conduct are posted on our website (www.associated-capital-group.com) and are available in print free of charge to anyone who requests a copy.  Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, Associated Capital Group, Inc., One Corporate Center, Rye, New York 10580-1422.  We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2017 Annual Meeting, AC also will submit to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by AC of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is included in our Proxy Statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)  List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:
See Index on page 39.

(2) Financial Statement Schedules
Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

(3) List of Exhibits:
The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.
The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit
Number                                                         Description of Exhibit

2.1
Separation and Distribution Agreement, dated November 30, 2015, between GAMCO Investors, Inc., a Delaware corporation and Associated Capital Group, Inc., a Delaware corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

3.1
Amended and Restated Certificate of Incorporation of Associated Capital Group, Inc. (the “Company”) (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 19, 2015 filed with the Securities and Exchange Commission on November 25, 2015).

3.2
Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K dated November 19, 2015 filed with the Securities and Exchange Commission on November 25, 2015).

4.1
Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 21, 2015).

10.1
Service Mark and Name License Agreement, dated November 30, 2015, by and between the Company and GAMCO Investors, Inc. (“GAMCO”). (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2015 filed with the Commission on December 4, 2015).

10.2
Transitional Administrative and Management Services Agreement, dated November 30, 2015, by and between the Company and GAMCO Investors, Inc. (“GAMCO”). (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 30, 2015 filed with the Commission on December 4, 2015)

10.3
Employment Agreement between the Company and Mario J. Gabelli dated November 30, 2015 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 30, 2015 filed with the Commission on December 4, 2015).

10.4
Promissory Note in aggregate principal amount of $250,000,000, dated November 30, 2015, issued by GAMCO in favor of the Company (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated November 30, 2015 filed with the Commission on December 4, 2015).

10.5
Tax Indemnity and Sharing Agreement, dated November 30, 2015, by and between the Company and GAMCO Investors, Inc. (“GAMCO”). (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated November 30, 2015 filed with the Commission on December 4, 2015).

10.6
2015 Stock Award Incentive Plan (Incorporated by reference to Exhibit 10.11 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 21, 2015).

10.7
Form of Indemnification Agreement by and between the Company and the Indemnitee defined therein (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 21, 2015).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on page 80 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Rye, State of New York, on March 13, 2017.

ASSOCIATED CAPITAL GROUP, INC.

By: /s/ Patrick Dennis
Name: Patrick Dennis

Date: March 13, 2017

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

Signature	Title	Date

/s/ Douglas R. Jamieson	President and	March 13, 2017
Douglas R. Jamieson	Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick Dennis	Executive Vice-President	March 13, 2017
Patrick Dennis	and Chief Financial Officer
(Principal Accounting Officer)

/s/ Mario J. Gabelli	Executive Chairman of the	March 13, 2017
Mario J. Gabelli	Board and Director

/s/ Marc Gabelli	Director	March 13, 2017
Marc Gabelli

/s/ Richard L. Bready	Director	March 13, 2017
Richard L. Bready

/s/ Daniel R. Lee	Director	March 13, 2017
Daniel R. Lee

/s/ Bruce M. Lisman	Director	March 13, 2017
Bruce M. Lisman

/s/ Frederic V. Salerno	Director	March 13, 2017
Frederic V. Salerno

/s/ Salvatore F. Sodano	Director	March 13, 2017
Salvatore F. Sodano