Form 10-Q
period 2017-03-31
Associated Capital Group, Inc.
filed 2017-05-03
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class		Outstanding at April 30, 2017
Class A Common Stock, .001 par value	(Including 420,240 restricted stock awards)	5,033,013
Class B Common Stock, .001 par value		19,195,649

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Condition:
- March 31, 2017
- December 31, 2016
- March 31, 2016

Condensed Consolidated Statements of Income:
- Three months ended March 31, 2017 and 2016

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended March 31, 2017 and 2016

Condensed Consolidated Statements of Equity:
- Three months ended March 31, 2017 and 2016

Condensed Consolidated Statements of Cash Flows:
- Three months ended March 31, 2017 and 2016

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

SIGNATURES

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2017	2016	2016
ASSETS
Cash and cash equivalents	$307,651	$314,093	$203,239
Investments in securities	193,120	207,096	184,819
Investment in GBL stock (4,393,055 shares)	129,990	135,701	162,807
Investments in affiliated registered investment companies	136,284	131,645	115,916
Investments in partnerships	130,058	129,398	113,147
Receivable from brokers	12,021	12,588	23,278
Investment advisory fees receivable	1,349	9,784	1,463
Receivable from affiliates	1,524	1,523	3,507
Goodwill	3,422	3,422	3,254
Other assets	2,214	7,353	1,270
Total assets	$917,633	$952,603	$812,700

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$6,168	$2,396	$12,251
Income taxes payable and deferred tax liabilities	4,506	6,978	13,357
Compensation payable	5,991	17,676	4,893
Securities sold, not yet purchased	7,519	9,984	8,014
Mandatorily redeemable noncontrolling interests	-	-	1,421
Payable to affiliates	560	1,455	673
Accrued expenses and other liabilities	7,008	35,862	4,072
Total liabilities	31,752	74,351	44,681

Redeemable noncontrolling interests	4,050	4,230	3,752

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,395,380, 6,398,580 and 6,244,452
shares issued, respectively; 5,051,686, 5,058,648 and 6,154,674 shares outstanding, respectively	6	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792, 19,196,792 and
19,196,792 shares issued and outstanding, respectively	19	19	19
Additional paid-in capital	1,007,471	1,007,027	999,644
Retained earnings	(5,751)	7,327	1,131
GBL 4% PIK Note	(90,000)	(100,000)	(250,000)
Accumulated comprehensive income	11,886	1,317	12,933
Treasury stock, at cost (1,343,694, 1,339,932 and 89,778 shares, respectively)	(41,800)	(41,674)	(2,464)
Total Associated Capital Group, Inc. equity	881,831	874,022	761,269
Noncontrolling interests	-	-	2,998
Total equity	881,831	874,022	764,267
Total liabilities and equity	$917,633	$952,603	$812,700

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Investment advisory and incentive fees	$2,401	$2,068
Institutional research services	2,582	2,438
Other	4	11
Total revenues	4,987	4,517
Expenses
Compensation	6,783	6,312
Management fee	-	274
Stock based compensation	444	644
Other operating expenses	2,092	1,802
Total expenses	9,319	9,032

Operating loss	(4,332)	(4,515)
Other income (expense)
Net gain/(loss) from investments	(14,401)	3,709
Interest and dividend income	2,257	3,434
Interest expense	(70)	(420)
Shareholder-designated contribution	(4,895)	-
Total other income/(expense), net	(17,109)	6,723
Income/(loss) before income taxes	(21,441)	2,208
Income tax provision	(8,424)	661
Net income/(loss)	(13,017)	1,547
Net income/(loss) attributable to noncontrolling interests	61	(46)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(13,078)	$1,593

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$(0.55)	$0.06

Diluted	$(0.55)	$0.06

Weighted average shares outstanding:
Basic	23,829	24,863

Diluted	23,829	25,177

Dividends declared:	$-	$0.10

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

Net income/(loss)	$(13,017)	$1,547
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale (a)	10,569	15,514
Other comprehensive income	10,569	15,514

Comprehensive income/(loss)	(2,448)	17,061
Less: Comprehensive income attributable to noncontrolling interests	61	678

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(2,509)	$16,383

(a)	Net of income tax expense of $5,945, and $8,726, respectively.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three Months Ended March 31, 2017

	Associated Capital Group, Inc. shareholders
			Additional		Accumulated			Redeemable
	Common	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2016	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	(241)
Net income (loss)	-	(13,078)	-	-	-	-	(13,078)	61
Net unrealized losses on
securities available for sale,
net of income tax benefit ($942)	-	-	-	-	(1,675)	-	(1,675)	-
Amounts reclassified from
accumulated other
comprehensive income, net of
income tax expense ($6,887)	-	-	-	-	12,244	-	12,244	-
Stock based compensation
expense	-	-	444	-	-	-	444	-
Proceeds from payment of
GBL 4% PIK Note	-	-	-	10,000	-	-	10,000	-
Purchase of treasury stock	-	-	-	-	-	(126)	(126)	-
Balance at March 31, 2017	$25	$(5,751)	$1,007,471	$(90,000)	$11,886	$(41,800)	$881,831	$4,050

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Three Months Ended March 31, 2016

		Associated Capital Group, Inc. shareholders
				Additional		Accumulated			Redeemable
	Noncontrolling	Common	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2015	$2,353	$25	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-	(208)
Deconsolidation of an offshore
fund	-	-	-	-	-	-	-	-	(1,811)
Net income (loss)	(79)	-	1,593	-	-	-	-	1,514	33
Net unrealized gains on
securities available for sale,
net of income tax expense ($8,726)	724	-	-	-	-	14,790	-	15,514	-
Dividends declared ($.10 per share)	-	-	(2,534)	-	-	-	-	(2,534)	-
Stock based compensation
expense	-	-	-	644	-	-	-	644	-
Purchase of treasury stock	-	-	-	-	-	-	(2,420)	(2,420)	-
Balance at March 31, 2016	$2,998	$25	$1,131	$999,644	$(250,000)	$12,933	$(2,464)	$764,267	$3,752

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net income/(loss)	$(13,017)	$1,547
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in net gains from partnerships	(696)	(2,181)
Depreciation and amortization	4	3
Stock based compensation expense	444	644
Other-than-temporary loss on available for sale securities	19,131	-
Donated securities	566	-
(Increase) decrease in assets:
Investments in trading securities	11,056	9,801
Investments in partnerships:
Contributions to partnerships	(4,964)	(17,617)
Distributions from partnerships	5,000	11,699
Receivable from affiliates	(1)	3,951
Receivable from brokers	567	32,535
Investment advisory fees receivable	8,435	3,414
Other assets	5,134	628
Increase (decrease) in liabilities:
Payable to brokers	3,772	(38,376)
Income taxes payable and deferred tax liabilities	(8,416)	(1,038)
Payable to affiliates	(895)	673
Compensation payable	(11,685)	(6,032)
Mandatorily redeemable noncontrolling interests	-	292
Accrued expenses and other liabilities	(28,853)	132
Total adjustments	(1,401)	(1,472)
Net cash (used in) provided by operating activities	$(14,418)	$75

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Investing activities
Purchases of available for sale securities	$(2,080)	$(219)
Return of capital on available for sale securities	423	263
Net cash (used in) provided by investing activities	(1,657)	44

Financing activities
Redemptions of redeemable noncontrolling interests	(241)	(208)
Purchase of treasury stock	(126)	(2,420)
Proceeds from payment of GBL 4% PIK Note	10,000	-
Net cash provided by (used in) financing activities	9,633	(2,628)
Net decrease in cash and cash equivalents	(6,442)	(2,509)
Cash and cash equivalents at beginning of period	314,093	205,750
Decrease in cash from deconsolidation	-	(2)
Cash and cash equivalents at end of period	$307,651	$203,239
Supplemental disclosures of cash flow information:
Cash paid for interest	$70	$128
Cash paid for taxes	$-	$1,600

Non-cash activity:
- For the three months ended March 31, 2017 and March 31, 2016, the Company accrued dividends on restricted stock awards of $0 and $49, respectively.
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
March 31, 2017
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

On November 30, 2015, GAMCO distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli & Company Investment Advisers (“GCIA” f/k/a Gabelli Securities, Inc.) and certain cash and other assets to AC Group. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GCIA and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.  GCIA is now a wholly owned subsidiary of AC.

We operate our institutional research services operations through G.research, LLC ("G.research") doing business as “Gabelli & Company”, a wholly owned subsidiary of Institutional Services Holdings, LLC which in turn is a wholly owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Through G.research, we provide institutional research services as well as act as an underwriter. G.research is regulated by the Financial Industry Regulatory Authority ("FINRA"). G.research's revenues are derived primarily from institutional research services.

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

AC has received principal repayments totaling $160 million on the GAMCO Note, of which $10 million was received during the first quarter of 2017. $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $50 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $90 million principal amount outstanding, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

In addition, AC Group through GCIA owns 4,393,055 shares of GAMCO Class A common stock.  The sale was made from GAMCO to GCIA in advance of the spin-off.  GCIA paid the purchase price by issuing a note to GAMCO in the principal amount of $150 million (the “GCIA Note”).  In connection with the spin-off, AC Group received the GCIA Note from GAMCO and GCIA became a subsidiary of AC Group.The GCIA Note is thus now an intercompany note within the AC Group.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of AC Group included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by GAAP in the United States for complete financial statements.  In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries.  Intercompany accounts and transactions are eliminated.

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

The Company has reclassified certain prior-period amounts to conform to the current-period presentation. For presentation of 2017 results, the Company reported revenue from its research services agreement with GAMCO in “Institutional Research Services Revenue” instead of “Other Revenue”. The reclassification did not impact revenue, operating expenses, operating income, net income, or equity.

Recent Accounting Developments

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  The Company has adopted this ASU effective January 1, 2017 without a material impact on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern,” which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.”  The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures. The ASU is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.  The Company has adopted this ASU effective December 31, 2016.  No additional disclosures were required in this Report of Form 10Q based on management’s assessment that it does not have substantial doubt about the Company’s ability to continue as a going concern.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the ASC.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is either applied on a retrospective or modified retrospective basis.  The Company is currently evaluating this guidance but does not expect it will have a material impact on its condensed consolidated financial statements, although the adoption will likely have an impact around disclosures related to revenue.

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

B. Investment in Securities

Investments in securities (including GAMCO stock) at March 31, 2017, December 31, 2016 and March 31, 2016 consisted of the following:

	March 31, 2017		December 31, 2016		March 31, 2016
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$99,687	$99,820	$119,755	$119,823	$99,841	$99,964
Common stocks	71,511	85,802	69,503	82,158	66,906	79,571
Mutual funds	2,405	3,333	2,402	3,143	2,579	3,215
Other investments	3,411	3,654	1,275	1,472	648	918
Total trading securities	177,014	192,609	192,935	206,596	169,974	183,668

Available for sale securities:
Common stocks	130,869	129,990	150,000	135,701	150,000	162,807
Mutual funds	206	511	206	500	627	1,151
Total available for sale securities	131,075	130,501	150,206	136,201	150,627	163,958

Total investments in securities	$308,089	$323,110	$343,141	$342,797	$320,601	$347,626

Securities sold, not yet purchased at March 31, 2017, December 31, 2016 and March 31, 2016 consisted of the following:

	March 31, 2017		December 31, 2016		March 31, 2016
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$7,279	$7,467	$9,583	$9,947	$7,951	$7,947
Other investments	1	52	27	37	2	67
Total securities sold, not yet purchased	$7,280	$7,519	$9,610	$9,984	$7,953	$8,014

Investments in affiliated registered investment companies at March 31, 2017, December 31, 2016 and March 31, 2016 consisted of the following:

	March 31, 2017		December 31, 2016		March 31, 2016
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$40,096	$45,250	$40,096	$45,351	$40,097	$43,798
Total trading securities	40,096	45,250	40,096	45,351	40,097	43,798

Available for sale securities:
Closed-end funds	64,589	85,123	62,890	80,650	60,865	69,052
Mutual funds	4,387	5,911	4,396	5,644	1,841	3,066
Total available for sale securities	68,976	91,034	67,286	86,294	62,706	72,118

Total investments in affiliated
registered investment companies	$109,072	$136,284	$107,382	$131,645	$102,803	$115,916

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

The following table identifies all reclassifications out of accumulated other comprehensive income ("AOCI") into income for the three months ended March 31, 2017 and 2016 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended March 31,
2017	2016
$(19,131)	$-	Net gain/(loss) from investments	Other than temporary impairment of AFS securities
(19,131)	-	Income/(loss) before income taxes
6,887	-	Income tax provision
$(12,244)	$-	Net income/(loss)

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  At March 31, 2017, December 31, 2016 and March 31, 2016, we held derivative contracts on (3,041) equity shares, 16,000 equity shares and 317,000 equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.   We had no foreign exchange contracts outstanding at March 31, 2017 and  December 31, 2016. We had two foreign exchange contracts outstanding at March 31, 2016 that are included in payable to brokers on the condensed consolidated statements of financial condition. Aside from one foreign exchange contract at March 31, 2016, these transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.  The one foreign exchange contract that was designated as a hedge was for a short of British Pounds to hedge the long investment that we have in the London Stock Exchange listed Gabelli Value Plus+ Trust Ltd. closed-end fund which is denominated in British Pounds.  As the underlying investment that is being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain/(loss) from investments on the condensed consolidated statements of income and not in accumulated comprehensive income.

The following tables identify the fair values and gains and losses of all derivatives held by the Company (in thousands):

		Asset Derivatives				Liability Derivatives
	Statement of	Fair Value			Statement of	Fair Value
	Financial Condition	March 31,	December 31,	March 31,	Financial Condition	March 31,	December 31,	March 31,
	Location	2017	2016	2016	Location	2017	2016	2016
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange	Receivable from
contracts	brokers	$-	$-	$-	Payable to brokers	$-	$-	$2,875
Sub total		$-	$-	$-		$-	$-	$2,875
Derivatives not designated as hedging
instruments under FASB ASC 815-20
Equity contracts	Investments in				Securities sold,
	securities	$102	$127	$185	not yet purchased	$52	$37	$67
Foreign exchange	Receivable from
contracts	brokers	-	-	-	Payable to brokers	-	-	5,223
Sub total		$102	$127	$185		$52	$37	$5,290
Total derivatives		$102	$127	$185		$52	$37	$8,165

Type of Derivative	Income Statement Location	Three Months ended March 31,
		2017	2016
Foreign exchange contracts	Net gain/(loss) from investments	$-	$1,192
Equity contracts	Net gain/(loss) from investments	(11)	69
Total		$(11)	$1,261

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(In thousands)
March 31, 2017	$102	$-	$102	$(51)	$-	$51
December 31, 2016	96	-	96	(9)	-	87
March 31, 2016	$185	$-	$185	$(66)	$-	$119

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(In thousands)
March 31, 2017	$51	$-	$51	$(51)	$-	$-
December 31, 2016	9	-	9	(9)	-	-
March 31, 2016	$66	$-	$66	$(66)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of March 31, 2017, December 31, 2016 and March 31, 2016:

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$130,869	$-	$(879)	$129,990
Closed-end funds	64,589	20,600	(66)	85,123
Mutual funds	4,593	1,829	-	6,422
Total available for sale securities	$200,051	$22,429	$(945)	$221,535

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(14,299)	$135,701
Closed-end funds	62,890	17,760	-	80,650
Mutual funds	4,602	1,542	-	6,144
Total available for sale securities	$217,492	$19,302	$(14,299)	$222,495

	March 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$12,807	$-	$162,807
Closed-end funds	60,865	11,828	(3,641)	69,052
Mutual funds	2,468	1,749	-	4,217
Total available for sale securities	$213,333	$26,384	$(3,641)	$236,076

Changes in net unrealized gains, net of taxes, for the three months ended March 31, 2017 and March 31, 2016 of $10.6 million and $15.5 million in gains, respectively, have been included in other comprehensive income, a component of equity, at March 31, 2017 and March 31, 2016.  Return of capital on available for sale securities was $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and March 31, 2016, there were no proceeds from the sales of investments available for sale and no gross gains on the sale of investments available for sale. There were no losses on the sale of investments available for sale for the three months ended March 31, 2017 or March 31, 2016.  The cost basis of a security sold is determined using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	March 31, 2017			December 31, 2016			March 31, 2016
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Common stocks	$130,869	$(879)	$129,990	$150,000	$(14,299)	$135,701	$-	$-	$-
Closed-end funds	1,864	(66)	1,798	-	-	-	39,413	(3,641)	35,772
Total available for sale securities	$132,733	$(945)	$131,788	$150,000	$(14,299)	$135,701	$39,413	$(3,641)	$35,772

At March 31, 2017, there were two holdings in loss positions that were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations. In these specific instances, one of the investments at March 31, 2017 was a closed-end fund with diversified holdings across multiple companies and across multiple industries. This holding was impaired for three months at March 31, 2017. The second holding was in GAMCO common stock that was recognized as having an “other than temporary impairment” during the quarter, but which has subsequently had further unrealized losses that were not deemed to be other-than-temporarily impaired at March 31, 2017. The value of these holdings at March 31, 2017 was $131.8 million. If these holdings were to continue to be impaired, we may need to record impairment in a future period on the condensed consolidated statement of income for the amount of unrealized loss, which at March 31, 2017 was $0.9 million.

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

For the three months ended March 31, 2017, there was a $19.1 million loss on an AFS security deemed to be other than temporary. This “other than temporary loss” was on the GAMCO shares.  The magnitude and persistence of this loss resulted in the “other than temporary” designation.   There were no “other than temporary losses” recognized on AFS securities for the three months ended March 31, 2016.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of March 31, 2017, December 31, 2016 and March 31, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  Note that the FASB issued new guidance effective for the Company’s first quarter of 2016 amending the current disclosure requirements for investments in certain entities that calculate net asset value per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient to be removed from the fair value hierarchy.  Instead, those investment amounts are provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the condensed consolidated statements of financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2017
Cash equivalents	$307,640	$-	$-	$-	$-	$307,640
Investments in partnerships	-	-	-	126,187	3,871	130,058
Investments in securities (including GBL stock):
AFS - Common stocks	129,990	-	-	-	-	129,990
AFS - Mutual funds	511	-	-	-	-	511
Trading - Gov't obligations	99,820	-	-	-	-	99,820
Trading - Common stocks	85,308	-	494	-	-	85,802
Trading - Mutual funds	3,333	-	-	-	-	3,333
Trading - Other	3,102	102	450	-	-	3,654
Total investments in securities	322,064	102	944	-	-	323,110
Investments in affiliated registered investment companies:
AFS - Closed-end funds	85,123	-	-	-	-	85,123
AFS - Mutual funds	5,911	-	-	-	-	5,911
Trading - Mutual funds	45,250	-	-	-	-	45,250
Total investments in affiliated
registered investment companies	136,284	-	-	-	-	136,284
Total investments	458,348	102	944	126,187	3,871	589,452
Total assets at fair value	$765,988	$102	$944	$126,187	$3,871	$897,092
Liabilities
Trading - Common stocks	$7,467	$-	$-	$-	$-	$7,467
Trading - Other	-	52	-	-	-	52
Securities sold, not yet purchased	$7,467	$52	$-	$-	$-	$7,519

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$314,082	$-	$-	$-	$-	$314,082
Investments in partnerships	-	-	-	125,527	3,871	129,398
Investments in securities (including GBL stock):
AFS - Common stocks	135,701	-	-	-	-	135,701
AFS - Mutual funds	500	-	-	-	-	500
Trading - Gov't obligations	119,823	-	-	-	-	119,823
Trading - Common stocks	81,696	1	461	-	-	82,158
Trading - Mutual funds	3,143	-	-	-	-	3,143
Trading - Other	1,062	127	283	-	-	1,472
Total investments in securities	341,925	128	744	-	-	342,797
Investments in affiliated registered investment companies:
AFS - Closed-end funds	80,650	-	-	-	-	80,650
AFS - Mutual funds	5,644	-	-	-	-	5,644
Trading - Mutual funds	45,351	-	-	-	-	45,351
Total investments in affiliated
registered investment companies	131,645	-	-	-	-	131,645
Total investments	473,570	128	744	125,527	3,871	603,840
Total assets at fair value	$787,652	$128	$744	$125,527	$3,871	$917,922
Liabilities
Trading - Common stocks	$9,947	$-	$-	$-	$-	$9,947
Trading - Other	-	37	-	-	-	37
Securities sold, not yet purchased	$9,947	$37	$-	$-	$-	$9,984

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	March 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$203,231	$-	$-	$-	$-	$203,231
Investments in partnerships	-	-	-	109,552	3,595	113,147
Investments in securities (including GBL stock):
AFS - Common stocks	162,807	-	-	-	-	162,807
AFS - Mutual funds	1,151	-	-	-	-	1,151
Trading - Gov't obligations	99,964	-	-	-	-	99,964
Trading - Common stocks	79,065	-	506	-	-	79,571
Trading - Mutual funds	3,215	-	-	-	-	3,215
Trading - Other	428	185	305	-	-	918
Total investments in securities	346,630	185	811	-	-	347,626
Investments in affiliated registered investment companies:
AFS - Closed-end funds	69,052	-	-	-	-	69,052
AFS - Mutual funds	3,066	-	-	-	-	3,066
Trading - Mutual funds	43,798	-	-	-	-	43,798
Total investments in affiliated
registered investment companies	115,916	-	-	-	-	115,916
Total investments	462,546	185	811	109,552	3,595	576,689
Total assets at fair value	$665,777	$185	$811	$109,552	$3,595	$779,920
Liabilities
Trading - Common stocks	$7,947	$-	$-	$-	$-	$7,947
Trading - Other	-	67	-	-	-	67
Securities sold, not yet purchased	$7,947	$67	$-	$-	$-	$8,014

(a)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2017 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers	March
	2016	(Losses) in Income		Other	Unrealized			In and/or	31, 2017
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common
stocks	$461	$33	$-	$-	$33	$-	$-	$-	$494
Trading - Other	283	-	-	-	-	167	-	-	450
Total	$744	$33	$-	$-	$33	167	$-	$-	$944

There were no transfers between any Levels during the three months ended March 31, 2017.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers	March
	2015	(Losses) in Income		Other	Unrealized			In and/or	31, 2016
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial instruments owned:
Trading - Common
stocks	$508	$(2)	$-	$-	$(2)	$-	$-	$-	$506
Trading - Other	305	-	-	-	-	-	-	-	305
Total	$813	$(2)	$-	$-	$(2)	$-	$-	$-	$811

There were no transfers between any Levels during the three months ended March 31, 2016.

D. Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $112.4 million, $112.3 million and $96.8 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”). We also have investments in unaffiliated entities of $17.6 million, $17.1 million and $16.3 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively (the “unaffiliated entities”).  On a quarterly basis, we evaluate each entity for the appropriate accounting treatment and disclosure. In February 2015, the FASB issued an accounting update amending the consolidation requirements under GAAP.  This guidance was effective for the Company beginning January 1, 2016.  Based on the new consolidation guidance, we have determined that two of the affiliated entities, and none of the unaffiliated entities, are required to be consolidated in our condensed consolidated financial statements in the quarter ended March 31, 2017.

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

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds:

Entities consolidated	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2015	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	1	-	-	-	1	-
Deconsolidated entities	(1)	(1)	-	(2)	(1)	-	(2)	(3)
Entities consolidated at March 31, 2016	-	1	1	-	-	-	1	1
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2016	-	1	1	-	-	-	1	1
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at March 31, 2017	-	1	1	-	-	-	1	1

At and for the three months ended March 31, 2017 and March 31, 2016, one CFF VOE is consolidated, as the Company owns a majority of the interests in the CFF.  At and for the three months ended March 31, 2017 and March 31, 2016, one Partnership VIE is consolidated, as it is a VIE because the unaffiliated partners or shareholders lack substantive kick-out rights and the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	March 31, 2017
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$8,195	$-	$-	$-	$-	$8,195
Equity Method	-	31,982	72,263	6,873	10,745	121,863

Total	$8,195	$31,982	$72,263	$6,873	$10,745	$130,058

	December 31, 2016
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$8,343	$-	$-	$-	$-	$8,343
Equity Method	-	33,202	70,745	6,761	10,347	121,055

Total	$8,343	$33,202	$70,745	$6,761	$10,347	$129,398

	March 31, 2016
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$7,581	$-	$-	$-	$-	$7,581
Equity Method	-	36,168	53,099	8,007	8,292	105,566

Total	$7,581	$36,168	$53,099	$8,007	$8,292	$113,147

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	March 31, 2017
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$307,505	$-	$146	$-	$307,651
Investments in securities (including GBL stock)	316,424	-	6,686	-	323,110
Investments in affiliated investment companies	136,284	-	-	-	136,284
Investments in partnerships	135,129	3,764	(8,835)	-	130,058
Receivable from brokers	9,666	-	2,355	-	12,021
Investment advisory fees receivable	1,361	(5)	(7)	-	1,349
Other assets	7,160	-	-	-	7,160
Total assets	$913,529	$3,759	$345	$-	$917,633
Liabilities and equity
Securities sold, not yet purchased	$7,519	$-	$-	$-	$7,519
Accrued expenses and other liabilities	24,179	19	35	-	24,233
Redeemable noncontrolling interests	-	3,740	310	-	4,050
Total equity	881,831	-	-	-	881,831
Total liabilities and equity	$913,529	$3,759	$345	$-	$917,633

	December 31, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$313,785	$-	$308	$-	$314,093
Investments in securities (including GBL stock)	336,459	-	6,338	-	342,797
Investments in affiliated investment companies	131,645	-	-	-	131,645
Investments in partnerships	133,794	3,964	(8,360)	-	129,398
Receivable from brokers	10,542	-	2,046	-	12,588
Investment advisory fees receivable	9,800	(8)	(8)	-	9,784
Other assets	12,298	-	-	-	12,298
Total assets	$948,323	$3,956	$324	$-	$952,603
Liabilities and equity
Securities sold, not yet purchased	$9,984	$-	$-	$-	$9,984
Accrued expenses and other liabilities	64,317	13	37	-	64,367
Redeemable noncontrolling interests	-	3,943	287	-	4,230
Total equity	874,022	-	-	-	874,022
Total liabilities and equity	$948,323	$3,956	$324	$-	$952,603

	March 31, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$203,204	$-	$35	$-	$203,239
Investments in securities	341,730	-	5,896	-	347,626
Investments in affiliated investment companies	115,916	-	-	-	115,916
Investments in partnerships	117,589	3,487	(7,929)	-	113,147
Receivable from brokers	20,958	-	2,320	-	23,278
Investment advisory fees receivable	1,471	(4)	(4)	-	1,463
Other assets	8,031	-	-	-	8,031
Total assets	$808,899	$3,483	$318	$-	$812,700
Liabilities and equity
Securities sold, not yet purchased	$8,014	$-	$-	$-	$8,014
Accrued expenses and other liabilities	36,618	16	33	-	36,667
Redeemable noncontrolling interests	-	3,467	285	-	3,752
Total equity	764,267	-	-	-	764,267
Total liabilities and equity	$808,899	$3,483	$318	$-	$812,700

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended March 31, 2017
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$4,993	$(5)	$(1)	$-	$4,987
Total expenses	9,277	32	10	-	9,319
Operating loss	(4,284)	(37)	(11)	-	(4,332)
Total other income/(expense), net	(17,218)	75	34	-	(17,109)
Income/(loss) before income taxes	(21,502)	38	23	-	(21,441)
Income tax provision	(8,424)	-	-	-	(8,424)
Net income/(loss)	(13,078)	38	23	-	(13,017)
Net income attributable to noncontrolling interests	-	38	23	-	61
Net loss attributable to AC Group	$(13,078)	$-	$-	$-	$(13,078)

	Three Months Ended March 31, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$4,522	$(4)	$(1)	$-	$4,517
Total expenses	8,985	33	14	-	9,032
Operating loss	(4,463)	(37)	(15)	-	(4,515)
Total other income/(expense), net	6,638	93	(8)	-	6,723
Income/(loss) before income taxes	2,175	56	(23)	-	2,208
Income tax provision	661	-	-	-	661
Net income/(loss)	1,514	56	(23)	-	1,547
Net income/(loss) attributable to noncontrolling interests	(79)	56	(23)	-	(46)
Net income attributable to AC Group	$1,593	$-	$-	$-	$1,593

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager. At March 31, 2017, December 31, 2016 and March 31, 2016 we consolidated the only VIE. We consolidated VIEs where we are the primary beneficiary. The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.

The assets of the VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as AC Group’s net interest in the VIE.  There is one VIE consolidated at  March 31, 2017, December 31, 2016 and March 31, 2016:

	March 31,	December 31,	March 31,
	2017	2016	2016
(In thousands)
Cash and cash equivalents	$146	$308	$35
Investments in securities	6,686	6,338	5,896
Receivable from broker	2,355	2,046	2,320
Other assets	(7)	(8)	(4)
Accrued expenses and other liabilities	(35)	(37)	(33)
Redeemable noncontrolling interests	(310)	(287)	(285)
AC Group's net interests in consolidated VIE	$8,835	$8,360	$7,929

E. Income Taxes

The effective tax rate ("ETR") for the three months ended March 31, 2017 and March 31, 2016 was 39.3% and 29.9%, respectively. The differences in ETR primarily reflect the benefit of the dividends received deduction and appreciated donated securities in the first quarter of 2017 compared to the benefit of dividends received deduction in the first quarter of 2016 relative to the respective period’s net income/(loss) versus the standard corporate tax rate of 34%.

ASU 2016-09, which was issued in March 2016 and became effective for interim and annual reporting periods beginning after December 15, 2016, simplifies several aspects of accounting for employee share-based payment transactions. Upon adoption of ASU 2016-09 on January 1, 2017, our accounting for excess tax benefits has changed and we have adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital.

F. Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of restricted stock awards.

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(13,078)	$1,593
Weighted average shares outstanding	23,829	24,863
Basic net income/(loss) attributable to Associated Capital Group, Inc.'s
shareholders per share	$(0.55)	$0.06
Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(13,078)	$1,593

Weighted average share outstanding	23,829	24,863
Dilutive restricted stock awards	-	314
Total	23,829	25,177
Diluted net income/(loss) attributable to Associated Capital Group, Inc.'s
shareholders per share	$(0.55)	$0.06

Diluted weighted average shares outstanding for the first quarter 2017 exclude potential restricted stock awards as we have a net loss for that period and their inclusion would be anti-dilutive.

G. Stockholders’ Equity

Shares outstanding were 24.2 million, 24.3 million and 25.4 million on March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

Dividends

During three months ended March 31, 2017 and 2016, the Company declared dividends of $0.00 and $0.10 per share to class A and class B shareholders, respectively.

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

On November 30, 2015, in connection with the spin-off of the Company from GAMCO on a one for one basis, the Company issued 554,100 AC RSA shares to employees who held 554,100 GAMCO RSA shares.  As of March 31, 2017, December 31, 2016 and March 31, 2016, there were 420,240 RSA shares, 424,340 RSA shares and 553,100 RSA shares outstanding, respectively, that were previously issued at an average weighted GAMCO grant price of $65.59, $65.74 and $64.02, respectively.  These RSA grants occurred prior to the spin-off of Associated Capital.  On November 30, 2015, pursuant to the spin-off, all RSA grant holders received shares of Associated Capital’s Class A common stock as a result of their ownership of their GAMCO unvested RSAs (one share of Associated Capital for each share of GBL).  All grants of the RSA shares were recommended by the Company's Chairman, who did not receive any RSAs, and approved by the Compensation Committee of the Board of Directors (the "Compensation Committee").  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

For the three months ended March 31, 2017 and March 31, 2016, we recognized stock-based compensation expense of $0.4 million and $0.6 million, respectively.  Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2016 through December 31, 2024 (based on awards currently issued or granted) is as follows (in thousands):

	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$644	$444	$297	$239	$127	$80	$52	$27	$5
Q2	644	446	287	239	113	80	52	27	5
Q3	727	399	259	216	93	63	37	14	3
Q4	449	351	239	200	80	52	27	5	-
Full Year	$2,464	$1,640	$1,082	$894	$413	$275	$168	$73	$13

The total compensation cost related to non-vested RSAs not yet recognized is approximately $4.1 million as of March 31, 2017.

H. Goodwill and Identifiable Intangible Assets

At March 31, 2017, $3.4 million of goodwill related to Gabelli & Company Investment Advisers, Inc. is separately disclosed on the condensed consolidated statements of financial condition. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended March 31, 2017 or March 31, 2016, and as such there was no impairment analysis performed or charge recorded.

I. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2017.

The Company indemnifies the clearing brokers of G.research, LLC, our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At March 31, 2017, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

J. Shareholder-Designated Contribution Plan

During 2016, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty-five cents per share based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  On February 8, 2017, the Company announced it had again adopted a Shareholder Designated Charitable Contribution program for all registered Class A and Class B shareholders. The Company recorded a cost of $4.9 million related to this contribution which was included in shareholder-designated contribution in the condensed consolidated statements of income.

K. Contractual Obligations

In June 2016, AC entered into a sublease agreement with GAMCO effective from April 1, 2016 through March 31, 2017.  The Company renewed the sublease agreement with GAMCO in March 2017 which extended the lease through March 31, 2018.  Future minimum lease commitment under this operating lease as of March 31, 2017 is as follows:

(In thousands)
2017	$282
2018	94
Total	$376

L. Subsequent Events

From April 1, 2017 to May 2, 2017, the Company repurchased 26,909 shares at $33.88 per share.

On May 1, 2017, GAMCO prepaid an additional $10 million of the GAMCO Note, reducing the principal outstanding to $80 million.

In addition, the Board of Directors declared a $0.10 dividend per share payable on July 11, 2017 to its shareholders of record on June 27, 2017.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited Financial Statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's audited annual financial statements included in our Form 10-K filed with the SEC on March 14, 2017 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

Overview
We are a Delaware corporation that operates alternative investment management vehicles, provides institutional research services and manages certain cash and other assets.
On November 30, 2015, GAMCO Investors, Inc. ("GAMCO") distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GCIA”) and certain cash and other assets to AC Group. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GCIA and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.  GCIA is now a wholly owned subsidiary of AC.
We operate our institutional research services operations through G.research, LLC ("G.research") doing business as “Gabelli & Company”, a wholly owned subsidiary of Institutional Services Holdings, LLC which in turn is a wholly owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Through G.research, we provide institutional research services as well as act as an underwriter. G.research is regulated by the Financial Industry Regulatory Authority ("FINRA"). G.research's revenues are derived primarily from institutional research services.
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
AC has received principal repayments totaling $160 million on the GAMCO Note, of which $10 million was received during the first quarter of 2017.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $50 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $90 million principal amount outstanding, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.
As part of the spin-off from GAMCO, on November 27, 2015 GCIA purchased from GAMCO 4,393,055 shares of GAMCO class A common stock at a price of $34.1448 per share, based on the average of the volume weighted average price for GAMCO class A stock on an “ex-Distribution” basis from November 9, 2015 through and including November 27, 2015.  GCIA paid for the purchase by issuing a note to GAMCO in the principal amount of $150.0 million (the “GCIA Note”).  The GCIA Note was then contributed by GAMCO to AC and GCIA became a majority-owned subsidiary of AC on November 30, 2015 in connection with the completion of the spin-off. GCIA is a wholly owned subsidiary of AC.

Organizational Chart

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

Other income and expenses include net gains from investments (which include both realized and unrealized gains and losses from trading securities and equity in earnings of investments in partnerships), interest and dividend income, and interest expense.  Net gains  (losses) from investments are derived from our proprietary investment portfolio consisting of various public and private investments.

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

Consolidated Statement of Financial Condition

We ended the first quarter 2017 with approximately $890 million in cash and investments, net of securities sold, not yet purchased of $8 million. This includes $407 million of cash and short term US treasuries; $217 million of securities, net, including 4.4 million shares of GAMCO stock; and $266 million invested in affiliated and third party funds and partnerships. Our financial resources underpin our flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.

Total shareholders’ equity was $882 million or $36.37 per share at March 31, 2017 compared to $874 million or $36.04 per share on December 31, 2016.  The increase in equity from the end of 2016 is driven primarily by a $10 million prepayment of the GAMCO Note.

Adjusted Economic book value – a Non-GAAP measure

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

AC has received principal repayments totaling $160 million on the GAMCO Note, of which $10 million was received during the first quarter of 2017.  A prepayment of $50 million was applied against the principal amount due on November 30, 2016, $50 million against the principal amount due on November 30, 2017, $30 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $90 million principal amount outstanding, $20 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

At March 31, 2017, December 31, 2016 and March 31, 2016, AEBV for the Company was $972 million, $974 million and $1.014 billion, respectively, and the AEBV per diluted share was $40.08, $40.16 and $40.01, respectively, calculated as follows:

Reconciliation of Total Equity to Adjusted Economic Book Value

	March 31, 2017		December 31, 2016		March 31, 2016
	Total	Per Share	Total	Per Share	Total	Per Share
Total equity as reported	$881,831	$36.37	$874,022	$36.04	$764,267	$30.15
Add: GAMCO Note	90,000	3.71	100,000	4.12	250,000	9.86
Adjusted Economic book value	$971,831	$40.08	$974,022	$40.16	$1,014,267	$40.01

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared To Three Months Ended March 31, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$2,401	$2,068
Institutional research services	2,582	2,438
Other	4	11
Total revenues	4,987	4,517
Expenses
Compensation	6,783	6,312
Management fee	-	274
Stock based compensation	444	644
Other operating expenses	2,092	1,802
Total expenses	9,319	9,032
Operating loss	(4,332)	(4,515)
Other income (expense)
Net gain/(loss) from trading securities	(14,401)	3,709
Interest and dividend income	2,257	3,434
Interest expense	(70)	(420)
Shareholder-designated contribution	(4,895)	-
Total other income/(expense), net	(17,109)	6,723
Income/(loss) before income taxes	(21,441)	2,208
Income tax provision	(8,424)	661
Net income/(loss)	(13,017)	1,547
Net income/(loss) attributable to noncontrolling interests	61	(46)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(13,078)	$1,593

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$(0.55)	$0.06
Diluted	$(0.55)	$0.06

Overview

First quarter operating revenues increased to $5.0 million from $4.5 million in the year ago quarter, primarily due to higher fees on assets under management.

However, earnings were crimped by a $23.8 million negative swing in our first quarter investment and other non-operating income/(loss), with a $17.1 million loss in the first quarter of 2017 versus a $6.7 million gain in the first quarter 2016.

This unfavorable swing is mostly traceable to two items: (a) a non-cash mark-to-market loss (since inception) of $19.1 million on shares of GAMCO that was recognized entirely through net income in the first quarter of 2017, and (b) an expense of $4.9 million for AC’s second Shareholder Designated Charitable Contribution Program.

These two items plus our net operating loss resulted in a net loss of $13.1 million, or $0.55 per diluted share, compared to net income of $1.6 million, or $0.06 per diluted share in the first quarter of 2016.

Revenues

Total revenues were $5.0 million for the quarter ended March 31, 2017, $0.5 million, or 11.1%, higher than total revenues of $4.5 million for the quarter ended March 31, 2016.

Investment advisory income is directly influenced by the level and mix of average AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $2.4 million for the 2017 quarter compared to $2.1 million for the prior year quarter, an increase of $0.3 million.  This increase is due to the increase in AUM to $1.349 billion in the first quarter of 2017 from $1.128 billion in the first quarter of 2016.  Incentive fees are not recognized until the measurement period ends or at the time of an investor redemption and the fee is crystalized (typically in the fourth quarter, based on results for the calendar year).  If the measurement period had instead ended on March 31, we would have recognized $0.04 million and $3.0 million for the quarters ended March 31, 2017 and 2016, respectively.  Institutional research services revenues in the current year’s first quarter was increased to $2.6 million, $0.2 million higher than the prior year’s period of $2.4 million primarily due to renegotiation of the research services fee agreements with affiliates.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $6.8 million for the quarter ended March 31, 2017, versus $6.3 million for the quarter ended March 31, 2016.  Fixed compensation costs, which include salaries and benefits, were $4.0 million for the first quarter 2017 in line with the 2016 period.  Discretionary bonus accruals were $0.9 in the first quarter of 2017 and 2016.  The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios.  Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the three months ended March 31, 2017 and 2016, stock based compensation was $0.4 million and $0.6 million, respectively.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  In the first quarter of 2017 and 2016, AC recorded management fee expense of $0 and $0.3 million, respectively.

Other operating expenses were $2.1 million during the first quarter of 2017 compared to $1.8 million in prior year first quarter, an increase of $0.3 million due to small increases across various expense categories.

Other

Net gain/(loss) from investments is directly related to the performance of our proprietary investment portfolio.  Investment losses were $14.4 million in the 2017 quarter primarily due to a mark-to-market loss of $19.1 million on our shares of GAMCO recognized through net income in the 2017 period. Absent the GAMCO loss, we had a $4.7 million gain on our investments in the first quarter of 2017 versus a gain of $3.7 million in the comparable 2016 quarter.

Interest and dividend income decreased to $2.3 million in the 2017 quarter from $3.4 million in the 2016 quarter due to interest earned on the initial principal amount of the GAMCO Note in the prior year.  Interest expense decreased to $0.1 million in the first quarter of 2017 from $0.4 million in the prior year’s period.

During 2016, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty-five cents per share based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  On February 8, 2017, the Company announced it had again adopted a Shareholder Designated Charitable Contribution program for all registered Class A and Class B shareholders. The Company recorded a cost of $4.9 million related to this contribution which was included in shareholder-designated contribution in the condensed consolidated statements of income.

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

Assets under management (“AUM”) were $1.349 billion as of March 31, 2017, an increase of 6.1% from AUM of $1.272 billion at December 31, 2016 and increased 19.6% from the March 31, 2016 AUM of $1.128 billion.  The increases were attributable both to market appreciation and increased investments, net of redemptions, by investors.

Table I: Fund Flows - 1st  Quarter 2017

		Market
	December 31,	appreciation/	Net cash	March 31,
	2016	(depreciation)	flows	2017

Event Merger Arbitrage	$1,076	$-	$68	$1,144
Event-Driven Value	133	3	5	141
Other	63	1	-	64
Total AUM	$1,272	$4	$73	$1,349

Table II: Assets Under Management by Quarter

				% Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2017	2016	2016	2016	2016

Event Merger Arbitrage	$1,144	$1,076	$924	6.3	23.8
Event-Driven Value	141	133	143	6.0	(1.4)
Other	64	63	61	1.6	4.9
Total AUM	$1,349	$1,272	$1,128	6.1	19.6

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

Summary cash flow data is as follows:

	Three months ended
	March 31,
	2017	2016
Cash flows provided by (used in):	(in thousands)
Operating activities	$(14,418)	$75
Investing activities	(1,657)	44
Financing activities	9,633	(2,628)
Net decrease	(6,442)	(2,509)
Cash and cash equivalents at beginning of period	314,093	205,750
Decrease in cash from deconsolidation	-	(2)
Cash and cash equivalents at end of period	$307,651	$203,239

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to their investment performance. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements as we build out our operating businesses.  At March 31, 2017, we had total cash and cash equivalents of $307.7 million and $203.2 million in investments.  Cash and cash equivalents of $0.1 million and investments in securities of $6.7 million held by a consolidated investment partnership may not be readily available for the Company to access.

For the three months ended March 31, 2017, cash used in operating activities was $14.4 million. In the first three months of 2017, our sources of cash included a $42.1 million increase in payable to brokers, an other than temporary loss on available for sale securities of $19.1 million, a $12.7 million reduction in contributions to partnerships, $5.0 million from a decrease in investment advisory fees receivable and a $4.5 million decrease in other assets.  Cash uses included a $32.0 million increase in receivable from brokers, decreased accrued expenses and other liabilities of $29.0 million, a decline in net income/(loss) of $14.6 million, $7.4 million decrease for income taxes payables and deferred tax liabilities, $6.7 million of decreases in distributions from partnerships, $5.7 million from a decrease in compensation payable, and a $4.0 million increase in receivable from affiliates.  Cash used in investing activities, related to purchases and return of capital of available for sale securities, was $1.7 million in the first three months of 2017.  Cash provided by financing activities in the first three months of 2017 was $9.6 million primarily due to $10.0 million of proceeds from payment of GBL 4% PIK Note.

For the three months ended March 31, 2016, cash provided by operating activities was $0.1 million.  Cash provided by investing activities, related to purchases and return of capital of available for sale securities, was $0.044 million in the first three months of 2016.  Cash used in financing activities in the first three months of 2016 was $2.6 million.

G.research is subject to certain net capital requirements.   G.research computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at March 31, 2017.  At March 31, 2017, G.research had net capital, as defined, of approximately $12.2 million, exceeding the regulatory requirement by approximately $12.0 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent it engages in other business activities.

Market Risk

Our primary market risk exposure is to changes in equity prices and interest rates.  Since a majority of our AUM are equities, our financial results are subject to equity market risk as revenues from our investment management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

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

Equity Price Risk

The Company earns substantially all of its revenue as advisory from investment partnership and separate account assets.  Such fees represent a percentage of AUM, and the majority of these assets are in equity investments.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in equity markets overall will have a corresponding effect on the Company's revenues.

With respect to our proprietary investment activities, included in investments in securities (including GBL stock) of $323.1 million and $342.8 million and investments in affiliated registered investment companies of $136.3 million and $131.6 at March 31, 2017 and December 31, 2016, respectively, were investments in United States Treasury Bills of $99.8 million and $119.8 million, open-end funds and closed-end funds, largely invested in equity products, of $140.1 million and $135.2 million, a selection of common and preferred stocks totaling $215.8 million and $217.9 million, and other investments of approximately $3.7 million and $1.5 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $215.8 million and $217.9 million invested in common and preferred stocks at March 31, 2017 and December 31, 2016, respectively, $130.0 million and $135.7 million represented our investment in GBL, and $33.4 million and $31.0 million was invested by the Company in risk arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with risk arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  Of the investments in affiliated registered investment companies of $136.3 million and $131.6 at March 31, 2017 and December 31, 2016, respectively, $56.4 million and $56.4 million consisted of investment companies which invest in risk arbitrage opportunities.  At March 31, 2017 and December 31, 2016, the fair value of securities sold, not yet purchased was $7.5 million and $10.0 million, respectively.  Investments in partnerships totaled $130.1 million and $129.4 million at March 31, 2017 and December 31, 2016, respectively, $91.8 million and $91.8 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2017 and December 31, 2016.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At March 31, 2017:
Equity price sensitive investments, at fair value	$308,125	$277,313	$338,938
At December 31, 2016:
Equity price sensitive investments, at fair value	$304,836	$274,352	$335,320

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on March 31, 2017, cash and cash equivalent balance of $307.7 million, a 1% increase in interest rates would increase our interest income by $3.1 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.57% annually, an analysis of a 1% decrease is not meaningful.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AC’s 2016 Annual Report on Form 10-K filed with the SEC on March 14, 2017 for details on Critical Accounting Policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, AC is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our investment partnerships and separate accounts as well as our proprietary investment and trading activities.  At March 31, 2017, we had equity investments, including open-end funds and closed-end funds largely invested in equity products, of $359.6 million.  Investments in open-end funds and closed-end funds, $140.1 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $130.1 million, of which $91.8 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain/(loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of the date of March 31, 2017, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended March 31, 2017:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet be
	Shares	Shares, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
1/01/17 - 1/31/17	3,762	$33.45	3,762	82,651
2/01/17 - 2/28/17	-	-	-	500,000
3/01/17 - 3/31/17	-	-	-	500,000
Totals	3,762	$33.45	3,762

On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares.

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Patrick Dennis
Name: Patrick Dennis
Title: Chief Financial Officer

Date: May 2, 2017