Form 10-Q
period 2017-06-30
Associated Capital Group, Inc.
filed 2017-08-04
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer", "accelerated filer", "smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2017
Class A Common Stock, .001 par value	4,668,534
Class B Common Stock, .001 par value	19,195,649

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Condition:
- June 30, 2017
- December 31, 2016
- June 30, 2016

Condensed Consolidated Statements of Income:
- Three months ended June 30, 2017 and 2016
- Six months ended June 30, 2017 and 2016

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended June 30, 2017 and 2016
- Six months ended June 30, 2017 and 2016

Condensed Consolidated Statements of Equity:
- Six months ended June 30, 2017 and 2016

Condensed Consolidated Statements of Cash Flows:
- Six months ended June 30, 2017 and 2016

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

SIGNATURES

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2017	2016	2016
ASSETS
Cash and cash equivalents	$319,528	$314,093	$194,726
Investments in securities	175,128	207,096	191,937
Investment in GBL stock (4,393,055 shares)	130,034	135,701	143,960
Investments in affiliated registered investment companies	140,690	131,645	117,768
Investments in partnerships	129,823	129,398	120,855
Receivable from brokers	12,592	12,588	21,269
Investment advisory fees receivable	1,436	9,784	1,562
Receivable from affiliates	2,454	1,523	6,064
Goodwill	3,422	3,422	3,422
Other assets	11,730	7,353	1,364
Total assets	$926,837	$952,603	$802,927

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$10,121	$2,396	$18,972
Income taxes payable and deferred tax liabilities	3,499	6,978	6,091
Compensation payable	7,665	17,676	6,012
Securities sold, not yet purchased	9,101	9,984	6,570
Payable to affiliates	523	1,455	362
Accrued expenses and other liabilities	4,923	35,862	6,007
Total liabilities	35,832	74,351	44,014

Redeemable noncontrolling interests	4,085	4,230	3,929

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,396,523, 6,398,580 and 6,404,480 shares issued, respectively; 4,701,925, 5,058,648 and 6,260,852 shares outstanding,
respectively	6	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued;
19,195,649, 19,196,792 and 19,196,792 shares outstanding, respectively	19	19	19
Additional paid-in capital	1,007,990	1,007,027	1,005,150
Retained earnings	(1,155)	7,327	2,150
GBL 4% PIK Note	(80,000)	(100,000)	(250,000)
Accumulated comprehensive income	13,832	1,317	1,703
Treasury stock, at cost (1,694,598, 1,339,932 and 143,628 shares, respectively)	(53,772)	(41,674)	(4,044)
Total Associated Capital Group, Inc. equity	886,920	874,022	754,984
Total liabilities and equity	$926,837	$952,603	$802,927

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Investment advisory and incentive fees	$2,330	$2,224	$4,731	$4,292
Institutional research services	2,751	2,672	5,333	5,110
Other	14	68	18	79
Total revenues	5,095	4,964	10,082	9,481
Expenses
Compensation	6,421	5,441	13,204	11,753
Management fee	-	151	-	425
Stock based compensation	2,920	644	3,364	1,288
Other operating expenses	2,207	2,080	4,299	3,882
Total expenses	11,548	8,316	20,867	17,348

Operating loss	(6,453)	(3,352)	(10,785)	(7,867)
Other income (expense)
Net gain/(loss) from investments	8,149	1,495	(6,252)	5,204
Interest and dividend income	2,691	3,495	4,948	6,929
Interest expense	(71)	(68)	(141)	(488)
Shareholder-designated contribution	-	-	(4,895)	-
Total other income/(expense), net	10,769	4,922	(6,340)	11,645
Income/(loss) before income taxes	4,316	1,570	(17,125)	3,778
Income tax provision	(310)	305	(8,734)	966
Net income/(loss)	4,626	1,265	(8,391)	2,812
Net income attributable to noncontrolling interests	30	246	91	200
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$4,596	$1,019	$(8,482)	$2,612

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.19	$0.04	$(0.36)	$0.11

Diluted	$0.19	$0.04	$(0.36)	$0.10

Weighted average shares outstanding:
Basic	23,808	24,854	23,818	24,859

Diluted	24,041	25,189	23,818	25,181

Dividends declared:	$0.10	$-	$0.10	$0.10

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income/(loss)	$4,626	$1,265	$(8,391)	$2,812
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available for sale (a)	1,946	(10,990)	12,515	4,524
Other comprehensive income/(loss)	1,946	(10,990)	12,515	4,524

Comprehensive income/(loss)	6,572	(9,725)	4,124	7,336
Less: Comprehensive income attributable to noncontrolling interests	30	486	91	1,164

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$6,542	$(10,211)	$4,033	$6,172

(a)	Net of income tax expense/(benefit) of $1,095, ($6,181), $7,040 and $2,545, respectively.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2017

	Associated Capital Group, Inc. shareholders
			Additional		Accumulated			Redeemable
	Common	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2016	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	(236)
Contributions from redeemable
noncontrolling interests
Net income (loss)	-	(8,482)	-	-	-	-	(8,482)	91
Net unrealized gains on
securities available for sale,
net of income tax expense $168	-	-	-	-	298	-	298	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax expense ($6,872)	-	-	-	-	12,217	-	12,217	-
Dividends declared ($0.10 per share)	-	-	(2,401)	-	-	-	(2,401)	-
Stock based compensation
expense	-	-	3,364	-	-	-	3,364	-
Proceeds from payment of
GBL 4% PIK Note	-	-	-	20,000	-	-	20,000	-
Purchase of treasury stock	-	-	-	-	-	(12,098)	(12,098)	-
Balance at June 30, 2017	$25	$(1,155)	$1,007,990	$(80,000)	$13,832	$(53,772)	$886,920	$4,085

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Six Months Ended June 30, 2016

		Associated Capital Group, Inc. shareholders
				Additional		Accumulated			Redeemable
	Noncontrolling	Common	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2015	$2,353	$25	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-	(244)
Deconsolidation of an offshore
fund	-	-	-	-	-	-	-	-	(1,811)
Net income (loss)	(46)	-	2,612	-	-	-	-	2,566	246
Net unrealized gains on
securities available for sale,
net of income tax benefit ($2,545)	964	-	-	-	-	3,592	-	4,556	-
Amounts reclassified from
accumulated other comprehensive
income, net of income tax ($18)	-	-	-	-	-	(32)	-	(32)	-
Noncontrolling minority interest	(3,271)	-	-	4,862	-	-	-	1,591	-
Dividends declared ($.10 per share)	-	-	(2,534)	-	-	-	-	(2,534)	-
Stock based compensation
expense	-	-	-	1,288	-	-	-	1,288	-
Purchase of treasury stock	-	-	-	-	-	-	(4,000)	(4,000)	-
Balance at June 30, 2016	$-	$25	$2,150	$1,005,150	$(250,000)	$1,703	$(4,044)	$754,984	$3,929

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net income/(loss)	$(8,391)	$2,812
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in net gains from partnerships	(4,690)	(3,272)
Depreciation and amortization	8	9
Stock based compensation expense	3,364	1,288
Other-than-temporary loss on available for sale securities	19,131	298
Donated securities	2,627	-
Net gains on sales of available for sale securities	(42)	(348)
(Increase) decrease in assets:
Investments in trading securities	27,546	297
Investments in partnerships:
Contributions to partnerships	(6,327)	(24,917)
Distributions from partnerships	10,592	12,380
Receivable from affiliates	(931)	1,393
Receivable from brokers	(4)	34,544
Investment advisory fees receivable	8,348	3,315
Other assets	(4,387)	534
Increase (decrease) in liabilities:
Payable to brokers	7,725	(31,655)
Income taxes payable and deferred tax liabilities	(10,518)	(2,123)
Payable to affiliates	(932)	362
Compensation payable	(10,011)	(4,914)
Mandatorily redeemable noncontrolling interests	-	292
Accrued expenses and other liabilities	(30,946)	2,067
Total adjustments	10,553	(10,450)
Net cash provided by (used in) operating activities	$2,162	$(7,638)

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Investing activities
Purchases of available for sale securities	$(2,902)	$(482)
Proceeds from sales of available for sale securities	71	803
Return of capital on available for sale securities	831	539
Net cash (used in) provided by investing activities	(2,000)	860

Financing activities
Redemptions of redeemable noncontrolling interests	(236)	(244)
Dividends paid	(2,393)	-
Purchase of treasury stock	(12,098)	(4,000)
Proceeds from payment of GBL 4% PIK Note	20,000	-
Net cash provided by (used in) financing activities	5,273	(4,244)
Net increase (decrease) in cash and cash equivalents	5,435	(11,022)
Cash and cash equivalents at beginning of period	314,093	205,750
Decrease in cash from deconsolidation	-	(2)
Cash and cash equivalents at end of period	$319,528	$194,726
Supplemental disclosures of cash flow information:
Cash paid for interest	$141	$115
Cash paid for taxes	$1,800	$2,989

Non-cash activity:
- For the six months ended June 30, 2017 and June 30, 2016, Associated Capital Group, Inc. ("AC") accrued dividends on restricted stock awards of $8 and $49, respectively.
- During the six months ended June 30, 2016, AC exchanged 163,428 shares of AC for the 6.1% of Gabelli & Company Investment Advisers, Inc. ("GCIA") shares owned by third parties and certain employees.
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
June 30, 2017
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

AC has received principal repayments totaling $170 million on the GAMCO Note, of which $10 million was received during the three months ended June 30, 2017.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $50 million against the principal amount due on November 30, 2017, $40 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $80 million principal amount outstanding, $10 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

In addition, AC Group through GCIA owns 4,393,055 shares of GAMCO Class A common stock.  The sale was made from GAMCO to GCIA in advance of the spin-off.  GCIA paid the purchase price by issuing a note to GAMCO in the principal amount of $150 million (the “GCIA Note”).  In connection with the spin-off, AC Group received the GCIA Note from GAMCO and GCIA became a subsidiary of AC Group.The GCIA Note is now an intercompany note within the AC Group.

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

Recent Accounting Developments

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. This ASU, which we did not early adopt, nonetheless would not have impacted the accounting for the acceleration of vesting of restricted stock awards (“RSAs”) during the quarter ended June 30, 2017.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  The Company adopted this ASU effective January 1, 2017 and applied this standard in the quarter ended June 30, 2017 in relation to an acceleration of vesting of RSAs during that quarter.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," which supersedes the revenue recognition requirements in the Accounting Standards Codification ("Codification") Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  In March 2016, the FASB issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to a) identifying performance obligations and b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective for the Company's first quarter of 2018 and requires either a full retrospective or a modified retrospective approach to adoption. The Company’s implementation analysis is ongoing; however, it does not expect the adoption of the guidance to have a significant effect on the timing of the recognition of revenue. The Company is currently evaluating performance obligations and the related transaction costs. The Company is also reviewing and preparing for the enhanced disclosure requirements of the standard.  The overall effect upon adoption may change based on further analysis and implementation efforts. The Company has not yet determined which transition method it will use.

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

B. Investment in Securities

Investments in securities (including GAMCO stock) at June 30, 2017, December 31, 2016 and June 30, 2016 consisted of the following:

	June 30, 2017		December 31, 2016		June 30, 2016
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$74,613	$74,720	$119,755	$119,823	$99,869	$99,962
Common stocks	80,167	94,291	69,503	82,158	76,369	87,249
Mutual funds	2,405	3,439	2,402	3,143	2,580	3,261
Other investments	2,219	2,224	1,275	1,472	781	1,021
Total trading securities	159,404	174,674	192,935	206,596	179,599	191,493

Available for sale securities:
Common stocks	130,869	130,034	150,000	135,701	150,000	143,960
Mutual funds	178	454	206	500	206	444
Total available for sale securities	131,047	130,488	150,206	136,201	150,206	144,404

Total investments in securities	$290,451	$305,162	$343,141	$342,797	$329,805	$335,897

Securities sold, not yet purchased at June 30, 2017, December 31, 2016 and June 30, 2016 consisted of the following:

	June 30, 2017		December 31, 2016		June 30, 2016
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$8,870	$9,068	$9,583	$9,947	$6,439	$6,508
Other investments	17	33	27	37	3	62
Total securities sold, not yet purchased	$8,887	$9,101	$9,610	$9,984	$6,442	$6,570

Investments in affiliated registered investment companies at June 30, 2017, December 31, 2016 and June 30, 2016 consisted of the following:

	June 30, 2017		December 31, 2016		June 30, 2016
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$40,096	$46,216	$40,096	$45,351	$40,096	$44,024
Total trading securities	40,096	46,216	40,096	45,351	40,096	44,024

Available for sale securities:
Closed-end funds	65,002	88,412	62,890	80,650	57,958	67,825
Mutual funds	4,388	6,062	4,396	5,644	4,411	5,919
Total available for sale securities	69,390	94,474	67,286	86,294	62,369	73,744

Total investments in affiliated
registered investment companies	$109,486	$140,690	$107,382	$131,645	$102,465	$117,768

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

The following table identifies all reclassifications out of accumulated other comprehensive income (“AOCI”) into income for the three and six months ended June 30, 2017 and 2016 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended June 30,
2017	2016
$42	$348	Net gain/(loss) from investments	Realized gain on sale of AFS securities
-	(298)	Net gain/(loss) from investments	OTT impairment of AFS securities
42	50	Income/(loss) before income taxes
(15)	(18)	Income tax provision
$27	$32	Net income/(loss)

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Six months ended June 30,
2017	2016
$42	$348	Net gain/(loss) from investments	Realized gain on sale of AFS securities
(19,131)	(298)	Net gain/(loss) from investments	OTT impairment of AFS securities
(19,089)	50	Income/(loss) before income taxes
6,872	(18)	Income tax provision
$(12,217)	$32	Net income/(loss)

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments.  At June 30, 2017, December 31, 2016 and June 30, 2016, we held derivative contracts on 82,000 equity shares, 16,000 equity shares and 210,000 equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.   We had no foreign exchange contracts outstanding at June 30, 2017 and  December 31, 2016. We had one foreign exchange contract outstanding at June 30, 2016 that is included in payable to brokers on the condensed consolidated statements of financial condition. Aside from one foreign exchange contract during the six months ended June 30, 2016, these transactions are not designated as hedges for accounting purposes, and therefore changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.  The one foreign exchange contract (which expired on June 24, 2016) that was designated as a hedge was for a short of British Pounds to hedge the long investment that we have in the London Stock Exchange listed Gabelli Value Plus+ Trust Ltd. closed-end fund which is denominated in British Pounds.  As the underlying investment that is being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain/(loss) from investments on the condensed consolidated statements of income and not in accumulated comprehensive income.

The following tables identify the fair values and gains and losses of all derivatives held by the Company (in thousands):

		Asset Derivatives				Liability Derivatives
	Statement of	Fair Value			Statement of	Fair Value
	Financial Condition	June 30,	December 31,	June 30,	Financial Condition	June 30,	December 31,	June 30,
	Location	2017	2016	2016	Location	2017	2016	2016
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange	Receivable from
contracts	brokers	$-	$-	$-	Payable to brokers	$-	$-	$-
Sub total		$-	$-	$-		$-	$-	$-
Derivatives not designated as hedging
instruments under FASB ASC 815-20
Equity contracts	Investments in				Securities sold,
	securities	$135	$127	$154	not yet purchased	$33	$37	$62
Foreign exchange	Receivable from
contracts	brokers	-	-	-	Payable to brokers	-	-	4,472
Sub total		$135	$127	$154		$33	$37	$4,534
Total derivatives		$135	$127	$154		$33	$37	$4,534

Type of Derivative	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign exchange contracts	Net gain/(loss) from investments	$-	$181	$-	$1,373
Equity contracts	Net gain/(loss) from investments	(23)	(24)	(34)	45
Total		$(23)	$157	$(34)	$1,418

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

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(In thousands)
June 30, 2017	$134	$-	$134	$(31)	$-	$103
December 31, 2016	96	-	96	(9)	-	87
June 30, 2016	$154	$-	$154	$(61)	$-	$93

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(In thousands)
June 30, 2017	$31	$-	$31	$(31)	$-	$-
December 31, 2016	9	-	9	(9)	-	-
June 30, 2016	$61	$-	$61	$(61)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of June 30, 2017, December 31, 2016 and June 30, 2016:

	June 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$130,869	$-	$(835)	$130,034
Closed-end funds	65,002	23,609	(199)	88,412
Mutual funds	4,566	1,950	-	6,516
Total available for sale securities	$200,437	$25,559	$(1,034)	$224,962

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(14,299)	$135,701
Closed-end funds	62,890	17,760	-	80,650
Mutual funds	4,602	1,542	-	6,144
Total available for sale securities	$217,492	$19,302	$(14,299)	$222,495

	June 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(6,040)	$143,960
Closed-end funds	57,958	12,423	(2,556)	67,825
Mutual funds	4,617	1,746	-	6,363
Total available for sale securities	$212,575	$14,169	$(8,596)	$218,148

Changes in net unrealized gains, net of taxes, for the three months ended June 30, 2017 and June 30, 2016 of $1.9 million in gains  and $11.0 million in losses, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2017 and June 30, 2016.  Return of capital on available for sale securities was $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.  Proceeds from sales of investments available for sale were approximately $0.1 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively.  For the three months ended June 30, 2017 and 2016, gross gains on the sale of investments available for sale amounted to $0.04 million and $0.3 million, respectively, and were reclassified from other comprehensive income into net gain/(loss) from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the three months ended June 30, 2017 or June 30, 2016.  Changes in net unrealized gains, net of taxes, for the six months ended June 30, 2017 and June 30, 2016 of $12.5 million and $3.6 million in gains, respectively, have been included in other comprehensive income, a component of equity, at June 30, 2017 and June 30, 2016.  Return of capital on available for sale securities was $0.8 million and $0.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively.  Proceeds from sales of investments available for sale were approximately $0.1 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, gross gains on the sale of investments available for sale amounted to $0.04 million and $0.3 million and were reclassified from other comprehensive income into net gain/(loss) from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the six months ended June 30, 2017 or June 30, 2016.  The basis on which the cost of a security sold is determined is by using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following:

	June 30, 2017			December 31, 2016			June 30, 2016
		Unrealized			Unrealized			Unrealized
	Cost	Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value
(in thousands)
Common stocks	$130,869	$(835)	$130,034	$150,000	$(14,299)	$135,701	$150,000	$(6,040)	$143,960
Closed-end funds	1,864	(199)	1,665	-	-	-	38,147	(2,556)	35,591
Total available for sale securities	$132,733	$(1,034)	$131,699	$150,000	$(14,299)	$135,701	$188,147	$(8,596)	$179,551

At June 30, 2017, there were two holdings in loss positions that were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and because they passed scrutiny in our evaluation of issuer-specific and industry-specific considerations. In these specific instances, one of the investments at June 30, 2017 was a closed-end fund with diversified holdings across multiple companies and across multiple industries. This holding was impaired for six months at June 30, 2017. The second holding was in GAMCO common stock that was recognized as having an “other than temporary impairment” during the first half, but which has subsequently had further unrealized losses that were not deemed to be other-than-temporarily impaired at June 30, 2017.  The value of these holdings at June 30, 2017 was $131.7 million.  If these holdings were to continue to be impaired, we may need to record impairment in a future period on the condensed consolidated statements of income for the amount of unrealized loss, which at June 30, 2017 was $1.0 million.

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

For the three and six months ended June 30, 2017, there was a $19.1 million loss on an AFS security deemed to be other than temporary.  This “other than temporary loss” was on the GAMCO shares.  The magnitude and persistence of this loss resulted in the “other than temporary” designation.  For the three and six months ended June 30, 2016, there were $0.3 million in losses recognized on AFS securities deemed to be other than temporary.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major categories measured at fair value on a recurring basis as of June 30, 2017, December 31, 2016 and June 30, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  Note that the FASB issued new guidance effective for the Company’s first quarter of 2016 amending the current disclosure requirements for investments in certain entities that calculate net asset value per share.  The guidance requires investments for which fair value is measured using the net asset value per share practical expedient to be removed from the fair value hierarchy.  Instead, those investment amounts are provided as a separate item to permit reconciliation of the fair value of investments included in the fair value hierarchy to the line items presented in the condensed consolidated statements of financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2017
Cash equivalents	$319,513	$-	$-	$-	$-	$319,513
Investments in partnerships	-	-	-	126,840	2,983	129,823
Investments in securities (including GBL stock):
AFS - Common stocks	130,034	-	-	-	-	130,034
AFS - Mutual funds	454	-	-	-	-	454
Trading - Gov't obligations	74,720	-	-	-	-	74,720
Trading - Common stocks	93,781	-	510	-	-	94,291
Trading - Mutual funds	3,439	-	-	-	-	3,439
Trading - Other	1,640	135	449	-	-	2,224
Total investments in securities	304,068	135	959	-	-	305,162
Investments in affiliated registered investment companies:
AFS - Closed-end funds	88,412	-	-	-	-	88,412
AFS - Mutual funds	6,062	-	-	-	-	6,062
Trading - Mutual funds	46,216	-	-	-	-	46,216
Total investments in affiliated
registered investment companies	140,690	-	-	-	-	140,690
Total investments	444,758	135	959	126,840	2,983	575,675
Total assets at fair value	$764,271	$135	$959	$126,840	$2,983	$895,188
Liabilities
Trading - Common stocks	$9,068	$-	$-	$-	$-	$9,068
Trading - Other	-	33	-	-	-	33
Securities sold, not yet purchased	$9,068	$33	$-	$-	$-	$9,101

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$314,082	$-	$-	$-	$-	$314,082
Investments in partnerships	-	-	-	125,527	3,871	129,398
Investments in securities (including GBL stock):
AFS - Common stocks	135,701	-	-	-	-	135,701
AFS - Mutual funds	500	-	-	-	-	500
Trading - Gov't obligations	119,823	-	-	-	-	119,823
Trading - Common stocks	81,696	1	461	-	-	82,158
Trading - Mutual funds	3,143	-	-	-	-	3,143
Trading - Other	1,062	127	283	-	-	1,472
Total investments in securities	341,925	128	744	-	-	342,797
Investments in affiliated registered investment companies:
AFS - Closed-end funds	80,650	-	-	-	-	80,650
AFS - Mutual funds	5,644	-	-	-	-	5,644
Trading - Mutual funds	45,351	-	-	-	-	45,351
Total investments in affiliated
registered investment companies	131,645	-	-	-	-	131,645
Total investments	473,570	128	744	125,527	3,871	603,840
Total assets at fair value	$787,652	$128	$744	$125,527	$3,871	$917,922
Liabilities
Trading - Common stocks	$9,947	$-	$-	$-	$-	$9,947
Trading - Other	-	37	-	-	-	37
Securities sold, not yet purchased	$9,947	$37	$-	$-	$-	$9,984

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	June 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$194,714	$-	$-	$-	$-	$194,714
Investments in partnerships	-	-	-	117,943	2,912	120,855
Investments in securities (including GBL stock):
AFS - Common stocks	143,960	-	-	-	-	143,960
AFS - Mutual funds	444	-	-	-	-	444
Trading - Gov't obligations	99,962	-	-	-	-	99,962
Trading - Common stocks	86,747	-	502	-	-	87,249
Trading - Mutual funds	3,261	-	-	-	-	3,261
Trading - Other	571	154	296	-	-	1,021
Total investments in securities	334,945	154	798	-	-	335,897
Investments in affiliated registered investment companies:
AFS - Closed-end funds	67,825	-	-	-	-	67,825
AFS - Mutual funds	5,919	-	-	-	-	5,919
Trading - Mutual funds	44,024	-	-	-	-	44,024
Total investments in affiliated
registered investment companies	117,768	-	-	-	-	117,768
Total investments	452,713	154	798	117,943	2,912	574,520
Total assets at fair value	$647,427	$154	$798	$117,943	$2,912	$769,234
Liabilities
Trading - Common stocks	$6,508	$-	$-	$-	$-	$6,508
Trading - Other	-	62	-	-	-	62
Securities sold, not yet purchased	$6,508	$62	$-	$-	$-	$6,570

(a)	Amounts are comprised of certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
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

The following tables present additional information about assets by major categories measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2017 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March 31,	Unrealized Gains or		Included in	and			Transfers	June 30,
	2017	(Losses) in Income		Other	Unrealized			In and/or	2017
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$494	$16	$-	$-	$16	$-	$-	$-	$510
Trading - Other	450	6	-	-	6	-	(7)	-	449
Total	$944	$22	$-	$-	$22	-	$(7)	$-	$959

There were no transfers between any Levels during the three months ended June 30, 2017.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	March 31,	Unrealized Gains or		Included in	and			Transfers	June 30,
	2016	(Losses) in Income		Other	Unrealized			In and/or	2016
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$506	$(4)	$-	$-	$(4)	$-	$-	$-	$502
Trading - Other	305	(9)	-	-	(9)	-	-	-	296
Total	$811	$(13)	$-	$-	$(13)	$-	$-	$-	$798

There were no transfers between any Levels during the three months ended June 30, 2016.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2017 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers	June 30,
	2016	(Losses) in Income		Other	Unrealized			In and/or	2017
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$461	$49	$-	$-	$49	$-	$-	$-	$510
Trading - Other	283	6	-	-	6	167	(7)	-	449
Total	$744	$55	$-	$-	$55	$167	$(7)	$-	$959

There were no transfers between any Levels during the six months ended June 30, 2017.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers	June 30,
	2015	(Losses) in Income		Other	Unrealized			In and/or	2016
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$508	$(6)	$-	$-	$(6)	$-	$-	$-	$502
Trading - Other	305	(9)	-	-	(9)	-	-	-	296
Total	$813	$(15)	$-	$-	$(15)	$-	$-	$-	$798

There were no transfers between any Levels during the six months ended June 30, 2016.

D.  Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $112.0 million, $112.3 million and $105.4 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively, and whose underlying assets consist primarily of marketable securities (the “affiliated entities”). We also have investments in unaffiliated entities of $17.8 million, $17.1 million and $15.5 million at June 30, 2017, December 31, 2016 and June 30, 2016, respectively (the “unaffiliated entities”).  On a quarterly basis, we evaluate each entity for the appropriate accounting treatment and disclosure. In February 2015, the FASB issued an accounting update amending the consolidation requirements under GAAP.  This guidance was effective for the Company beginning January 1, 2016.  Based on the consolidation guidance, we have determined that two of the affiliated entities, and none of the unaffiliated entities, are required to be consolidated in our condensed consolidated financial statements in the quarter ended June 30, 2017.

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

The following table highlights the number of entities, including voting interest entities (“VOEs”), that we consolidate as well as under which accounting guidance they are consolidated, including CFFs, which retain their specialized investment company accounting in consolidation, partnerships and offshore funds:

Entities consolidated	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2015	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	1	-	-	-	1	-
Deconsolidated entities	(1)	(1)	-	(2)	(1)	-	(2)	(3)
Entities consolidated at June 30, 2016	-	1	1	-	-	-	1	1
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2016	-	1	1	-	-	-	1	1
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at June 30, 2017	-	1	1	-	-	-	1	1

At and for the six months ended June 30, 2017 and June 30, 2016, one CFF VOE is consolidated, as the Company owns a majority of the interests in the CFF.  At and for the six months ended June 30, 2017 and June 30, 2016, one Partnership VIE is consolidated, as it is a VIE because the unaffiliated partners or shareholders lack substantive kick-out rights and the Company has been determined to be the primary beneficiary because it has an equity interest and absorbs the majority of the expected losses and/or expected gains.

The following table breaks down the investments in partnerships line by accounting method, either fair value or equity method, and investment type (in thousands):

	June 30, 2017
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$8,289	$-	$-	$-	$-	$8,289
Equity Method	-	32,134	71,649	6,008	11,743	121,534

Total	$8,289	$32,134	$71,649	$6,008	$11,743	$129,823

	December 31, 2016
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$8,343	$-	$-	$-	$-	$8,343
Equity Method	-	33,202	70,745	6,761	10,347	121,055

Total	$8,343	$33,202	$70,745	$6,761	$10,347	$129,398

	June 30, 2016
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$7,939	$-	$-	$-	$-	$7,939
Equity Method	-	38,188	59,258	7,281	8,189	112,916

Total	$7,939	$38,188	$59,258	$7,281	$8,189	$120,855

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of entity consolidated (in thousands):

	June 30, 2017
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$319,396	$-	$132	$-	$319,528
Investments in securities (including GBL stock)	298,441	-	6,721	-	305,162
Investments in affiliated investment companies	140,690	-	-	-	140,690
Investments in partnerships	134,853	3,801	(8,831)	-	129,823
Receivable from brokers	10,273	-	2,319	-	12,592
Investment advisory fees receivable	1,447	(4)	(7)	-	1,436
Other assets	17,606	-	-	-	17,606
Total assets	$922,706	$3,797	$334	$-	$926,837
Liabilities and equity
Securities sold, not yet purchased	$9,101	$-	$-	$-	$9,101
Accrued expenses and other liabilities	26,685	14	32	-	26,731
Redeemable noncontrolling interests	-	3,783	302	-	4,085
Total equity	886,920	-	-	-	886,920
Total liabilities and equity	$922,706	$3,797	$334	$-	$926,837

	December 31, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$313,785	$-	$308	$-	$314,093
Investments in securities (including GBL stock)	336,459	-	6,338	-	342,797
Investments in affiliated investment companies	131,645	-	-	-	131,645
Investments in partnerships	133,794	3,964	(8,360)	-	129,398
Receivable from brokers	10,542	-	2,046	-	12,588
Investment advisory fees receivable	9,800	(8)	(8)	-	9,784
Other assets	12,298	-	-	-	12,298
Total assets	$948,323	$3,956	$324	$-	$952,603
Liabilities and equity
Securities sold, not yet purchased	$9,984	$-	$-	$-	$9,984
Accrued expenses and other liabilities	64,317	13	37	-	64,367
Redeemable noncontrolling interests	-	3,943	287	-	4,230
Total equity	874,022	-	-	-	874,022
Total liabilities and equity	$948,323	$3,956	$324	$-	$952,603

	June 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$194,718	$-	$8	$-	$194,726
Investments in securities	329,820	-	6,077	-	335,897
Investments in affiliated investment companies	117,768	-	-	-	117,768
Investments in partnerships	125,278	3,646	(8,069)	-	120,855
Receivable from brokers	18,966	-	2,303	-	21,269
Investment advisory fees receivable	1,570	(4)	(4)	-	1,562
Other assets	10,850	-	-	-	10,850
Total assets	$798,970	$3,642	$315	$-	$802,927
Liabilities and equity
Securities sold, not yet purchased	$6,570	$-	$-	$-	$6,570
Accrued expenses and other liabilities	37,416	9	19	-	37,444
Redeemable noncontrolling interests	-	3,633	296	-	3,929
Total equity	754,984	-	-	-	754,984
Total liabilities and equity	$798,970	$3,642	$315	$-	$802,927

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of entity consolidated (in thousands):

	Three Months Ended June 30, 2017
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$5,100	$(4)	$(1)	$-	$5,095
Total expenses	11,494	43	11	-	11,548
Operating loss	(6,394)	(47)	(12)	-	(6,453)
Total other income, net	10,680	84	5	-	10,769
Income/(loss) before income taxes	4,286	37	(7)	-	4,316
Income tax provision	(310)	-	-	-	(310)
Net income/(loss)	4,596	37	(7)	-	4,626
Net income/(loss) attributable to noncontrolling interests	-	37	(7)	-	30
Net income attributable to AC Group	$4,596	$-	$-	$-	$4,596

	Three Months Ended June 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$4,968	$(4)	$-	$-	$4,964
Total expenses	8,275	29	12	-	8,316
Operating loss	(3,307)	(33)	(12)	-	(3,352)
Total other income, net	4,664	211	47	-	4,922
Income before income taxes	1,357	178	35	-	1,570
Income tax provision	305	-	-	-	305
Net income	1,052	178	35	-	1,265
Net income attributable to noncontrolling interests	33	178	35	-	246
Net income attributable to AC Group	$1,019	$-	$-	$-	$1,019

	Six Months Ended June 30, 2017
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$10,093	$(9)	$(2)	$-	$10,082
Total expenses	20,771	75	21	-	20,867
Operating loss	(10,678)	(84)	(23)	-	(10,785)
Total other income/(expense), net	(6,538)	159	39	-	(6,340)
Income/(loss) before income taxes	(17,216)	75	16	-	(17,125)
Income tax provision	(8,734)	-	-	-	(8,734)
Net income/(loss)	(8,482)	75	16	-	(8,391)
Net income attributable to noncontrolling interests	-	75	16	-	91
Net loss attributable to AC Group	$(8,482)	$-	$-	$-	$(8,482)

	Six Months Ended June 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$9,490	$(8)	$(1)	$-	$9,481
Total expenses	17,260	62	26	-	17,348
Operating loss	(7,770)	(70)	(27)	-	(7,867)
Total other income, net	11,302	304	39	-	11,645
Income before income taxes	3,532	234	12	-	3,778
Income tax provision	966	-	-	-	966
Net income	2,566	234	12	-	2,812
Net income/(loss) attributable to noncontrolling interests	(46)	234	12	-	200
Net income attributable to AC Group	$2,612	$-	$-	$-	$2,612

Variable Interest Entities

We sponsor a number of investment vehicles where we are the general partner or investment manager. At June 30, 2017, December 31, 2016 and June 30, 2016 we consolidated the only VIE. We consolidated VIEs where we are the primary beneficiary. The Company has not provided any financial or other support to those VIEs where we are not the primary beneficiary.

The assets of the VIEs may only be used to satisfy obligations of the VIEs.  The following table presents the balances related to the VIE that is consolidated and is included on the condensed consolidated statements of financial condition as well as AC Group’s net interest in the VIE.  There is one VIE consolidated at  June 30, 2017, December 31, 2016 and June 30, 2016:

	June 30,	December 31,	June 30,
	2017	2016	2016
(In thousands)
Cash and cash equivalents	$132	$308	$8
Investments in securities	6,721	6,338	6,077
Receivable from brokers	2,319	2,046	2,303
Other assets	(7)	(8)	(4)
Accrued expenses and other liabilities	(32)	(37)	(19)
Redeemable noncontrolling interests	(302)	(287)	(296)
AC Group's net interests in consolidated VIE	$8,831	$8,360	$8,069

E. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2017 and June 30, 2016 was (7.2%) and 19.4%, respectively.  The tax benefit in the second quarter of 2017 is primarily due to the adoption of ASU 2016-09 with an acceleration of RSAs during the quarter and is the result of the actual tax benefit exceeding previously recorded stock compensation tax benefits as well as the impact of appreciated donated securities in the second quarter of 2017. The tax rate in each period also reflects the benefit of the dividends received deduction.  The ETR for the six months ended June 30, 2017 and June 30, 2016 was 51.0% and 25.6%, respectively.  The differences in ETR primarily reflect the adoption of ASU 2016-09 with an acceleration of RSAs noted above and the impact of appreciated donated securities for the six months ended June 30, 2017. In addition, each period differs from the standard corporate tax rate of 34% due to the benefit of the dividends received deduction.

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

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended June 30,
(in thousands, except per share amounts)	2017	2016
Basic:
Net income attributable to Associated Capital Group, Inc.'s shareholders	$4,596	$1,019
Weighted average shares outstanding	23,808	24,854
Basic net income attributable to Associated Capital Group, Inc.'s
shareholders per share	$0.19	$0.04
Diluted:
Net income attributable to Associated Capital Group, Inc.'s shareholders	$4,596	$1,019

Weighted average share outstanding	23,808	24,854
Dilutive restricted stock awards	233	335
Total	24,041	25,189
Diluted net income attributable to Associated Capital Group, Inc.'s
shareholders per share	$0.19	$0.04

	Six Months Ended June 30,
	2017	2016
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(8,482)	$2,612
Weighted average shares outstanding	23,818	24,859
Basic net income/(loss) atttributable to Associated Capital Group, Inc.'s
shareholders per share	$(0.36)	$0.11

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(8,482)	$2,612

Weighted average shares outstanding	23,818	24,859
Dilutive restricted stock awards	-	322
Total	23,818	25,181
Diluted net income/(loss) attributable to Associated Capital Group, Inc.'s
shareholders per share	$(0.36)	$0.10

Diluted weighted average shares outstanding for the six months ended June 30, 2017 exclude potential restricted stock awards as we have a net loss for that period and their inclusion would be anti-dilutive.

G. Stockholders’ Equity

Shares outstanding were 23.9 million, 24.3 million and 25.5 million on June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

Dividends

During three months ended June 30, 2017 and 2016, the Company declared dividends of $0.10 and $0.00 per share to class A and class B shareholders, respectively.  During each of the six months ended June 30, 2017 and 2016, the Company declared dividends of $0.10 per share to class A and class B shareholders.

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

On November 30, 2015, in connection with the spin-off of the Company from GAMCO on a one for one basis, the Company issued 554,100 AC RSA shares to employees who held 554,100 GAMCO RSA shares.  These RSA grants occurred prior to the spin-off of Associated Capital.  All grants of the RSA shares were recommended by the Company's Executive Chairman, who did not receive any RSAs, and approved by the Compensation Committee of the Board of Directors (the “Compensation Committee”).  This expense, net of estimated forfeitures, is recognized over the vesting period for these awards which is either (1) 30% over three years from the date of grant and 70% over five years from the date of grant or (2) 30% over three years from the date of grant and 10% each year over years four through ten from the date of grant.  During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

As of December 31, 2016 and June 30, 2016, there were 424,340 RSA shares and 549,700 RSA shares outstanding, respectively, that were previously issued at an average weighted GAMCO grant price of $65.74 and $63.99, respectively.  On June 1, 2017, the Compensation Committee of AC accelerated the vesting of all 420,240 outstanding RSAs effective June 15, 2017.  As a result, the Company incurred incremental non-cash charges of $2.5 million.

For the three months ended June 30, 2017 and June 30, 2016, we recognized stock-based compensation expense of $2.9 million and $0.6 million, respectively.  For the six months ended June 30, 2017 and June 30, 2016, we recognized stock-based compensation expense of $3.4 million and $1.3 million, respectively.  Note that stock based compensation expense also includes an allocation of GAMCO related stock based compensation expense with respect to GAMCO teammates who provide services to the Company under our services agreements with GAMCO as well as AC teammates that hold GAMCO RSAs.

Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2016 through December 31, 2024 (based on AC and GAMCO awards currently issued or granted) is as follows (in thousands):

	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$644	$444	$164	$132	$69	$43	$28	$14	$2
Q2	644	2,920	158	132	60	43	28	14	2
Q3	727	221	143	120	50	34	20	7	2
Q4	449	196	132	111	43	28	14	2	-
Full Year	$2,464	$3,781	$597	$495	$222	$148	$90	$37	$6

The total projected compensation cost allocated to the Company related to non-vested GAMCO RSAs not yet recognized is approximately $2.0 million as of June 30, 2017.

H. Goodwill and Identifiable Intangible Assets

At June 30, 2017, $3.4 million of goodwill related to Gabelli & Company Investment Advisers, Inc. is separately disclosed on the condensed consolidated statements of financial condition. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended June 30, 2017 or June 30, 2016, and as such there was no impairment analysis performed or charge recorded.

I. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2017.

The Company indemnifies the clearing brokers of G.research, LLC, our broker-dealer subsidiary, for losses they may sustain from the customer accounts that trade on margin introduced by it.  At June 30, 2017, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such agreements is de minimis, and therefore an accrual has not been made on the condensed consolidated financial statements.

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

K. Contractual Obligations

In June 2016, AC entered into a sublease agreement with GAMCO effective from April 1, 2016 through March 31, 2017.  The Company renewed the sublease agreement with GAMCO in March 2017 which extended the lease through March 31, 2018.  Future minimum lease commitment under this operating lease as of June 30, 2017 is as follows:

(In thousands)
2017	$188
2018	94
Total	$282

L. Subsequent Events

From July 1, 2017 to August 3, 2017, the Company repurchased 38,464 shares at $33.54 per share.  On August 3, 2017, the Board of Directors approved an increase in the share buyback authorization by 1,000,000 shares. In addition to open market purchases, the Company will explore various other buyback mechanisms, including the use of a 10b5-1 program and a Dutch auction.

Subsequent to quarter end, on July 19, 2017, the Gabelli Merger Plus+ Trust plc (“GMP”) completed its initial public offering on the London Stock Exchange. The closed end fund launched with assets under management of over $100 million. GMP leverages our core competency in merger arbitrage employing a closed end vehicle structure that will enable us to manage the portfolio using prudent amounts of leverage to enhance returns. The Company invested $61.9 million in GMP.

On August 3, 2017, the Company announced that it intends to launch a new private equity investment management business focused on leveraged buyouts and restructuring of small and mid-sized companies.  AC has recently formed Gabelli Private Equity Partners, LLC, a Nevada limited liability company, to manage a private equity portfolio that is expected to be funded with up to $150 million of the Company’s capital.

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
On November 30, 2015, GAMCO Investors, Inc. (“GAMCO”) distributed all the outstanding shares of each class of common stock of AC Group on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock.  Prior to the distribution, GAMCO contributed the 93.9% interest it held in Gabelli Securities, Inc. (“GCIA”) and certain cash and other assets to AC Group. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. GCIA and its wholly owned subsidiary, Gabelli & Partners, LLC ("Gabelli & Partners"), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, "Investment Partnerships"), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory assets, and income (loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios' levels of assets under management. Incentive fees are based on the percentage of profits derived from the investment performance delivered to clients' invested assets.  GCIA is now a wholly owned subsidiary of AC.
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
AC has received principal repayments totaling $170 million on the GAMCO Note, of which $10 million was received during the three months ended June 30, 2017.  $50 million of the prepayment was applied against the principal amount due on November 30, 2016, $50 million against the principal amount due on November 30, 2017, $40 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $80 million principal amount outstanding, $10 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

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

Consolidated Statement of Financial Condition
We ended the second quarter 2017 with approximately $886 million in cash and investments, net of securities sold, not yet purchased of $9 million. This includes $394 million of cash and short term US treasuries; $221 million of securities, net, including 4.4 million shares of GAMCO stock; and $271 million invested in affiliated and third party funds and partnerships. Our liquid financial resources underpin our flexibility to pursue strategic objectives which may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.
Total shareholders’ equity was $887 million or $37.11 per share at June 30, 2017 compared to $874 million or $36.04 per share on December 31, 2016.  The increase in equity from the end of 2016 is driven primarily by prepayments of the GAMCO Note totaling $20 million offset by treasury stock purchases of $12 million during the first half of 2017.

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

AC has received principal repayments totaling $170 million on the GAMCO Note, of which $10 million was received during the second quarter of 2017.  A prepayment of $50 million was applied against the principal amount due on November 30, 2016, $50 million against the principal amount due on November 30, 2017, $40 million against the principal amount due on November 30, 2018, and $30 million against the principal amount due on November 30, 2019.  Of the $80 million principal amount outstanding, $10 million is due on November 30, 2018, $20 million is due on November 30, 2019, and $50 million is due on November 30, 2020.

At June 30, 2017, December 31, 2016 and June 30, 2016, AEBV for the Company was $967 million, $974 million and $1.005 billion, respectively, and the AEBV per diluted share was $40.46, $40.16 and $39.48, respectively, calculated as follows:

	Reconciliation of Total Equity to Adjusted Economic Book Value
	June 30, 2017		December 31, 2016		June 30, 2016
	Total	Per Share	Total	Per Share	Total	Per Share
Total equity as reported	$886,920	$37.11	$874,022	$36.04	$754,984	$29.66
Add: GAMCO Note	80,000	3.35	100,000	4.12	250,000	9.82
Adjusted Economic book value	$966,920	$40.46	$974,022	$40.16	$1,004,984	$39.48

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared To Three Months Ended June 30, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$2,330	$2,224
Institutional research services	2,751	2,672
Other	14	68
Total revenues	5,095	4,964
Expenses
Compensation	6,421	5,441
Management fee	-	151
Stock based compensation	2,920	644
Other operating expenses	2,207	2,080
Total expenses	11,548	8,316
Operating loss	(6,453)	(3,352)
Other income
Net gain from trading securities	8,149	1,495
Interest and dividend income	2,691	3,495
Interest expense	(71)	(68)
Total other income, net	10,769	4,922
Income before income taxes	4,316	1,570
Income tax provision	(310)	305
Net income	4,626	1,265
Net income attributable to noncontrolling interests	30	246
Net income attributable to Associated Capital Group, Inc.'s shareholders	$4,596	$1,019

Net income attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.19	$0.04
Diluted	$0.19	$0.04

Overview

Second quarter operating revenues increased to $5.10 million from $4.96 million in the year ago quarter, primarily from higher assets under management. Our operating loss for the quarter was $6.5 million versus an operating loss of $3.4 million in the comparable quarter. The larger operating loss was driven by increased stock based compensation costs of $2.3 million from the acceleration of RSAs in the second quarter and a $1.0 million increase in compensation costs relating to payouts on investment gains and on higher investment advisory fees.  Investment gains increased $6.6 million to $8.1 million in the second quarter 2017 from $1.5 million in the prior year’s quarter.  The Company recorded an income tax benefit in the second quarter of 2017 of $0.3 million versus an income tax expense of $0.3 million in the comparable quarter of 2016.  The tax benefit is primarily the result of the actual tax benefit exceeding previously recorded stock compensation tax benefits. Our current quarter investment and non-operating income and income tax benefit offset by operating loss bolstered net income to $4.6 million, or $0.19 per diluted share, from $1.0 million, or $0.04 per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $5.10 million for the quarter ended June 30, 2017, $0.14 million higher than total revenues of $4.96 million for the quarter ended June 30, 2016.

Investment advisory income is directly influenced by the level and mix of average AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $2.3 million for the 2017 quarter compared to $2.2 million for the prior year quarter, an increase of $0.1 million.  This increase is due to the increase in AUM to $1.408 billion in the second quarter of 2017 from $1.191 billion in the second quarter of 2016.  Incentive fees are not recognized until the measurement period ends or at the time of an investor redemption and the fee is crystalized (typically in the fourth quarter, based on results for the calendar year).  If the measurement period had instead ended on June 30, we would have recognized $3.1 million and $0.5 million for the quarters ended June 30, 2017 and 2016, respectively.  Institutional research services revenues in the current year’s second quarter increased to $2.8 million, $0.1 million higher than the prior year’s period of $2.7 million.

Other revenue was $0.01 million for the second quarter of 2017 as compared to $0.07 million in the 2016 period.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $6.4 million for the quarter ended June 30, 2017, versus $5.4 million for the quarter ended June 30, 2016.  Fixed compensation costs, which include salaries and benefits, increased to $3.8 million for the second quarter 2017 from $3.4 million in the 2016 period due to an increase in research analyst headcount.  Discretionary bonus accruals were $0.9 in the second quarter of 2017 and 2016.  The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios.  Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the three months ended June 30, 2017 and 2016, stock based compensation was $2.9 million and $0.6 million, respectively, due to the accelerated vesting of all 420,240 outstanding RSAs effective June 15, 2017.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  AC recorded no management fee expense in the second quarter of 2017 and $0.2 million in the prior year period.

Other operating expenses were $2.2 million during the second quarter of 2017 compared to $2.1 million in prior year second quarter, an increase of $0.1 million.

Other

Net gain from investments is directly related to the performance of our proprietary investment portfolio.  Investment gains were $8.1 million in the 2017 quarter versus $1.5 million in the comparable 2016 quarter, primarily due to mark-to-market increases in the value of our investments.

Interest and dividend income decreased to $2.7 million in the 2017 quarter from $3.5 million in the 2016 quarter due to interest earned on the initial principal amount of the GAMCO Note in the prior year.  Interest expense was $0.1 million in the second quarter of 2017 and 2016.

Six Months Ended June 30, 2017 Compared To Six Months Ended June 30, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$4,731	$4,292
Institutional research services	5,333	5,110
Other	18	79
Total revenues	10,082	9,481
Expenses
Compensation	13,204	11,753
Management fee	-	425
Stock based compensation	3,364	1,288
Other operating expenses	4,299	3,882
Total expenses	20,867	17,348
Operating loss	(10,785)	(7,867)
Other income (expense)
Net gain/(loss) from trading securities	(6,252)	5,204
Interest and dividend income	4,948	6,929
Interest expense	(141)	(488)
Shareholder-designated contribution	(4,895)	-
Total other income/(expense), net	(6,340)	11,645
Income/(loss) before income taxes	(17,125)	3,778
Income tax provision	(8,734)	966
Net income/(loss)	(8,391)	2,812
Net income attributable to noncontrolling interests	91	200
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(8,482)	$2,612

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$(0.36)	$0.11
Diluted	$(0.36)	$0.10

Overview

First half operating revenues rose to $10.1 million from $9.5 million in the year ago period, primarily from higher assets under management.  However, our operating loss for the six months ended June 30, 2017 increased to $10.8 million from $7.9 million in the comparable period. The larger operating loss was driven by increased stock based compensation costs of $2.1 million from the acceleration of RSAs in the first half and a $1.5 million increase in compensation costs relating to payouts on investment gains and on higher investment advisory fees.  The Company also recorded a non-cash mark-to-market loss (since inception) of $19.1 million on shares of GAMCO and an expense of $4.9 million for its second Shareholder Designated Charitable Contribution Program in the first six months of 2017.  The combination of our operating loss and investment and other non-operating income/(loss) resulted in a net loss of $8.5 million, or $0.36 per diluted share, compared to net income of $2.6 million, or $0.10 per diluted share in the first half of 2016.

Revenues

Total revenues were $10.1 million for the six months ended June 30, 2017, $0.6 million, or 6.3%, higher than total revenues of $9.5 million for the six months ended June 30, 2016.

Investment advisory income is directly influenced by the level and mix of average AUM.   We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $4.7 million for the 2017 half compared to $4.3 million for the prior year period, an increase of $0.4 million.  This increase is due to the increase in AUM to $1.408 billion in the first half of 2017 from $1.191 billion in the first half of 2016.  Incentive fees are not recognized until the measurement period ends and the fee is crystalized (typically in the fourth quarter, based on results for the calendar year).  If the measurement period had instead ended on June 30, we would have recognized $3.1 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively.  Institutional research services revenues in the current year’s first half were $5.3 million versus $5.1 million in the prior year period.

Other revenue was $0.02 million for the first six months of 2017 as compared to $0.08 million in the 2016 period.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $13.2 million for the six months ended June 30, 2017, an increase from $11.8 million for the six months ended June 30, 2016 due primarily to payouts on investment gains and on higher investment advisory fees.  Fixed compensation costs, which include salaries and benefits, increased to $7.9 million in the 2017 period from $7.5 million in the 2016 period.  Discretionary bonus accruals remained the same at $1.7 million in 2017 and 2016.  The remainder of the compensation expenses represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios.  Variable payouts on revenues and gains on investment portfolios were $3.6 million in the first half 2017, $1.0 million higher than $2.6 million from the comparable 2016 period. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Stock based compensation for the first six months of 2017 was $3.4 million versus $1.3 million in the 2016 period due to the accelerated vesting of all 420,240 outstanding RSAs effective June 15, 2017.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is paid to Mario J. Gabelli pursuant to his employment agreement.  AC recorded no management fee expense in the first half of 2017 and $0.4 million in the prior year period.

Other operating expenses were $4.3 million during the first half of 2017 compared to $3.9 million in prior year first half, an increase of $0.4 million due primarily to increased professional fees.

Other

Net gain/(loss) from investments is directly related to the performance of our proprietary investment portfolio.  Investment losses were $6.3 million in the 2017 half primarily due to a mark-to-market loss of $19.1 million on our shares of GAMCO recognized through net income in the 2017 period. Absent the GAMCO loss, we had a $12.8 million gain on our investments in the first half of 2017 versus a gain of $5.2 million in the comparable 2016 half.

Interest and dividend income declined to $4.9 million in the 2017 half from $6.9 million in the 2016 half due to interest earned on the initial principal amount of the GAMCO Note in the prior year.  Interest expense decreased to $0.1 million in the first six months of 2017 from $0.5 million in the first six months of 2016.

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

Assets under management (“AUM”) were $1.408 billion as of June 30, 2017, an increase of 4.4% from AUM of $1.349 billion at March 31, 2017 and increased 18.2% from the June 30, 2016 AUM of $1.191 billion.  The increases were attributable to market appreciation and additional contributions, net of redemptions, by investors.

Table I: Fund Flows - 2nd Quarter 2017

		Market
	March 31,	appreciation/	Net cash	June 30,
	2017	(depreciation)	flows	2017

Event Merger Arbitrage	$1,144	$42	$16	$1,202
Event-Driven Value	141	1	-	142
Other	64	-	-	64
Total AUM	$1,349	$43	$16	$1,408

Table II: Fund Flows - Year to date June 30, 2017

		Market
	December 31,	appreciation/	Net cash	June 30,
	2016	(depreciation)	flows	2017

Event Merger Arbitrage	$1,076	$41	$85	$1,202
Event-Driven Value	133	4	5	142
Other	63	1	-	64
Total AUM	$1,272	$46	$90	$1,408

Table III: Assets Under Management by Quarter

				% Change From
	June 30,	March 31,	June 30,	March 31,	June 30,
	2017	2017	2016	2017	2016

Event Merger Arbitrage	$1,202	$1,144	$989	5.1	21.5
Event-Driven Value	142	141	141	0.7	0.7
Other	64	64	61	-	4.9
Total AUM	$1,408	$1,349	$1,191	4.4	18.2

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

Summary cash flow data is as follows:

	Six Months Ended
	June 30,
	2017	2016
Cash flows provided by (used in):	(in thousands)
Operating activities	$2,162	$(7,638)
Investing activities	(2,000)	860
Financing activities	5,273	(4,244)
Net increase (decrease)	5,435	(11,022)
Cash and cash equivalents at beginning of period	314,093	205,750
Decrease in cash from deconsolidation	-	(2)
Cash and cash equivalents at end of period	$319,528	$194,726

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuate based on the level of revenues we receive. Our revenues are highly correlated to the level of AUM and to their investment performance. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements as we build out our operating businesses.  At June 30, 2017, we had total cash and cash equivalents of $319.5 million and $566.6 million in investments.  Cash and cash equivalents of $0.1 million and investments in securities of $6.7 million held by a consolidated investment partnership may not be readily available for the Company to access.

For the six months ended June 30, 2017, cash provided by operating activities was $2.2 million. In the first six months of 2017, our sources of cash included a $39.4 million increase in payable to brokers, a $27.2 million decrease in investments in trading securities, increased other than temporary losses on available for sale securities of $18.8 million, a $18.6 million reduction in contributions to partnerships, and $5.0 million from a decrease in investment advisory fees receivable.  Cash uses included a $34.5 million increase in receivable from brokers, decreased accrued expenses and other liabilities of $33.0 million, a decline in net income/(loss) of $11.2 million, $8.4 million decrease for income taxes payables and deferred tax liabilities, $5.1 million from a decrease in compensation payable, a $4.9 million increase in other assets and a $2.3 million increase in receivable from affiliates.  Cash used in investing activities, related to purchases, proceeds from sales and return of capital of available for sale securities, was $2.0 million in the first six months of 2017.  Cash provided by financing activities in the first six months of 2017 was $5.3 million primarily due to $20.0 million of proceeds from payment of the GBL 4% PIK Note offset by treasury stock purchases of $12.1 million.

For the six months ended June 30, 2016, cash used in operating activities was $7.6 million.  Cash provided by investing activities, related to purchases, proceeds from sales and return of capital of available for sale securities, was $0.9 million in the first six months of 2016.  Cash used in financing activities in the first half of 2016 was $4.2 million.

G.research is subject to certain net capital requirements.   G.research computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at June 30, 2017.  At June 30, 2017, G.research had net capital, as defined, of approximately $11.2 million, exceeding the regulatory requirement by approximately $10.9 million.  Net capital requirements for our affiliated broker-dealer may increase in accordance with rules and regulations to the extent it engages in other business activities.

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

With respect to our proprietary investment activities, included in investments in securities (including GBL stock) of $305.2 million and $342.8 million and investments in affiliated registered investment companies of $140.7 million and $131.6 at June 30, 2017 and December 31, 2016, respectively, were investments in United States Treasury Bills of $74.7 million and $119.8 million, open-end funds and closed-end funds, largely invested in equity products, of $144.6 million and $135.2 million, a selection of common and preferred stocks totaling $224.4 million and $217.9 million, and other investments of approximately $2.2 million and $1.5 million.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $224.4 million and $217.9 million invested in common and preferred stocks at June 30, 2017 and December 31, 2016, respectively, $130.0 million and $135.7 million represented our investment in GBL, and $41.7 million and $31.0 million was invested by the Company in arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves announced deals with agreed upon terms and conditions, including pricing, which typically involve less market risk than common stocks held in a trading portfolio.  The principal risk associated with merger arbitrage transactions is the inability of the companies involved to complete the transaction.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  Of the investments in affiliated registered investment companies of $140.7 million and $131.6 at June 30, 2017 and December 31, 2016, respectively, $58.1 million and $56.4 million consisted of investment companies which invest in merger arbitrage opportunities. At June 30, 2017 and December 31, 2016, the fair value of securities sold, not yet purchased was $9.1 million and $10.0 million, respectively.  Investments in partnerships totaled $129.8 million and $129.4 million at June 30, 2017 and December 31, 2016, respectively, $91.1 million and $91.8 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of June 30, 2017 and December 31, 2016.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At June 30, 2017:
Equity price sensitive investments, at fair value	$310,024	$279,022	$341,026
At December 31, 2016:
Equity price sensitive investments, at fair value	$304,836	$274,352	$335,320

Interest Rate Risk

Our exposure to interest rate risk results, principally, from our investment of excess cash in a sponsored money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on June 30, 2017, cash and cash equivalent balance of $319.5 million, a 1% increase in interest rates would increase our interest income by $3.2 million annually.  Given that our current return on these cash equivalent investments in this low interest rate environment is approximately 0.83% annually, an analysis of a 1% decrease is not meaningful.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our investment partnerships and separate accounts as well as our proprietary investment and trading activities.  At June 30, 2017, we had equity investments, including open-end funds and closed-end funds largely invested in equity products, of $371.1 million.  Investments in open-end funds and closed-end funds, $144.6 million, usually generate lower market risk through the diversification of financial instruments within their portfolios.  In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices.  Investments in partnerships totaled $129.8 million, of which $91.1 million were invested in partnerships which invest in risk arbitrage.  Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment.  The equity investment portfolio is at fair value and will move in line with the equity markets.  The trading portfolio changes are recorded as net gain/(loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017.  Disclosure controls and procedures as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that, as of the date of June 30, 2017, our disclosure controls and procedures were effective.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, operations or cash flows at June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended June 30, 2017:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet be
	Shares	Shares, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
4/01/17 - 4/30/17	19,816	$33.87	19,816	480,184
5/01/17 - 5/31/17	69,901	33.92	69,901	410,283
6/01/17 - 6/30/17	261,187	34.24	261,187	149,096
Totals	350,904	$34.16	350,904

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Patrick Dennis
Name: Patrick Dennis
Title: Chief Financial Officer

Date: August 3, 2017