Form 10-Q
period 2017-09-30
Associated Capital Group, Inc.
filed 2017-11-07
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 31, 2017
Class A Common Stock, .001 par value	4,505,966
Class B Common Stock, .001 par value	19,195,649

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Financial Condition:
- September 30, 2017
- December 31, 2016
- September 30, 2016

Condensed Consolidated Statements of Income:
- Three months ended September 30, 2017 and 2016
- Nine months ended September 30, 2017 and 2016

Condensed Consolidated Statements of Comprehensive Income:
- Three months ended September 30, 2017 and 2016
- Nine months ended September 30, 2017 and 2016

Condensed Consolidated Statements of Equity:
- Nine months ended September 30, 2017 and 2016

Condensed Consolidated Statements of Cash Flows:
- Nine months ended September 30, 2017 and 2016

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

SIGNATURES

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2017	2016	2016
ASSETS
Cash and cash equivalents	$242,302	$314,093	$402,403
Investments in securities	293,872	207,096	106,472
Investment in GBL stock (4,393,055 shares)	130,737	135,701	125,070
Investments in affiliated registered investment companies	143,065	131,645	126,222
Investments in partnerships	141,094	129,398	128,198
Receivable from brokers	15,753	12,588	19,807
Investment advisory fees receivable	1,433	9,784	1,932
Receivable from affiliates	3,174	1,523	7,917
Goodwill	3,422	3,422	3,422
Other assets	4,667	7,353	3,368
Total assets	$979,519	$952,603	$924,811

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$13,421	$2,396	$1,549
Income taxes payable and deferred tax liabilities	4,346	6,978	2,014
Compensation payable	9,439	17,676	8,499
Securities sold, not yet purchased	9,059	9,984	4,215
Payable to affiliates	436	1,455	331
Accrued expenses and other liabilities	2,491	35,862	6,135
Total liabilities	39,192	74,351	22,743

Redeemable noncontrolling interests	42,119	4,230	3,999

Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,396,523, 6,398,580 and 6,401,530 shares issued, respectively; 4,590,578, 5,058,648 and 6,164,275 shares outstanding,
respectively	6	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued;
19,195,649, 19,196,792 and 19,196,792 shares outstanding, respectively	19	19	19
Additional paid-in capital	1,009,852	1,007,027	1,006,502
Retained earnings	364	7,327	6,102
GBL 4% PIK Note	(70,000)	(100,000)	(100,000)
Accumulated comprehensive income (loss)	15,518	1,317	(7,633)
Treasury stock, at cost (1,805,945, 1,339,932 and 237,255 shares, respectively)	(57,551)	(41,674)	(6,927)
Total Associated Capital Group, Inc. equity	898,208	874,022	898,069
Total liabilities and equity	$979,519	$952,603	$924,811

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Investment advisory and incentive fees	$2,587	$2,294	$7,318	$6,586
Institutional research services	2,584	2,992	7,917	8,102
Other	77	165	95	244
Total revenues	5,248	5,451	15,330	14,932
Expenses
Compensation	6,492	6,415	19,696	18,168
Management fee	-	641	-	1,066
Stock-based compensation	1,862	727	5,226	2,015
Other operating expenses	3,006	2,165	7,305	6,047
Total expenses	11,360	9,948	32,227	27,296

Operating loss	(6,112)	(4,497)	(16,897)	(12,364)
Other income (expense)
Net gain/(loss) from investments	5,234	7,566	(1,018)	12,770
Interest and dividend income	2,347	2,833	7,295	9,762
Interest expense	(69)	(66)	(210)	(554)
Shareholder-designated contribution	-	-	(4,895)	-
Total other income, net	7,512	10,333	1,172	21,978
Income/(loss) before income taxes	1,400	5,836	(15,725)	9,614
Income tax provision	67	1,807	(8,667)	2,773
Net income/(loss)	1,333	4,029	(7,058)	6,841
Net income/(loss) attributable to noncontrolling interests	(186)	70	(95)	270
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$1,519	$3,959	$(6,963)	$6,571

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.06	$0.16	$(0.29)	$0.26

Diluted	$0.06	$0.16	$(0.29)	$0.26

Weighted average shares outstanding:
Basic	23,841	24,918	23,826	24,879

Diluted	23,841	25,219	23,826	25,194

Dividends declared:	$-	$-	$0.10	$0.10

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income/(loss)	$1,333	$4,029	$(7,058)	$6,841
Other comprehensive income/(loss), net of tax:
Net unrealized gains/(losses) on securities available for sale (a)	1,686	(9,336)	14,201	(4,812)
Other comprehensive income/(loss)	1,686	(9,336)	14,201	(4,812)

Comprehensive income/(loss)	3,019	(5,307)	7,143	2,029
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(186)	70	(95)	1,234

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$3,205	$(5,377)	$7,238	$795

(a)	Net of income tax expense/(benefit) of $948, ($5,251), $7,988 and ($3,751), respectively.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2017

	Associated Capital Group, Inc. shareholders
			Additional		Accumulated			Redeemable
	Common	Retained	Paid-in	GBL 4%	Comprehensive	Treasury		Noncontrolling
	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2016	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	(236)
Contributions from redeemable
noncontrolling interests	-	-	-	-	-	-	-	38,220
Net loss	-	(6,963)	-	-	-	-	(6,963)	(95)
Net unrealized gains on
securities available for sale,
net of income tax expense ($1,161)	-	-	-	-	2,064	-	2,064	-
Amounts reclassified from
accumulated other
comprehensive income,
net of income tax expense ($6,827)	-	-	-	-	12,137	-	12,137	-
Dividends declared ($0.10 per share)	-	-	(2,401)	-	-	-	(2,401)	-
Stock-based compensation
expense	-	-	5,226	-	-	-	5,226	-
Proceeds from payment of
GBL 4% PIK Note	-	-	-	30,000	-	-	30,000	-
Purchase of treasury stock	-	-	-	-	-	(15,877)	(15,877)	-
Balance at September 30, 2017	$25	$364	$1,009,852	$(70,000)	$15,518	$(57,551)	$898,208	$42,119

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(In thousands)

For the Nine Months Ended September 30, 2016

		Associated Capital Group, Inc. shareholders
				Additional	GBL	Accumulated			Redeemable
	Noncontrolling	Common	Retained	Paid-in	4%	Comprehensive	Treasury		Noncontrolling
	Interests	Stock	Earnings	Capital	PIK Note	Income	Stock	Total	Interests
Balance at December 31, 2015	$2,353	$25	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738
Redemptions of
noncontrolling interests	-	-	-	-	-	-	-	-	(244)
Deconsolidation of an offshore
fund	-	-	-	-	-	-	-	-	(1,811)
Net income (loss)	(46)	-	6,571	-	-	-	-	6,525	316
Net unrealized losses on
securities available for sale,
net of income tax benefit ($2,689)	964	-	-	-	-	(5,744)	-	(4,780)	-
Amounts reclassified from
accumulated other comprehensive
income, net of income tax ($18)	-	-	-	-	-	(32)	-	(32)	-
Increase to paid in capital for the
excess of actual tax benefit over
recorded RSA tax benefit	-	-	-	625	-	-	-	625	-
Noncontrolling minority interest	(3,271)	-	-	4,862	-	-	-	1,591	-
Dividends declared ($.10 per share)	-	-	(2,541)	-	-	-	-	(2,541)	-
Stock-based compensation
expense	-	-	-	2,015	-	-	-	2,015	-
Purchase of treasury stock	-	-	-	-	-	-	(6,883)	(6,883)	-
Proceeds from payment of
GBL 4% PIK Note	-	-	-	-	150,000	-	-	150,000	-
Balance at September 30, 2016	$-	$25	$6,102	$1,006,502	$(100,000)	$(7,633)	$(6,927)	$898,069	$3,999

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net income/(loss)	$(7,058)	$6,841
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in net gains from partnerships	(6,325)	(7,203)
Depreciation and amortization	12	13
Stock-based compensation expense	5,226	2,015
Other-than-temporary loss on available for sale securities	19,131	298
Donated securities	2,627	-
Net gains on sales of available for sale securities	(167)	(348)
(Increase) decrease in assets:
Investments in trading securities	(91,584)	82,670
Investments in partnerships:
Contributions to partnerships	(16,928)	(30,217)
Distributions from partnerships	11,557	14,268
Receivable from affiliates	(1,651)	(460)
Receivable from brokers	(3,165)	36,006
Investment advisory fees receivable	8,351	2,946
Other assets	2,672	(1,478)
Increase (decrease) in liabilities:
Payable to brokers	11,025	(49,078)
Income taxes payable and deferred tax liabilities	(10,619)	(323)
Payable to affiliates	(1,019)	331
Compensation payable	(8,237)	(2,426)
Mandatorily redeemable noncontrolling interests	-	292
Accrued expenses and other liabilities	(33,368)	4,693
Total adjustments	(112,462)	51,999
Net cash (used in) provided by operating activities	$(119,520)	$58,840

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Investing activities
Purchases of available for sale securities	$(3,583)	$(4,111)
Proceeds from sales of available for sale securities	271	803
Return of capital on available for sale securities	1,337	754
Net cash used in investing activities	(1,975)	(2,554)

Financing activities
Contributions from redeemable noncontrolling interests	38,220	-
Redemptions of redeemable noncontrolling interests	(236)	(244)
Dividends paid	(2,403)	(2,504)
Purchase of treasury stock	(15,877)	(6,883)
Proceeds from payment of GBL 4% PIK Note	30,000	150,000
Net cash provided by financing activities	49,704	140,369
Net increase (decrease) in cash and cash equivalents	(71,791)	196,655
Cash and cash equivalents at beginning of period	314,093	205,750
Decrease in cash from deconsolidation	-	(2)
Cash and cash equivalents at end of period	$242,302	$402,403
Supplemental disclosures of cash flow information:
Cash paid for interest	$210	$262
Cash paid for taxes	$2,077	$2,989

Non-cash activity:
-   For the nine months ended September 30, 2017 and September 30, 2016, Associated Capital Group, Inc. ("AC") accrued dividends on restricted stock awards of $8 and $50, respectively.
-
During the nine months ended September 30, 2016, AC exchanged 163,428 shares of AC for the 6.1% of Gabelli & Company Investment Advisers, Inc. ("GCIA") shares owned by third parties and certain employees.

-
On July 19, 2017, AC was deemed to have control over an offshore fund which resulted in its consolidation and an increase of approximately $99,276 of other net assets and an increase of approximately $37,901 of redeemable noncontrolling interests.

-   On January 1, 2016, AC was no longer deemed to have control over an offshore fund which resulted in its deconsolidation and a decrease of approximately $1 of cash and cash equivalents, a decrease of approximately $104 of net assets and a decrease of approximately $105 of redeemable noncontrolling interests.
-
On January 1, 2016, AC adopted ASU 2015-02, which amends the consolidation requirements in ASC 810. This resulted in the deconsolidation of a consolidated feeder fund and a limited partnership and a decrease of approximately $1 of cash and cash equivalents, a decrease of approximately $1,705 of net assets and a decrease of approximately $1,706 of redeemable noncontrolling interests.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

A. Basis of Presentation and Significant Accounting Policies

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

The Spin-off and Related Transactions

We are a Delaware corporation that provides alternative investment management, institutional research and underwriting services. In addition, we derive investment income/(loss) from proprietary trading of cash and other assets awaiting deployment in our operating businesses. On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).
We conduct our investment management business through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory assets. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

We provide our institutional research and underwriting services through G.research, LLC (“G.research”) doing business as “Gabelli & Company”, an indirect wholly-owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”). G.research's revenues are derived primarily from institutional research services.

In connection with the Spin-off, GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250 million used to partially capitalize the Company. The GAMCO Note bears interest at 4% per annum and has a maturity date of November 30, 2020 with respect to its original principal amount. Interest on the GAMCO Note will accrue from the most recent date for which interest has been paid.  Prior to November 30, 2019, at the election of GAMCO, payment of interest on the GAMCO Note may, in lieu of being paid in cash, be paid, in whole or in part, in kind (a “PIK Amount”).  GAMCO will repay all PIK Amounts added to the outstanding principal amount of the GAMCO Note, in cash, on the fifth anniversary of the date on which each such PIK Amount was added to the outstanding principal amount of the GAMCO Note.  GAMCO may prepay the GAMCO Note prior to maturity without penalty.

AC has received principal repayments totaling $180 million on the GAMCO Note, of which $10 million was received during the three months ended September 30, 2017 leaving an outstanding principal balance of $70 million. After application of the principal payments, $20 million and $50 million are due on November 30, 2019 and November 30, 2020, respectively.

In addition, GCIA purchased 4,393,055 shares of GAMCO Class A common stock in exchange for a note in the principal amount of $150 million (the “GCIA Note”).  In connection with the Spin-off, GAMCO contributed the GCIA Note to the Company.  As a result,the GCIA Note is now an intercompany obligation within the AC Group.

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

Recent Accounting Developments

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. This ASU, which we did not early adopt, nonetheless would not have impacted the accounting for the acceleration of vesting of restricted stock awards (“RSAs”) during the nine months ended September 30, 2017.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.  The Company adopted this ASU effective January 1, 2017 and applied this standard during the nine months ended September 30, 2017 in relation to an acceleration of vesting of RSAs during the period.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in the Accounting Standards Codification (“Codification”) Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification.  The core principle of the new ASU No. 2014-09 is for companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services.  The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  In March 2016, the FASB issued revised guidance which clarifies the guidance related to (a) determining the appropriate unit of account under the revenue standard’s principal versus agent guidance and (b) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. In April 2016, the FASB issued an amendment to provide more detailed guidance including additional implementation guidance and examples related to (a) identifying performance obligations and (b) licenses of intellectual property. In May 2016, the FASB amended the standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters. This new guidance will be effective for the Company's first quarter of 2018 and requires either a full retrospective or a modified retrospective approach to adoption. The Company’s implementation analysis is ongoing; however, it does not expect the adoption of the guidance to have a significant effect on the timing of the recognition of revenue. The Company is currently evaluating performance obligations and the related transaction costs. The Company is also reviewing and preparing for the enhanced disclosure requirements of the standard.  The overall effect upon adoption may change based on further analysis and implementation efforts. The Company has not yet determined which transition method it will use.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (a) the classification and measurement of investments in equity securities and (b) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For public companies, the new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Company is currently evaluating this guidance and the impact it will have on its condensed consolidated financial statements.

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

B. Investment in Securities

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of the date of each consolidated statement of financial condition.  Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.  The portion of investments in securities held for resale in anticipation of short-term market movements are classified as trading securities.  Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.  Available for sale (“AFS”) investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other-than- temporary (“OTT”) which are recorded as realized losses in the condensed consolidated statements of income.  In addition, realized gains and losses from AFS securities are reclassified from equity to current period income.

Investments in securities, including GBL stock, at September 30, 2017, December 31, 2016 and September 30, 2016 consisted of the following:

	September 30, 2017		December 31, 2016		September 30, 2016
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Government obligations	$115,897	$116,152	$119,755	$119,823	$24,952	$24,995
Common stocks	155,732	172,312	69,503	82,158	64,393	77,031
Mutual funds	2,405	3,633	2,402	3,143	2,384	3,031
Other investments	1,378	1,491	1,275	1,472	696	934
Total trading securities	275,412	293,588	192,935	206,596	92,425	105,991

Available for sale securities:
Common stocks	130,869	130,737	150,000	135,701	150,000	125,070
Mutual funds	103	284	206	500	206	481
Total available for sale securities	130,972	131,021	150,206	136,201	150,206	125,551

Total investments in securities	$406,384	$424,609	$343,141	$342,797	$242,631	$231,542

Securities sold, not yet purchased at September 30, 2017, December 31, 2016 and September 30, 2016 consisted of the following:

	September 30, 2017		December 31, 2016		September 30, 2016
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Trading securities:	(In thousands)
Common stocks	$7,906	$8,558	$9,583	$9,947	$3,697	$3,948
Other investments	1	501	27	37	245	267
Total securities sold, not yet purchased	$7,907	$9,059	$9,610	$9,984	$3,942	$4,215

Investments in affiliated registered investment companies at September 30, 2017, December 31, 2016 and September 30, 2016 consisted of the following:

	September 30, 2017		December 31, 2016		September 30, 2016
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Trading securities:
Mutual funds	$40,095	$46,390	$40,096	$45,351	$40,096	$44,799
Total trading securities	40,095	46,390	40,096	45,351	40,096	44,799

Available for sale securities:
Closed-end funds	65,180	90,516	62,890	80,650	61,375	75,392
Mutual funds	4,384	6,159	4,396	5,644	4,408	6,031
Total available for sale securities	69,564	96,675	67,286	86,294	65,783	81,423

Total investments in affiliated
registered investment companies	$109,659	$143,065	$107,382	$131,645	$105,879	$126,222

The following table identifies all reclassifications out of accumulated other comprehensive income (“AOCI”) into income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Three months ended September 30,
2017	2016
$125	$-	Net gain/(loss) from investments	Realized gain on sale of AFS securities
125	-	Income/(loss) before income taxes
(45)	-	Income tax provision
$80	$-	Net income/(loss)

Amount		Affected Line Items	Reason for
Reclassified		in the Statements	Reclassification
from AOCI		Of Income	from AOCI
Nine months ended September 30,
2017	2016
$167	$348	Net gain/(loss) from investments	Realized gain on sale of AFS securities
(19,131)	(298)	Net gain/(loss) from investments	OTT impairment of AFS securities
(18,964)	50	Income/(loss) before income taxes
6,827	(18)	Income tax provision
$(12,137)	$32	Net income/(loss)

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.  From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their investments.  At September 30, 2017, December 31, 2016 and September 30, 2016, we held derivative contracts on 1.8 million equity shares, 16,000 equity shares and 24,000 equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition.   We had no foreign exchange contracts outstanding at September 30, 2017 and  December 31, 2016 and September 30, 2016. Generally, these transactions are not designated as hedges for accounting purposes, and, therefore changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.

The following table identifies the fair values of all derivatives held by the Company (in thousands):

		Asset Derivatives				Liability Derivatives
Statement of		Fair Value			Statement of	Fair Value
Financial Condition		September 30,	December 31,	September 30,	Financial Condition	September 30,	December 31,	September 30,
Location		2017	2016	2016	Location	2017	2016	2016
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange	Receivable from
contracts	brokers	$-	$-	$-	Payable to brokers	$-	$-	$-
Sub total		$-	$-	$-		$-	$-	$-
Derivatives not designated as hedging
instruments under FASB ASC 815-20
Equity contracts	Investments in				Securities sold,
securities		$151	$127	$178	not yet purchased	$501	$37	$33
Foreign exchange	Receivable from
contracts	brokers	-	-	-	Payable to brokers	-	-	-
Sub total		$151	$127	$178		$501	$37	$33
Total derivatives		$151	$127	$178		$501	$37	$33

The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign exchange contracts	Net gain/(loss) from investments	$-	$-	$-	$1,373
Equity contracts	Net gain/(loss) from investments	(456)	159	(490)	204
Total		$(456)	$159	$(490)	$1,577

The Company is a party to enforceable master netting arrangements for swaps entered into with major U.S. financial institutions as part of the investment strategy of the Company’s proprietary portfolio.  They are typically not used as hedging instruments.  These swaps, while settled on a net basis with the counterparties are shown gross in assets and liabilities on the condensed consolidated statements of financial condition.  The swaps have a firm contract end date and are closed out and settled when each contract expires.

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Assets Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Assets	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Swaps:	(In thousands)
September 30, 2017	$151	$-	$151	$(151)	$-	$-
December 31, 2016	96	-	96	(9)	-	87
September 30, 2016	$178	$-	$178	$(14)	$-	$164

				Gross Amounts Not Offset in the
				Statements of Financial Condition
	Gross	Gross Amounts	Net Amounts of
	Amounts of	Offset in the	Liabilities Presented
	Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities	Financial Condition	Financial Condition	Instruments	Pledged	Net Amount
Swaps:	(In thousands)
September 30, 2017	$500	$-	$500	$(151)	$-	$349
December 31, 2016	9	-	9	(9)	-	-
September 30, 2016	$14	$-	$14	$(14)	$-	$-

The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of available for sale investments as of September 30, 2017, December 31, 2016 and September 30, 2016:

	September 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$130,869	$-	$(132)	$130,737
Closed-end funds	65,180	25,535	(199)	90,516
Mutual funds	4,487	1,956	-	6,443
Total available for sale securities	$200,536	$27,491	$(331)	$227,696

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(14,299)	$135,701
Closed-end funds	62,890	17,760	-	80,650
Mutual funds	4,602	1,542	-	6,144
Total available for sale securities	$217,492	$19,302	$(14,299)	$222,495

	September 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(24,930)	$125,070
Closed-end funds	61,375	14,027	(10)	75,392
Mutual funds	4,614	1,898	-	6,512
Total available for sale securities	$215,989	$15,925	$(24,940)	$206,974

Changes in net unrealized gains, net of taxes, for the three months ended September 30, 2017 and September 30, 2016 of $1.7 million in gains and $9.3 million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2017 and September 30, 2016.  Return of capital on available for sale securities was $0.5 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.  Proceeds from sales of investments available for sale were approximately $0.2 million for the three months ended September 30, 2017.  For the three months ended September 30, 2017, gross gains on the sale of investments available for sale amounted to $0.1 million and were reclassified from other comprehensive income into net gain/(loss) from investments in the condensed consolidated statements of income.  There were no proceeds from the sales of investments available for sale and no gross gains on the sale of investments available for sale for the three months ended September 30, 2016.  There were no losses on the sale of investments available for sale for the three months ended September 30, 2017 or September 30, 2016.

Changes in net unrealized gains/(losses), net of taxes, for the nine months ended September 30, 2017 and September 30, 2016 of $14.2 million in gains and $4.8 million in losses, respectively, have been included in other comprehensive income, a component of equity, at September 30, 2017 and September 30, 2016.  Return of capital on available for sale securities was $1.3 million and $0.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.  Proceeds from sales of investments available for sale were approximately $0.3 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, gross gains on the sale of investments available for sale amounted to $0.2 million and $0.3 million and were reclassified from other comprehensive income into net gain/(loss) from investments in the condensed consolidated statements of income.  There were no losses on the sale of investments available for sale for the nine months ended September 30, 2017 or September 30, 2016.  The Company determines the cost of a security sold by using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following (in thousands):

September 30, 2017				December 31, 2016			September 30, 2016
		Unrealized			Unrealized			Unrealized
Cost		Losses	Fair Value	Cost	Losses	Fair Value	Cost	Losses	Fair Value

Common stocks	$130,869	$(132)	$130,737	$150,000	$(14,299)	$135,701	$150,000	$(24,930)	$125,070
Closed-end funds	1,864	(199)	1,665	-	-	-	3,162	(10)	3,152
Total available for sale securities
in unrealized loss position	$132,733	$(331)	$132,402	$150,000	$(14,299)	$135,701	$153,162	$(24,940)	$128,222

There were no losses on AFS securities deemed to be OTT for the three months ended September 30, 2017 and 2016.  For the nine months ended September 30, 2017, AC recognized a $19.1 million OTT on the GBL shares due to the magnitude and persistence of the unrealized loss. For the nine months ended September 30, 2016, the Company reflected $0.3 million of losses on AFS securities deemed to be OTT.

At September 30, 2017, two holdings with unrealized losses were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and our evaluation of issuer-specific and industry-specific considerations. One of these investments was a closed-end fund with diversified holdings across multiple companies and industries. This holding was impaired for nine months at September 30, 2017. The second holding was the GBL stock that was, as noted above, deemed to have an “other than temporary impairment” during the nine months ended September 30, 2017, but which has subsequently had further unrealized losses. These further losses were not deemed to be other-than-temporarily impaired. The value of the two holdings at September 30, 2017 was $132.4 million.  If these holdings continue to be impaired, we may need to record this impairment in a future period on the condensed consolidated statements of income for the amount of the unrealized losses which was $0.3 million at September 30, 2017.

At December 31, 2016, there was one holding in an unrealized loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it had been consecutively in a loss position and our evaluation of issuer-specific and industry-specific considerations. This holding was a common stock and was impaired for seven consecutive months.  The fair value of this holding exceeded its cost during the year ended December 31, 2016.

At September 30, 2016, there were two holdings in unrealized loss positions that were not deemed to be other-than-temporarily impaired due to the length of time that they had been in a loss position and our evaluation of issuer-specific and industry-specific considerations. One of these investments was a closed-end fund with diversified holdings across multiple companies and industries that had been impaired for one month. The second holding was a common stock that had been impaired for four months.

C. Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of September 30, 2017, December 31, 2016 and September 30, 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  Investments in certain entities that calculate net asset value per share and other investments that are not held at fair value are provided as separate items to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total amounts presented in the condensed consolidated statements of financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2017 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2017
Cash equivalents	$240,727	$-	$-	$-	$-	$240,727
Investments in partnerships	-	-	-	138,035	3,059	141,094
Investments in securities (including GBL stock):
AFS - Common stocks	130,737	-	-	-	-	130,737
AFS - Mutual funds	284	-	-	-	-	284
Trading - Gov't obligations	116,152	-	-	-	-	116,152
Trading - Common stocks	171,835	1	476	-	-	172,312
Trading - Mutual funds	3,633	-	-	-	-	3,633
Trading - Other	994	151	346	-	-	1,491
Total investments in securities	423,635	152	822	-	-	424,609
Investments in affiliated registered investment companies:
AFS - Closed-end funds	90,516	-	-	-	-	90,516
AFS - Mutual funds	6,159	-	-	-	-	6,159
Trading - Mutual funds	46,390	-	-	-	-	46,390
Total investments in affiliated
registered investment companies	143,065	-	-	-	-	143,065
Total investments	566,700	152	822	138,035	3,059	708,768
Total assets at fair value	$807,427	$152	$822	$138,035	$3,059	$949,495
Liabilities
Trading - Common stocks	$8,558	$-	$-	$-	$-	$8,558
Trading - Other	-	501	-	-	-	501
Securities sold, not yet purchased	$8,558	$501	$-	$-	$-	$9,059

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	December 31,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$314,082	$-	$-	$-	$-	$314,082
Investments in partnerships	-	-	-	125,527	3,871	129,398
Investments in securities (including GBL stock):
AFS - Common stocks	135,701	-	-	-	-	135,701
AFS - Mutual funds	500	-	-	-	-	500
Trading - Gov't obligations	119,823	-	-	-	-	119,823
Trading - Common stocks	81,696	1	461	-	-	82,158
Trading - Mutual funds	3,143	-	-	-	-	3,143
Trading - Other	1,062	127	283	-	-	1,472
Total investments in securities	341,925	128	744	-	-	342,797
Investments in affiliated registered investment companies:
AFS - Closed-end funds	80,650	-	-	-	-	80,650
AFS - Mutual funds	5,644	-	-	-	-	5,644
Trading - Mutual funds	45,351	-	-	-	-	45,351
Total investments in affiliated
registered investment companies	131,645	-	-	-	-	131,645
Total investments	473,570	128	744	125,527	3,871	603,840
Total assets at fair value	$787,652	$128	$744	$125,527	$3,871	$917,922
Liabilities
Trading - Common stocks	$9,947	$-	$-	$-	$-	$9,947
Trading - Other	-	37	-	-	-	37
Securities sold, not yet purchased	$9,947	$37	$-	$-	$-	$9,984

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2016 (in thousands)

	Quoted Prices in Active	Significant Other	Significant	Investments	Other Assets	Balance as of
	Markets for Identical	Observable	Unobservable	Measured at	Not Held at	September 30,
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	NAV (a)	Fair Value (b)	2016
Cash equivalents	$402,391	$-	$-	$-	$-	$402,391
Investments in partnerships	-	-	-	125,977	2,221	128,198
Investments in securities (including GBL stock):
AFS - Common stocks	125,070	-	-	-	-	125,070
AFS - Mutual funds	481	-	-	-	-	481
Trading - Gov't obligations	24,995	-	-	-	-	24,995
Trading - Common stocks	76,570	-	461	-	-	77,031
Trading - Mutual funds	3,031	-	-	-	-	3,031
Trading - Other	476	178	280	-	-	934
Total investments in securities	230,623	178	741	-	-	231,542
Investments in affiliated registered investment companies:
AFS - Closed-end funds	72,240	3,152	-	-	-	75,392
AFS - Mutual funds	6,031	-	-	-	-	6,031
Trading - Mutual funds	44,799	-	-	-	-	44,799
Total investments in affiliated
registered investment companies	123,070	3,152	-	-	-	126,222
Total investments	353,693	3,330	741	125,977	2,221	485,962
Total assets at fair value	$756,084	$3,330	$741	$125,977	$2,221	$888,353
Liabilities
Trading - Common stocks	$3,948	$-	$-	$-	$-	$3,948
Trading - Other	-	267	-	-	-	267
Securities sold, not yet purchased	$3,948	$267	$-	$-	$-	$4,215

(a)	Includes certain investments measured at fair value using NAV (or its equivalent) as a practical expedient. These investments have not been classified in the fair value hierarchy.
(b)
Includes certain equity method investments which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

The following tables present additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2017 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June 30,	Unrealized Gains or		Included in	and			Transfers	September 30,
	2017	(Losses) in Income		Other	Unrealized			In and/or	2017
	Beginning		AFS	Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$510	$2	$-	$-	$2	$-	$-	$(36)	$476
Trading - Other	449	39	-	-	39	-	(142)	-	346
Total	$959	$41	$-	$-	$41	-	$(142)	$(36)	$822

There were no transfers between Level 1 and Level 2 during the three months ended September 30, 2017.  During the three months ended September 30, 2017, the Company transferred an investment with a value of approximately $36,000 from Level 3 to Level 1. The reclassification was due to increased availability of market price quotations and was based on the value at the beginning of the period in which the transfer occurred.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	June 30,	Unrealized Gains or		Included in	and			Transfers	September 30,
	2016	(Losses) in Income		Other	Unrealized			In and/or	2016
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$502	$(41)	$-	$-	$(41)	$-	$-	$-	$461
Trading - Other	296	4	-	-	4	-	(20)	-	280
Total	$798	$(37)	$-	$-	$(37)	$-	$(20)	$-	$741

There were no transfers between any Levels during the three months ended September 30, 2016.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2017 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers	September 30,
	2016	(Losses) in Income		Other	Unrealized			In and/or	2017
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$461	$51	$-	$-	$51	$-	$-	$(36)	$476
Trading - Other	283	46	-	-	46	167	(150)	-	346
Total	$744	$97	$-	$-	$97	$167	$(150)	$(36)	$822

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017.  During the nine months ended September 30, 2017, the Company transferred an investment with a value of approximately $36,000 from Level 3 to Level 1. The reclassification was due to increased availability of market price quotations and was based on the value at the beginning of the period in which the transfer occurred.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2016 (in thousands)

				Total
				Unrealized
				Gains or	Total
		Total Realized and		(Losses)	Realized
	December 31,	Unrealized Gains or		Included in	and			Transfers	September 30,
	2015	(Losses) in Income		Other	Unrealized			In and/or	2016
	Beginning	AFS		Comprehensive	Gains or			(Out) of	Ending
Asset	Balance	Trading	Investments	Income	(Losses)	Purchases	Sales	Level 3	Balance
Financial
instruments owned:
Trading - Common
stocks	$508	$(47)	$-	$-	$(47)	$-	$-	$-	$461
Trading - Other	305	(5)	-	-	(5)	-	(20)	-	280
Total	$813	$(52)	$-	$-	$(52)	$-	$(20)	$-	$741

There were no transfers between any Levels during the nine months ended September 30, 2016.

D.  Investments in Partnerships, Offshore Funds and Variable Interest Entities (“VIEs”)

The Company is general partner or co-general partner of various affiliated entities in which the Company has investments totaling $122.6 million, $112.3 million and $113.4 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also have investments in unaffiliated entities of $18.5 million, $17.1 million and $14.8 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively (“Unaffiliated Entities”).  On a quarterly basis, we evaluate each entity to determine the appropriate accounting treatment and related disclosures. If an entity qualifies as a variable interest entity (a “VIE”), we consolidate it if: (a) we are its primary beneficiary and absorb the majority of expected losses and receive the majority of expected gains; and (b) the unaffiliated investors lack substantive rights to either dissolve the entity or remove the general partner. If an entity qualifies as a voting interest entity (a “VOE”), we consolidate it if we control the entity through a majority voting interest or other means.

Based on the consolidation guidance, we have determined that three and two entities are required to be consolidated in our condensed consolidated financial statements for the periods ended September 30, 2017 and September 30, 2016, respectively. Certain of the consolidated entities invest their assets in other investment funds (a “Consolidated Feeder Fund” or “CFF”). Because the CFFs are investment companies under GAAP, they retain their specialized accounting and reflect their investments at fair value as described in Note C.

The following table highlights the number of entities that we consolidate as well as the basis under which they are consolidated:

Entities consolidated	CFFs		Partnerships		Offshore Funds		Total
	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs	VIEs	VOEs
Entities consolidated at December 31, 2015	1	2	-	2	1	-	2	4
Additional consolidated entities	-	-	1	-	-	-	1	-
Deconsolidated entities	(1)	(1)	-	(2)	(1)	-	(2)	(3)
Entities consolidated at September 30, 2016	-	1	1	-	-	-	1	1
Additional consolidated entities	-	-	-	-	-	-	-	-
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at December 31, 2016	-	1	1	-	-	-	1	1
Additional consolidated entities	-	-	-	-	-	1	-	1
Deconsolidated entities	-	-	-	-	-	-	-	-
Entities consolidated at September 30, 2017	-	1	1	-	-	1	1	2

The following table provides details of our investments in partnerships by the accounting method used and investment type (in thousands):

	September 30, 2017
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$8,297	$-	$-	$-	$-	$8,297
Equity Method	-	41,169	73,146	6,104	12,378	132,797

Total	$8,297	$41,169	$73,146	$6,104	$12,378	$141,094

	December 31, 2016
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$8,343	$-	$-	$-	$-	$8,343
Equity Method	-	33,202	70,745	6,761	10,347	121,055

Total	$8,343	$33,202	$70,745	$6,761	$10,347	$129,398

	September 30, 2016
	Investment Type
	Affiliated			Unaffiliated
	Consolidated
Accounting method	Feeder Funds	Partnerships	Offshore Funds	Partnerships	Offshore Funds	Total

Fair Value	$8,123	$-	$-	$-	$-	$8,123
Equity Method	-	40,516	64,810	5,438	9,311	120,075

Total	$8,123	$40,516	$64,810	$5,438	$9,311	$128,198

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for each category of consolidated entity (in thousands):

	September 30, 2017
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$234,124	$-	$119	$8,059	$242,302
Investments in securities (including GBL stock)	320,021	-	6,948	97,640	424,609
Investments in affiliated investment companies	195,401	-	-	(52,336)	143,065
Investments in partnerships	155,462	3,803	(8,936)	(9,235)	141,094
Receivable from brokers	8,208	-	2,217	5,328	15,753
Investment advisory fees receivable	1,445	(4)	(8)	-	1,433
Other assets	11,163	-	-	100	11,263
Total assets	$925,824	$3,799	$340	$49,556	$979,519
Liabilities and equity
Securities sold, not yet purchased	$8,585	$-	$-	$474	$9,059
Accrued expenses and other liabilities	19,031	15	28	11,059	30,133
Redeemable noncontrolling interests	-	3,784	312	38,023	42,119
Total equity	898,208	-	-	-	898,208
Total liabilities and equity	$925,824	$3,799	$340	$49,556	$979,519

	December 31, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$313,785	$-	$308	$-	$314,093
Investments in securities (including GBL stock)	336,459	-	6,338	-	342,797
Investments in affiliated investment companies	131,645	-	-	-	131,645
Investments in partnerships	133,794	3,964	(8,360)	-	129,398
Receivable from brokers	10,542	-	2,046	-	12,588
Investment advisory fees receivable	9,800	(8)	(8)	-	9,784
Other assets	12,298	-	-	-	12,298
Total assets	$948,323	$3,956	$324	$-	$952,603
Liabilities and equity
Securities sold, not yet purchased	$9,984	$-	$-	$-	$9,984
Accrued expenses and other liabilities	64,317	13	37	-	64,367
Redeemable noncontrolling interests	-	3,943	287	-	4,230
Total equity	874,022	-	-	-	874,022
Total liabilities and equity	$948,323	$3,956	$324	$-	$952,603

	September 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Assets
Cash and cash equivalents	$402,395	$-	$8	$-	$402,403
Investments in securities (including GBL stock)	224,996	-	6,546	-	231,542
Investments in affiliated investment companies	126,222	-	-	-	126,222
Investments in partnerships	132,564	3,730	(8,096)	-	128,198
Receivable from brokers	17,943	-	1,864	-	19,807
Investment advisory fees receivable	1,944	(7)	(5)	-	1,932
Other assets	14,707	-	-	-	14,707
Total assets	$920,771	$3,723	$317	$-	$924,811
Liabilities and equity
Securities sold, not yet purchased	$4,215	$-	$-	$-	$4,215
Accrued expenses and other liabilities	18,487	11	30	-	18,528
Redeemable noncontrolling interests	-	3,712	287	-	3,999
Total equity	898,069	-	-	-	898,069
Total liabilities and equity	$920,771	$3,723	$317	$-	$924,811

The following table includes the net impact by line item on the condensed consolidated statements of income for each category of consolidated entity (in thousands):

	Three Months Ended September 30, 2017
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$5,252	$(4)	$-	$-	$5,248
Total expenses	10,188	28	11	1,133	11,360
Operating loss	(4,936)	(32)	(11)	(1,133)	(6,112)
Total other income, net	6,522	32	22	936	7,512
Income (loss) before income taxes	1,586	-	11	(197)	1,400
Income tax provision	67	-	-	-	67
Net income (loss)	1,519	-	11	(197)	1,333
Net income (loss) attributable to noncontrolling interests	-	-	11	(197)	(186)
Net income attributable to AC Group	$1,519	$-	$-	$-	$1,519

	Three Months Ended September 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$5,456	$(4)	$(1)	$-	$5,451
Total expenses	9,910	29	9	-	9,948
Operating loss	(4,454)	(33)	(10)	-	(4,497)
Total other income, net	10,220	110	3	-	10,333
Income (loss) before income taxes	5,766	77	(7)	-	5,836
Income tax provision	1,807	-	-	-	1,807
Net income (loss)	3,959	77	(7)	-	4,029
Net income (loss) attributable to noncontrolling interests	-	77	(7)	-	70
Net income attributable to AC Group	$3,959	$-	$-	$-	$3,959

	Nine Months Ended September 30, 2017
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$15,345	$(13)	$(2)	$-	$15,330
Total expenses	30,959	103	32	1,133	32,227
Operating loss	(15,614)	(116)	(34)	(1,133)	(16,897)
Total other income (expense), net	(16)	191	61	936	1,172
Income (loss) before income taxes	(15,630)	75	27	(197)	(15,725)
Income tax provision	(8,667)	-	-	-	(8,667)
Net income (loss)	(6,963)	75	27	(197)	(7,058)
Net income (loss) attributable to noncontrolling interests	-	75	27	(197)	(95)
Net loss attributable to AC Group	$(6,963)	$-	$-	$-	$(6,963)

	Nine Months Ended September 30, 2016
	Prior to			Offshore
	Consolidation	CFFs	Partnerships	Funds	As Reported
Total revenues	$14,946	$(12)	$(2)	$-	$14,932
Total expenses	27,170	91	35	-	27,296
Operating loss	(12,224)	(103)	(37)	-	(12,364)
Total other income, net	21,522	414	42	-	21,978
Income before income taxes	9,298	311	5	-	9,614
Income tax provision	2,773	-	-	-	2,773
Net income	6,525	311	5	-	6,841
Net income (loss) attributable to noncontrolling interests	(46)	311	5	-	270
Net income attributable to AC Group	$6,571	$-	$-	$-	$6,571

Variable Interest Entities

With respect to each consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of these VIEs have no recourse to the Company’s general assets. In addition, the Company neither benefits from the VIE’s assets nor bears the related risks beyond its beneficial interest in the VIE.

The following table presents the balances of the VIE that is consolidated at   September 30, 2017, December 31, 2016 and September 30, 2016 and included on the condensed consolidated statements of financial condition as well as AC Group’s net interest in the VIE:

	September 30,	December 31,	September 30,
	2017	2016	2016
(In thousands)
Cash and cash equivalents	$119	$308	$8
Investments in securities	6,948	6,338	6,546
Receivable from brokers	2,217	2,046	1,864
Other assets	(8)	(8)	(5)
Accrued expenses and other liabilities	(28)	(37)	(29)
Redeemable noncontrolling interests	(312)	(287)	(288)
AC Group's net interests in consolidated VIE	$8,936	$8,360	$8,096

E. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2017 and September 30, 2016 was 4.8% and 31.0%, respectively.  The ETR in the third quarter of 2017 differs from the standard corporate tax rate of 34% primarily due to the benefit of (a) the adoption of ASU 2016-09 (as discussed below) and (b) the dividends received deduction. The ETR in the third quarter of 2016 differs from the standard corporate tax rate of 34% primarily due to the benefit of the dividends received deduction.

The ETR for the nine months ended September 30, 2017 and September 30, 2016 was 55.1% and 28.8%, respectively. The ETR for the nine months ended September 30, 2017 primarily differs from the standard corporate tax rate as a result of the benefit of (a) the adoption of ASU 2016-09, (b) the contribution of appreciated securities, and (c) the dividends received deduction. Due to the loss for the nine months ended September 30, 2017, the tax benefits noted above increase the ETR to 55.1%. The ETR for the nine months ended September 30, 2016 differs from the standard corporate tax rate of 34% primarily due to the benefit of the dividends received deduction. Since the nine months ended September 30, 2016 was a profit, the tax benefit reduced the ETR to 28.8%.

ASU 2016-09, which we adopted on January 1, 2017, simplifies several aspects of accounting for employee share-based payment transactions. Under ASU 2016-09, we recognize the tax benefit of the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes as part of income tax expense rather than additional paid-in capital.

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

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2017	2016
Basic:
Net income attributable to Associated Capital Group, Inc.'s shareholders	$1,519	$3,959
Weighted average shares outstanding	23,841	24,918
Basic net income attributable to Associated Capital Group, Inc.'s
shareholders per share	$0.06	$0.16
Diluted:
Net income attributable to Associated Capital Group, Inc.'s shareholders	$1,519	$3,959

Weighted average share outstanding	23,841	24,918
Dilutive restricted stock awards	-	301
Total	23,841	25,219
Diluted net income attributable to Associated Capital Group, Inc.'s
shareholders per share	$0.06	$0.16

	Nine Months Ended September 30,
	2017	2016
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(6,963)	$6,571
Weighted average shares outstanding	23,826	24,879
Basic net income/(loss) atttributable to Associated Capital Group, Inc.'s
shareholders per share	$(0.29)	$0.26

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(6,963)	$6,571

Weighted average shares outstanding	23,826	24,879
Dilutive restricted stock awards	-	315
Total	23,826	25,194
Diluted net income/(loss) attributable to Associated Capital Group, Inc.'s
shareholders per share	$(0.29)	$0.26

Diluted weighted average shares outstanding for the nine months ended September 30, 2017 exclude restricted stock awards as we have a net loss for that period and their inclusion would be anti-dilutive.

G. Stockholders’ Equity

Shares outstanding were 23.8 million, 24.3 million and 25.4 million on September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

Dividends

During each of the nine months ended September 30, 2017 and 2016, the Company declared dividends of $0.10 per share to class A and class B shareholders.

Voting Rights

The holders of Class A Common stock (“Class A Stock”) and Class B Common stock (“Class B Stock”) have identical rights except that (a) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (b) holders of each share class are not eligible to vote on matters relating exclusively to the other share class.

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders at the Company’s annual meeting held on May 3, 2016. The Plan seeks to provide incentives which will attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards.  A maximum of 2.0 million shares of Class A Stock have been reserved for issuance under the Plan.

On November 30, 2015, in connection with the Spin-off, the Company issued RSAs for 554,100 shares (“AC RSAs”) to employees who held RSAs for 554,100 GAMCO shares (“GAMCO RSAs”). All grants of the AC RSAs were recommended by the Company's Executive Chairman, who did not receive any RSAs, and approved by the Compensation Committee of the Board of Directors. The value of the AC RSAs, net of estimated forfeitures, is recognized as expense over the respective vesting period which is either (1) five years (30% three years and 70% five years from the date of grant, respectively), or (2) ten years (30% three years and 10% each year thereafter from the date of grant, respectively). During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates.  Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

The AC RSAs are in addition to any GAMCO RSAs which an employee held on the date of the Spin-off. The value of the GAMCO RSAs held by AC employees is recognized as expense by the Company over the remaining vesting period because the employees’ services are for the benefit of the Company. Terms of the GAMCO RSAs are the same as those of the AC RSAs above.

As of December 31, 2016 and September 30, 2016, there were 424,340 AC RSA shares and 427,290 AC RSA shares outstanding, respectively.  On June 1, 2017, the Compensation Committee of AC accelerated the vesting of all 420,240 outstanding AC RSAs effective June 15, 2017. As a result, the Company incurred incremental stock-based compensation of $2.5 million for the nine months ended September 30, 2017.

On August 7, 2017, the compensation committee of GAMCO’s Board of Directors accelerated the vesting of 201,120 GAMCO RSAs outstanding effective August 31, 2017. As a result, AC recorded an incremental $1.6 million of stock-based compensation for the three and nine months ended September 30, 2017 attributable to the GAMCO RSAs held by AC employees. There continue to be 164,050 GAMCO RSAs outstanding that were not vested as part of this acceleration, and the Company will recognize expense as these RSAs continue to vest.

For the three months ended September 30, 2017 and September 30, 2016, we recognized stock-based compensation expense of $1.9 million and $0.7 million, respectively. For the nine months ended September 30, 2017 and September 30, 2016, we recognized stock-based compensation expense of $5.2 million and $2.0 million, respectively. Please note that the Company’s stock-based compensation expense also includes an allocation of GAMCO related stock-based compensation expense with respect to GAMCO teammates who provide services to the Company under our services agreements with GAMCO.

Actual and projected stock-based compensation expense for RSA shares for the years ended December 31, 2016 through December 31, 2024 (based on AC and GAMCO awards currently issued or granted) is as follows (in thousands):

	2016	2017	2018	2019	2020	2021	2022	2023	2024
Q1	$644	$444	$67	$56	$26	$15	$10	$5	$1
Q2	644	2,920	64	56	22	15	10	5	1
Q3	727	1,862	59	51	18	12	7	3	1
Q4	449	83	56	48	15	10	5	1	-
Full Year	$2,464	$5,309	$246	$211	$81	$52	$32	$14	$3

The total projected compensation cost allocated to the Company related to non-vested GAMCO RSAs not yet recognized is approximately $0.7 million as of September 30, 2017.

H. Goodwill and Identifiable Intangible Assets

At September 30, 2017, $3.4 million of goodwill related to GCIA is separately disclosed on the condensed consolidated statements of financial condition. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required.  There were no indicators of impairment for the three months ended September 30, 2017 or September 30, 2016, and as such there was no impairment analysis performed or charge recorded.

I. Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2017.

The Company indemnifies the clearing brokers of G.research for losses they may sustain from the customer accounts that trade on margin introduced by it.  At September 30, 2017, the total amount of customer balances subject to indemnification (i.e. unsecured margin debits) was immaterial.  The Company has also entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements.  The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote.  The Company’s estimate of the value of such obligations is de minimis, and therefore no accrual has been made on the condensed consolidated financial statements.

J. Shareholder-Designated Contribution Plan

During the fourth quarter of 2016, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty-five cents per share based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  On February 8, 2017, the Company announced it had again adopted a Shareholder Designated Charitable Contribution program for all registered Class A and Class B shareholders. The Company recorded a cost of $4.9 million related to this contribution which was included in shareholder-designated contribution in the condensed consolidated statements of income.

K. Contractual Obligations

In June 2016, AC entered into a sublease agreement with GAMCO effective from April 1, 2016 through March 31, 2017.  The Company renewed the sublease agreement with GAMCO in March 2017 for an additional year. Future minimum lease commitments under this operating lease as of September 30, 2017 are as follows:

(In thousands)
2017	$94
2018	94
Total	$188

L. Subsequent Events

From October 1, 2017 to November 6, 2017, the Company repurchased 95,775 shares at an average price of $37.51 per share.

In addition, on November 6, 2017, the Board of Directors approved a semi-annual dividend of $0.10 per share to all of its Class A and Class B shareholders payable on January 10, 2018 to shareholders of record on December 27, 2017.

On October 3, 2017, GAMCO prepaid an additional $20 million of the GAMCO Note, reducing the principal outstanding to $50 million.

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

Overview

We are a Delaware corporation that provides alternative investment management, institutional research and underwriting services. In addition, we derive investment income/(loss) from proprietary trading of cash and other assets awaiting deployment in our operating businesses. On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).
We conduct our investment management business through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory assets. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.
We provide our institutional research and underwriting services through G.research, LLC (“G.research”) doing business as “Gabelli & Company”, an indirect wholly-owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”). G.research's revenues are derived primarily from institutional research services.
In connection with the Spin-off, GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250 million used to partially capitalize the Company. The GAMCO Note bears interest at 4% per annum and has a maturity date of November 30, 2020 with respect to its original principal amount. Interest on the GAMCO Note will accrue from the most recent date for which interest has been paid. Prior to November 30, 2019, at the election of GAMCO, payment of interest on the GAMCO Note may, in lieu of being paid in cash, be paid, in whole or in part, in kind (a “PIK Amount”). GAMCO will repay all PIK Amounts added to the outstanding principal amount of the GAMCO Note, in cash, on the fifth anniversary of the date on which each such PIK Amount was added to the outstanding principal amount of the GAMCO Note. GAMCO may prepay the GAMCO Note prior to maturity without penalty.
AC has received principal repayments totaling $180 million on the GAMCO Note, of which $10 million was received during the three months ended September 30, 2017 leaving an outstanding principal balance of $70 million. After application of the principal payments, $20 million and $50 million are due on November 30, 2019 and November 30, 2020, respectively.

In addition, GCIA purchased 4,393,055 shares of GAMCO Class A common stock in exchange for a note in the principal amount of $150 million (the “GCIA Note”).  In connection with the Spin-off, GAMCO contributed the GCIA Note to the Company.  As a result, the GCIA Note is now an intercompany obligation within the AC Group.

The Company is evaluating options for the GBL shares it holds which represent approximately 15% of GAMCO’s outstanding shares. The options being considered include:
·	an exchange offer of GBL shares for AC shares;
·	a dividend of GBL shares to AC shareholders; and
·	a sale of GBL stock.

The Company is considering these options for any, or all, of its GBL holdings.  No decision has been made at this time, and it is possible that none of these options will be pursued.

Francis J. Conroy, CPA will join the Company as interim CFO, effective November 7, 2017.

Mr. Conroy is currently with GGCP, the privately-held parent of AC, serving as special assistant to the CEO.  Mr. Conroy has an extensive career in finance and accounting with firms including Mezzacappa, Lazard, McKinsey and Catalyst Energy and was most recently with KKR Prisma from 2004 through 2016. He began his career with Arthur Andersen & Co. after receiving his MBA from Harvard Business School. Mr. Conroy completed his undergraduate degree in Business Administration, summa cum laude, at Fordham in 1979. He is a member of the Executive Committee of Fordham University President’s Council and a Director of Part of the Solution, Inc., an emergency food agency serving the Bronx.

Patrick Dennis, the current CFO, originally joined AC in November 2015 prior to the Spin-off and is resigning to pursue another opportunity.

Condensed Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of assets under management (“AUM”) in our funds and accounts, represent our largest source of revenue.   Growth in revenue depends on good investment performance, which influences the value of existing AUM, contributes to higher investment and lower redemption rates, and facilitates the ability to attract additional investors while maintaining current fee levels.  AUM growth also depends on access to various distribution channels, which can be impacted by several factors including performance and service.

Incentive fees generally consist of an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit, as defined in the agreements governing the investment vehicle.  We recognize incentive fees only when the measurement period has been completed or at the time of an investor redemption.

Institutional research services revenue consist of brokerage commissions derived from securities transactions executed on an agency basis or direct payments from institutional clients.  Commission revenues vary directly with the perceived value of the research, as well as account trading activity and new account generation.

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff.  Variable compensation paid to sales personnel and portfolio management generally represents 40% of adjusted revenues and is the largest component of total compensation costs.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits payable to Mario J. Gabelli or his designee for acting as Executive Chairman pursuant to his Employment Agreement so long as he is with the Company.

Other operating expenses include general and administrative operating costs and clearing charges and fees incurred by the brokerage business.

Other income and expenses include net gain/(loss) from investments (including both realized and unrealized gains and losses from trading securities and equity in earnings of investments in partnerships), interest and dividend income, and interest expense.  Net gains/(losses) from investments are derived from our proprietary investment portfolio consisting of various public and private investments.

Net income/(loss) attributable to non-controlling interests represents the share of net income/(loss) attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiary (through June 30, 2016) and net income/(loss) attributable to minority investors in funds and partnerships that we consolidate.  Please refer to Notes A and D in our consolidated financial statements included elsewhere in this report.

Consolidated Statement of Financial Condition
We ended the third quarter of 2017 with approximately $942 million in cash and investments, net of securities sold, not yet purchased of $9 million. This includes $359 million of cash and short term US treasuries; $299 million of securities, net, including 4.4 million shares of GAMCO stock; and $284 million invested in affiliated and third party funds and partnerships. Our liquid financial resources underpin our flexibility to pursue strategic objectives which may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.
Total shareholders’ equity was $898 million or $37.76 per share at September 30, 2017 compared to $874 million or $36.04 per share on December 31, 2016.  The increase in equity from the end of 2016 is driven primarily by prepayments of the GAMCO Note totaling $30 million offset by treasury stock purchases of $16 million during the period.

Adjusted Economic book value – a Non-GAAP measure

Management believes the analysis of Adjusted Economic book value ("AEBV") and AEBV per share, both non-GAAP financial measures, are useful in analyzing the Company's financial condition during the period in which it builds its core operating business. Under GAAP, the outstanding principal amount of the GAMCO Note, which was issued to the Company as part of the Spin-off transaction, is treated as a reduction of equity. As GAMCO makes principal payments, the Company's total equity will increase. Once the GAMCO Note is fully repaid, the Company's total equity and AEBV will be the same. AEBV and AEBV per share represent book value and book value per share, respectively, increased by the principal balance of the GAMCO Note.

AC has received principal repayments totaling $180 million on the GAMCO Note, of which $10 million was received during the three months ended September 30, 2017 leaving an outstanding principal balance of $70 million. After application of the principal payments, $20 million and $50 million are due on November 30, 2019 and November 30, 2020, respectively.

At September 30, 2017, December 31, 2016 and September 30, 2016, AEBV of the Company was $968 million, $974 million and $998 million, respectively, and the AEBV per diluted share was $40.70, $40.16 and $39.35, respectively, calculated as follows:

	Reconciliation of Total Equity to Adjusted Economic Book Value
	September 30, 2017		December 31, 2016		September 30, 2016
	Total	Per Share	Total	Per Share	Total	Per Share
Total equity as reported	$898,208	$37.76	$874,022	$36.04	$898,069	$35.41
Add: GAMCO Note	70,000	2.94	100,000	4.12	100,000	3.94
Adjusted Economic book value	$968,208	$40.70	$974,022	$40.16	$998,069	$39.35

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared To Three Months Ended September 30, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$2,587	$2,294
Institutional research services	2,584	2,992
Other	77	165
Total revenues	5,248	5,451
Expenses
Compensation	6,492	6,415
Management fee	-	641
Stock-based compensation	1,862	727
Other operating expenses	3,006	2,165
Total expenses	11,360	9,948
Operating loss	(6,112)	(4,497)
Other income (expense)
Net gain from investments	5,234	7,566
Interest and dividend income	2,347	2,833
Interest expense	(69)	(66)
Total other income, net	7,512	10,333
Income before income taxes	1,400	5,836
Income tax provision	67	1,807
Net income	1,333	4,029
Net income/(loss) attributable to noncontrolling interests	(186)	70
Net income attributable to Associated Capital Group, Inc.'s shareholders	$1,519	$3,959

Net income attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.06	$0.16
Diluted	$0.06	$0.16

Overview

Third quarter operating revenues decreased to $5.2 million from $5.5 million in the year ago quarter, reflecting advisory fees on higher average AUM offset by lower commissions generated by our institutional research operations.  Our operating loss for the quarter was $6.1 million versus an operating loss of $4.5 million in the comparable quarter of 2016.  The larger operating loss was driven by increased stock-based compensation costs of $1.1 million from the acceleration of GAMCO RSAs in the third quarter.  Other operating expenses increased $0.8 million primarily due to initial offering costs of a consolidated fund that launched during the quarter. Investment gains decreased to $5.2 million in the third quarter 2017 from $7.6 million in the prior year’s quarter.  Consequently, our current quarter net income declined to $1.5 million, or $0.06 per diluted share, from $4.0 million, or $0.16 per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $5.2 million for the quarter ended September 30, 2017 compared to $5.5 million for the quarter ended September 30, 2016.

We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $2.6 million for the 2017 quarter compared to $2.3 million for the prior year quarter, an increase of $0.3 million.  This increase is due to the increase in AUM to $1.545 billion in the third quarter of 2017 from $1.251 billion in the third quarter of 2016.  Incentive fees are generally not recognized until the measurement period ends, typically annually on December 31.  If the measurement period had instead ended on September 30, we would have recognized $0.4 million and $ 2.6 million for the quarters ended September 30, 2017 and 2016, respectively.

Institutional research services revenues in the current year’s third quarter decreased to $2.6 million, from the prior year’s period of $3.0 million due to a reduction in commissions generated by our institutional research operations.

Other revenue was $0.1 million for the third quarter of 2017 as compared to $0.2 million in the 2016 period.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $6.5 million for the quarter ended September 30, 2017, compared to $6.4 million for the quarter ended September 30, 2016.  Fixed compensation costs, which include salaries and benefits, increased to $3.8 million for the third quarter 2017 from $3.5 million in the 2016 period due to an increase in research analyst headcount.  Discretionary bonus accruals were $0.9 in the third quarter of 2017 and 2016.  The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios.  Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the three months ended September 30, 2017 and 2016, stock-based compensation was $1.9 million and $0.7 million, respectively, with the increase largely attributable to the accelerated vesting of GAMCO RSAs effective August 31, 2017.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mr. Gabelli pursuant to his employment agreement.  AC recorded no management fee expense in the third quarter of 2017 and $0.6 million in the prior year period, a reduction of $0.6 million attributable to the year to date pre-tax loss.

Other operating expenses were $3.0 million during the third quarter of 2017 compared to $2.2 million in prior year third quarter, an increase of $0.8 million primarily due to initial offering expenses relating to the consolidated fund the Company launched during the current quarter.

Other

Net gain from investments is directly related primarily to the performance of our trading securities and investments in partnerships.  Investment gains were $5.2 million in the 2017 quarter versus $7.6 million in the comparable 2016 quarter, primarily due to mark-to-market fluctuations in the value of our investments.

Interest and dividend income decreased to $2.3 million in the 2017 quarter from $2.8 million in the 2016 quarter primarily due to interest earned on the reduced balance of the GAMCO Note over the prior year.  Interest expense was $0.1 million in the third quarter of 2017 and 2016.

Nine Months Ended September 30, 2017 Compared To Nine Months Ended September 30, 2016

(Unaudited; in thousands, except per share data)
	2017	2016
Revenues
Investment advisory and incentive fees	$7,318	$6,586
Institutional research services	7,917	8,102
Other	95	244
Total revenues	15,330	14,932
Expenses
Compensation	19,696	18,168
Management fee	-	1,066
Stock-based compensation	5,226	2,015
Other operating expenses	7,305	6,047
Total expenses	32,227	27,296
Operating loss	(16,897)	(12,364)
Other income (expense)
Net gain/(loss) from investments	(1,018)	12,770
Interest and dividend income	7,295	9,762
Interest expense	(210)	(554)
Shareholder-designated contribution	(4,895)	-
Total other income/(expense), net	1,172	21,978
Income/(loss) before income taxes	(15,725)	9,614
Income tax provision	(8,667)	2,773
Net income/(loss)	(7,058)	6,841
Net income/(loss) attributable to noncontrolling interests	(95)	270
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(6,963)	$6,571

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$(0.29)	$0.26
Diluted	$(0.29)	$0.26

Overview

Operating revenues for the first nine months of 2017 rose to $15.3 million from $14.9 million in the year ago period, reflecting advisory fees on higher average AUM offset by lower commissions generated by our institutional research operations.  However, our operating loss for the nine months ended September 30, 2017 increased to $16.9 million from $12.4 million in the comparable period. The larger operating loss was driven by an increase in expenses primarily due to: (a) increased stock-based compensation costs of $3.2 million from the acceleration of AC and GAMCO RSAs in 2017; (b) a $0.9 million increase in compensation costs relating to payouts on investment gains and on higher investment advisory fees; and (c) $1.1 million of operating expenses for a consolidated fund launched in the current quarter.

For the nine months ended September 30, 2017, the Company recorded a non-cash mark-to-market loss (since inception) of $19.1 million on shares of GAMCO.  In addition, the Company incurred an expense of $4.9 million for its second Shareholder Designated Charitable Contribution Program (as described below); in 2016 the expense for the initial Shareholder Designated Charitable Contribution program was recorded in the fourth quarter.  These items collectively resulted in a net loss of $7.0 million, or $0.29 per diluted share, for the nine months ended September 30, 2017 compared to net income of $6.6 million, or $0.26 per diluted share in the first nine months of 2016.

Revenues

Total revenues were $15.3 million for the nine months ended September 30, 2017, $0.4 million higher than total revenues of $14.9 million for the nine months ended September 30, 2016.

We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $7.3 million for the first nine months of 2017 compared to $6.6 million for the prior year period, an increase of $0.7 million or 10.6%.  This increase is due to the increase in AUM to $1.545 billion in at September 2017 from $1.251 billion at September 2016.  Incentive fees are generally not recognized until the measurement period ends, typically annually on December 31.  If the measurement period had instead ended on September 30, we would have recognized $3.5 million and $6.1 million for the nine months ended September 30, 2017 and 2016, respectively.  Institutional research services revenues in the current year’s first nine months of 2017 were $7.9 million versus $8.1 million in the prior year period.

Other revenue was $0.1 million for the nine months ended September 30, 2017 as compared to $0.2 million in the 2016 period.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $19.7 million for the nine months ended September 30, 2017, an increase from $18.2 million for the nine months ended September 30, 2016 due primarily to payouts on investment gains and on higher investment advisory fees.  Fixed compensation costs, which include salaries and benefits, increased to $11.6 million in the 2017 period from $11.0 million in the 2016 period.  Discretionary bonus accruals remained the same at $2.6 million in 2017 and 2016.  The remainder of the compensation expenses represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios.  Variable payouts on revenues and gains on investment portfolios were $5.5 million in the first nine months of 2017, $0.9 million higher than $4.6 million from the comparable 2016 period. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Stock-based compensation for the first nine months of 2017 was $5.2 million versus $2.0 million in the 2016 period due to the accelerated vesting of AC and GAMCO RSAs.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mr. Gabelli pursuant to his employment agreement.  AC recorded no management fee expense in the nine months ended September 30, 2017 and $1.1 million in the prior year period, a reduction of $1.1 million attributable the year to date pre-tax loss.

Other operating expenses were $7.3 million during the first nine months of 2017 compared to $6.0 million in the prior year period, an increase of $1.3 million due primarily to initial offering costs incurred by a consolidated fund the Company launched during the quarter.

Other

Net gain/(loss) from investments is directly related primarily to the performance of our trading securities and investment partnerships and an impairment of the value of AFS securities that were considered other than temporary (“OTT”).  Investment losses were $1.0 million in the 2017 period primarily due to a mark-to-market loss of $19.1 million on our shares of GAMCO treated as an OTT impairment and recognized through net income. Excluding the GAMCO write-down, we had an $18.1 million gain on our investments in the first nine months of 2017 versus a gain of $12.8 million in the comparable 2016 period due to mark-to-market fluctuations in the value of our portfolio.

Interest and dividend income declined to $7.3 million in the first nine months of 2017 from $9.8 million in the 2016 period due to interest earned on the lower principal amount of the GAMCO Note over the prior year.  Interest expense decreased to $0.2 million in the nine months ended September 30, 2017 as compared to $0.6 million in 2016.

During the fourth quarter of 2016, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty-five cents per share based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  On February 8, 2017, the Company announced it had again adopted a Shareholder Designated Charitable Contribution program for all registered Class A and Class B shareholders. The Company recorded a cost of $4.9 million related to this contribution which was included in shareholder-designated contribution in the condensed consolidated statements of income.

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

Assets under management were $1.545 billion as of September 30, 2017, an increase of 9.7% and 23.5% over the quarter and the prior twelve months, respectively. The increases were attributable to market appreciation and additional investor contributions, net of redemptions. Significantly, a new closed-end fund, The Gabelli Merger Plus+ Trust Ltd. (LSE: GMP), launched in July with over $100 million of AUM.

Table I: Fund Flows - 3rd Quarter 2017
		Market
	June 30,	appreciation/	Net cash	September 30,
	2017	(depreciation)	flows	2017

Event Merger Arbitrage	$1,202	$10	$183	$1,395
Event-Driven Value	142	3	(60)	85
Other	64	2	(1)	65
Total AUM	$1,408	$15	$122	$1,545

Table II: Fund Flows - Year to date September 30, 2017
		Market
	December 31,	appreciation/	Net cash	September 30,
	2016	(depreciation)	flows	2017

Event Merger Arbitrage	$1,076	$51	$268	$1,395
Event-Driven Value	133	7	(55)	85
Other	63	3	(1)	65
Total AUM	$1,272	$61	$212	$1,545

Table III: Assets Under Management by Quarter
				% Change From
	September 30,	June 30,	September 30,	June 30,	September 30,
	2017	2017	2016	2017	2016

Event Merger Arbitrage	$1,395	$1,202	$1,044	16.1	33.6
Event-Driven Value	85	142	144	(40.1)	(41.0)
Other	65	64	63	1.6	3.2
Total AUM	$1,545	$1,408	$1,251	9.7	23.5

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, securities held for investment purposes, and investments in funds and investment partnerships.  Cash and cash equivalents are comprised primarily of U.S. Treasury money market funds.  Although investments in partnerships and offshore funds are subject to restrictions as to the timing of redemptions, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:

	Nine Months Ended
	September 30,
	2017	2016
Cash flows provided by (used in):	(in thousands)
Operating activities	$(119,520)	$58,840
Investing activities	(1,975)	(2,554)
Financing activities	49,704	140,369
Net increase (decrease)	(71,791)	196,655
Cash and cash equivalents at beginning of period	314,093	205,750
Decrease in cash from deconsolidation	-	(2)
Cash and cash equivalents at end of period	$242,302	$402,403

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. Our revenues are highly correlated to the level of AUM and to its investment performance. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements as we build out our operating businesses.  At September 30, 2017, we had total cash and cash equivalents of $242.3 million and $699.7 million in investments.  Of these amounts, $8.2 million and $52.3 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

For the nine months ended September 30, 2017, cash used in operating activities was $119.5 million, a decrease of $178.4 million from cash provided in the prior year period of $58.8 million. Our sources of cash included a $60.1 million increase in payable to brokers, an increase in other than temporary losses on available for sale securities of $18.8 million, a $13.3 million reduction in contributions to partnerships, a $5.4 million decrease in investment advisory fees receivable and a $4.2 million decrease in other assets.  Cash uses included a $174.3 million increase in investments in trading securities, a $39.2 million increase in receivable from brokers, a decrease in accrued expenses and other liabilities of $38.1 million, a decline in net income/(loss) of $13.9 million, a $10.3 million decrease for income taxes payable and deferred tax liabilities, and a $5.8 million decrease in compensation payable.  Cash used in investing activities, related to purchases, proceeds from sales and return of capital distributions on available for sale securities, was $2.0 million in the nine months ended September 30, 2017.  Cash provided by financing activities in the first nine months of 2017 was $49.7 million primarily due to $30.0 million of principal payments on the GAMCO Note and contributions from redeemable noncontrolling interests of $38.2 million offset by treasury stock purchases of $15.9 million.

For the nine months ended September 30, 2016, cash provided by operating activities was $58.8 million.  Cash used in investing activities, related to purchases, sales and return of capital distributions on available for sale securities was $2.6 million in the first nine months of 2016.  Cash provided by financing activities in the first nine months of 2016 was $140.4 million.

G.research is subject to certain net capital requirements.   G.research computes its net capital under the alternative method permitted, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Securities Exchange Act of 1934.  The requirement was $250,000 for the broker-dealer at September 30, 2017.  At September 30, 2017, G.research had net capital, as defined, of approximately $10.1 million, exceeding the regulatory requirement by approximately $9.9 million.  Net capital requirements for our affiliated broker-dealer may increase to the extent it engages in other business activities in accordance with applicable rules and regulations.

Market Risk

Our primary market risk exposures are to changes in equity prices and interest rates.  Since a majority of our AUM is invested in equities, our financial results are subject to equity market risk as revenues from our investment management services are sensitive to stock market dynamics.  In addition, returns from our proprietary investment portfolio are exposed to interest rate and equity market risk.

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

Equity Price Risk

The Company earns a substantial portion of its revenue as advisory fees from investment partnership and separate account assets.  Such fees represent a percentage of AUM, and the majority of these assets are in equities.  Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in overall equity markets will likely have a corresponding effect on the Company's revenues.

Investments consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
(unaudited)
Investment in securities:
Government obligations	$116,152	$119,823
GBL stock	130,737	135,701
Common stocks	172,312	82,158
Mutual funds	3,917	3,643
Other investments	1,491	1,472
Total investments in securities	424,609	342,797

Investments in affiliated registered investment companies:
Closed-end funds	90,516	80,650
Mutual funds	52,549	50,995
Total investments in affiliated registered
investment companies	143,065	131,645

Investment in partnerships:
Investment in partnerships	141,094	129,398
Total investment in partnerships	141,094	129,398

Securities sold, not yet purchased:
Common stocks	(8,558)	(9,947)
Other investments	(501)	(37)
Total securities sold, not yet purchased	(9,059)	(9,984)

Total investments net of securities sold,
not yet purchased	$699,709	$593,856

We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $303.0 million and $217.9 million invested in common and preferred stocks at September 30, 2017 and December 31, 2016, respectively, $116.6 million and $31.0 million was invested by the Company in arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions.  Risk arbitrage generally involves investing in securities of companies that have announced corporate transactions with agreed upon terms and conditions, including pricing, and typically involves less market risk than holding common stocks in a trading portfolio.  The principal risk associated with merger arbitrage transactions is the inability of the companies involved to complete the transaction.

Of the investments in affiliated registered investment companies at September 30, 2017 and December 31, 2016, $58.3 million and $56.4 million, respectively, consisted of investment companies which invest in merger arbitrage opportunities.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.   At September 30, 2017 and December 31, 2016, the fair value of securities sold, not yet purchased was $9.1 million and $10.0 million, respectively.  Investments in partnerships totaled $141.1 million and $129.4 million at September 30, 2017 and December 31, 2016, respectively, $101.5 million and $91.8 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2017 and December 31, 2016.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

		Fair Value	Fair Value
		assuming	assuming
		10% decrease in	10% increase in
(unaudited)	Fair Value	equity prices	equity prices
At September 30, 2017:
Equity price sensitive investments, at fair value	$316,173	$284,556	$347,790
At December 31, 2016:
Equity price sensitive investments, at fair value	$304,836	$274,352	$335,320

Interest Rate Risk

Our exposure to interest rate risk principally results from our investment of excess cash in a related money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on the September 30, 2017 cash and cash equivalent balance of $242.3 million, a 1% increase in interest rates would increase our interest income by $2.4 million annually.  Given that our return on these cash equivalent investments in the current low interest rate environment is approximately 0.98% annually, an analysis of a 1% decrease is not meaningful.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our investment partnerships and separate accounts as well as our proprietary investment and trading activities.  At September 30, 2017, we had equity investments, including open-end funds and closed-end funds largely invested in equity products, of $451.5 million.  Included in this total are investments in open-end funds and closed-end funds of $147.0 million which seek to reduce market risk through the diversification of financial instruments within their portfolios. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices. These investments totaled $141.1 million at September 30, 2017, $101.5 million of which comprised partnerships which invest in risk arbitrage. Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment. The equity investment portfolio is recorded at fair value and will generally move in line with the equity markets.  The trading portfolio changes are recorded as net gain/(loss) from investments in the condensed consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the condensed consolidated statements of financial condition.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017.  Disclosure controls and procedures, as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There have been no changes in our internal control over financial reporting, as defined by Rule 13a-15(f), that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, operations or cash flows at September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended September 30, 2017:

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet be
	Shares	Shares, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
7/01/17 - 7/31/17	33,391	$33.63	33,391	115,705
8/01/17 - 8/31/17	47,641	33.33	47,641	1,068,064
9/01/17 - 9/30/17	30,315	34.68	30,315	1,037,749
Totals	111,347	$33.79	111,347

On August 3, 2017, the Board of Directors approved an increase in the share buyback authorization by 1,000,000 shares.

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Patrick Dennis
Name: Patrick Dennis
Title: Chief Financial Officer

Date: November 6, 2017