Form 10-K
period 2017-12-31
Associated Capital Group, Inc.
filed 2018-03-09
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $159,849,334.

As of March 1, 2018, 4,447,408 shares of class A common stock and 19,187,885 shares of class B common stock were outstanding. 18,423,741 shares of class B common stock were held by a subsidiary of GGCP, Inc. and 532,766 shares of class B common stock were held by executive officers and directors of GGCP, Inc.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2018 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Associated Capital Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2017

Index
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

We conduct our investment management business through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory assets. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Index
We provide our institutional research services operations through G.research, LLC (“G.research”) doing business as “Gabelli & Company”, an indirect wholly-owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Through G.research, we provide institutional research services as well as act as an underwriter primarily for affiliates of the Company. G.research is regulated by the Financial Industry Regulatory Authority (“FINRA”). G.research’s revenues are derived primarily from institutional research services. As of December 31, 2016, G.research was a wholly-owned subsidiary of GCIA. However, on January 23, 2017 all of the outstanding membership interests of G.research were transferred to Institutional Services Holdings, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of AC.

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

Through December 31, 2017, AC received principal repayments totaling $200 million on the GAMCO Note. The $50 million principal amount outstanding as of December 31, 2017 is due on November 30, 2020.

In addition, AC Group owns 4,393,055 shares of GAMCO Class A common stock via transactions that occurred in connection with the spin-off.

Alternative Investment Management

We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory clients, and income/(loss) from trading and investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of the portfolios’ levels of assets under management (“AUM”). Incentive fees are based on the percentage of profits derived from the investment performance. As of December 31, 2017, we managed a total of $1.5 billion in assets.

In our event-driven value funds, we seek investments trading at prices that differ from those determined using our proprietary “Private Market Value (PMV) with a Catalyst” methodology where we have identified a near-term catalyst to narrow the market difference to PMV. Catalysts can include a spin-off, stock buyback, asset sale, management change, regulatory change or accounting change.

In event merger arbitrage, the goal is to earn absolute returns (positive returns) regardless of the direction of the market. We have compounded returns at a 7.56% net CAGR since we launched our first partnership dedicated to investing in merger arbitrage situations. That is, $10 million invested in this fund in 1985 would today be worth more than $110 million. In addition, the value of such an investment would have exhibited significantly less volatility than that of broad equity indices.

The investment process begins with the announcement of an acquisition, where an acquirer makes an offer for all of the target company’s stock. The target’s shares usually trade at a discount, or spread, to the final deal price because of the time value of money, regulatory approval risks and other risks specific to the companies in the transaction.

Index
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

We generally manage assets on a discretionary basis and invest in a variety of U.S. and foreign securities utilizing a bottom up value investment style. Our managed funds primarily employ absolute return strategies with the objective of generating positive returns regardless of market performance.

We introduced our first alternative fund, a merger arbitrage partnership, Gabelli Arbitrage (renamed Gabelli Associates), in February 1985. An offshore version of the event merger arbitrage strategy was added in 1989. Building on our strengths in global event-driven value investing, several new Investment Partnerships have been added to balance investors’ geographic, strategy and sector needs. Today, we offer Investment Partnerships in multiple categories, including event merger arbitrage, event-driven value and others across a broad range of absolute return products. Within our event merger arbitrage strategy, as of December 31, 2017, we managed, either directly or indirectly, approximately $1.4 billion of assets for investors who seek positive returns not correlated to fluctuations of the general market. These funds seek to drive returns by investing mostly in announced merger and acquisition transactions that are primarily dependent on deal closure and less on the overall market environment. In event-driven value, as of December 31, 2017, we managed $91 million of assets focused on global markets. We also manage $66 million of assets in other Investment Partnerships designed to offer diversification by global economic and sectoral opportunities. These include sector, high yield, capital structure and venture capital or merchant banking portfolios. Since inception, we have been closely identified with, and have enhanced, the “value” style of investing consistent with our fundamental objective of providing an absolute return for our clients. Our investment objective is to earn a superior risk-adjusted return over the long-term through our proprietary fundamental research. We serve a wide variety of investors including private wealth management accounts, corporations, corporate pension and profit-sharing plans, foundations and endowments, as well as serving as sub-advisor to certain third-party investment funds.

Index
Assets Under Management

The following table sets forth AC’s total AUM for the dates shown.

Assets Under Management (a)
(in millions)

	Year Ended December 31,
	2017	2016	2015	2014	2013

Event Merger Arb	$1,384	$1,076	$869	$796	$691
Event-Driven Value (b)	91	133	145	167	140
Other (c)	66	63	66	77	76
Total AUM	$1,541	$1,272	$1,080	$1,040	$907

(a)	Includes separately managed accounts and Investment Partnerships.
(b)	Excluding event merger arbitrage.
(c)	Includes investment vehicles focused on private equity, merchant banking, non-investment-grade credit and capital structure arbitrage.

Institutional Research Services

Through G.research, doing business as “Gabelli & Company”, we provide institutional research services and act as an underwriter. G.research is regulated by FINRA. G.research’s revenues are derived primarily from institutional research services, underwriting fees and selling concessions. Our research analysts are industry-focused, following sectors based on our core competencies. They research companies across market capitalizations on a global basis. The primary function of the research team is to gather data, array the data, and then project and interpret data from which investment decisions can be made. Analysts publish their insights in the form of research reports and daily notes. In addition, G.research hosts conferences which bring together industry leaders and institutional investors. The objective of institutional research services is to provide superior investment ideas to investment decision makers. A significant portion of our institutional research services and underwriting revenues are from GAMCO and its affiliates. We can provide no assurance that GAMCO and its affiliates will continue to use our institutional research and underwriting services to the same extent in the future.

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

G.research generates institutional research services revenues via hard dollar payments or through securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (e.g., hedge funds and asset managers) as well as affiliated mutual funds and managed accounts. Institutional research services revenues totaled $12.2 million, $12.6 million, and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Pursuant to research services agreements, GAMCO Asset Management Inc. paid $2.2 million, $1.5 million and $0.7 million and Gabelli Funds, LLC paid $2.3 million, $1.5 million and $0.8 million to the Company for the years ended December 31, 2017, 2016 and 2015, respectively. Gabelli Funds, LLC and GAMCO Asset Management Inc. are both wholly-owned subsidiaries of GAMCO. G.research earned $4.5 million, $5.2 million and $4.9 million, or approximately 60%, 63% and 59%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC, and clients advised by GAMCO Asset Management Inc. for the years ended December 31, 2017, 2016 and 2015, respectively. G.research continues to pursue expansion of third party and affiliated activities.

Index
Proprietary Trading

We received a substantial portfolio of cash and investments held by GAMCO prior to the spin-off. We expect to use this proprietary investment portfolio to provide seed capital for new products, expand our geographic presence, develop new markets and pursue strategic acquisitions, alliances and lift-outs, as well as for shareholder compensation in the form of share repurchases and dividends. Our proprietary portfolios are largely invested in products we manage or that are managed by GAMCO.

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

Continuing an Active Fundamental Investment Approach

We began managing hedge fund assets in 1985, when we launched our first merger arbitrage fund. Our results through market cycles clearly demonstrate our core competence in event driven investing. Our “Private Market Value (PMV) with a Catalyst™” investing remains the principal management philosophy guiding our investment operations. This method is based on investing principles articulated by Graham & Dodd, and further augmented by our founder Mario J. Gabelli.

Growing our Investment Partnerships Advisory Business

We intend to grow our Investment Partnerships advisory business by gaining share with existing products and introducing new products within our core competencies, such as event and merger arbitrage. In addition, we intend to grow internationally.

Capitalizing on Acquisitions, Alliances and Lift-outs

We intend to leverage our research and investment capabilities by pursuing acquisitions, alliances and lift-outs that will broaden our product offerings and add new sources of distribution.

Pursuing Partnerships and Joint Ventures

We plan to pursue partnerships and joint ventures with firms that fit with AC’s product quality and that can provide Asian/European distribution capabilities that would complement our U.S. equity product expertise. We expect to target opportunities for investors interested in non-market correlated returns.

Growing our Institutional Research Services Operations

We intend to grow our Institutional Research Services by growing our client base and by increasing our interactions with existing clients to generate greater trading activity and payment flow.

Index
Continuing Our Sponsorship of Industry Conferences

G.research sponsors industry conferences and management events throughout the year. At these conferences, senior management from leading companies share their thoughts on the industry, competition, regulation and the challenges and opportunities in their businesses with portfolio managers and securities analysts. These meetings are an important component of the research services provided to institutional clients. In 2017, G.research hosted meetings covering the following sectors:

Pump, Valve, & Water Systems
Waste & Environmental Services
Specialty Chemicals
Omaha Research Trip
Movie & Entertainment
Television & Broadcasting
Aircraft Supplier & Connectivity
Automotive Aftermarket

We also have a tradition of sponsoring institutional investor symposia that bring together prominent portfolio managers, members of academia and other leading business professionals to present, discuss and debate current issues and topics in the investment industry. These symposia have included:

2017:	“Digital Evolution within Financial Services”
2015:	“Capital Allocation – The Tug of War”
2013:	“Value Investing 20 Years Later: A Celebration of the Roger Murray Lecture Series”
2006:	“Closed-End Funds: Premiums vs. Discounts, Dividends and Distributions”
2003:	“Dividends, Taxable versus Non-Taxable Issues”
2001:	“Virtues of Value Investing”
1998:	“The Role of Hedge Funds as a Way of Generating Absolute Returns”
1997:	“Active vs. Passive Stock Selection”

Attracting and Retaining Experienced Professionals

Our ability to attract and retain highly experienced investment and other professionals with a long-term commitment to the Company and our clients is a significant factor in our long-term growth. We offer significant variable compensation that provides incentives to our staff. We expect to increase the scope of our investment management capabilities, add portfolio managers and other investment personnel, and expand our product offerings.

Competition

The alternative asset management industry is intensively competitive. We face competition in all aspects of our business from other managers in the United States and globally. We compete with alternative investment management firms, insurance companies, banks, brokerage firms and financial institutions that offer products that have similar features and investment objectives. Many of these investment management firms are subsidiaries of large diversified financial companies and may have access to greater resources not available to us. Many are larger in terms of AUM and revenues and, accordingly, have larger sales organizations and marketing budgets. Historically, we have competed primarily on the basis of the long-term investment performance of our investment products. However, we have recently taken steps to increase our distribution channels, brand awareness and marketing efforts.

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

Index
Intellectual Property

Service marks and brand name recognition are important to our business. We have rights to the service marks under which our products are offered. We have rights to use the “Gabelli” name, and the “GAMCO” brand, pursuant to a Service Mark and Name License Agreement, a non-exclusive, royalty-free perpetual license agreement we have entered into with GAMCO (the “Service Mark and Name License Agreement”). We can use these names with respect to our funds, collective investment vehicles, Investment Partnerships and other investment products pursuant to the Service Mark and Name License Agreement. The Service Mark and Name License Agreement has a perpetual term, subject to termination only in the event we are not in compliance with the quality control provisions in the Service Mark and Name License Agreement. Pursuant to an assignment agreement signed in 1999, Mario J. Gabelli had assigned to GAMCO all of his rights, title and interests in and to the “Gabelli” name for use in connection with investment management services and institutional research services. In addition, the funds managed by Mario J. Gabelli outside GAMCO and AC have entered into a license agreement with GAMCO permitting them to continue limited use of the “Gabelli” name under specified circumstances.

Regulation

Virtually all aspects of our businesses are subject to federal, state and foreign laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and investors, the markets and customers of broker-dealers. Under such laws and regulations, agencies that regulate investment advisors and broker-dealers have broad powers, including the power to limit, restrict or prohibit such an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such an event, the possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, injunctions, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment advisor and other registrations, censures and fines.

Global Regulatory Reform

We are subject to numerous regulatory reform initiatives in countries where we do business. Any initiative, or new laws or regulations or changes in enforcement of existing laws or regulations, could materially and adversely impact the scope or profitability of AC’s business activities, lead to business disruptions, require AC to change certain business practices and expose AC to additional costs (including compliance and legal costs), as well as reputational harm. AC’s profitability also could be materially and adversely affected by modification of the rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

Dodd-Frank Wall Street Reform and Consumer Protection Act. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DFA”) was signed into law in the United States. The DFA is expansive in scope and led to the adoption of extensive regulations. As the impact of these rules becomes evident over time, it is not yet possible to predict the ultimate effects that the DFA, or subsequent regulations and decisions, will have upon AC’s business, financial condition and results of operations.

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

Index
Taxation. Our global business may be impacted by the Foreign Account Tax Compliance Act (“FATCA”), which was enacted in 2010 and introduced expansive new investor onboarding, withholding and reporting rules aimed at ensuring U.S. persons with financial assets outside of the United States pay appropriate taxes. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which we do business or have accounts. While many of these IGAs have been put into place, others have yet to be concluded. The Organization for Economic Cooperation and Development (“OECD”) has developed the Common Reporting Standard (“CRS”) to address the issue of offshore tax evasion on a global basis. Aimed at maximizing efficiency and reducing cost for financial institutions, the CRS provides a common standard for due diligence, reporting and exchange of financial account’s information. Pursuant to the CRS, participating jurisdictions will obtain from reporting financial institutions, and automatically exchange with partner jurisdictions on an annual basis, financial information with respect to all reportable accounts identified by financial institutions on the basis of common due diligence and reporting procedures. The first information exchanges began in 2017 on the basis of the information reported with respect to 2016. As a result, the Investment Partnerships will be required to report information on the investors of the Partnerships to comply with the CRS due diligence and reporting requirements, as adopted by the countries in which the Investment Partnerships are organized.

The FATCA and CRS rules will impact both U.S. and non-U.S. Investment Partnerships and separately managed accounts and subject us to extensive additional administrative burdens. Our business could also be impacted to the extent there are other changes to tax laws such as the recent tax reform legislation. Such changes could adversely affect our financial results.

Existing U.S. Regulation Overview

AC and certain of its U.S. subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the Department of Labor, FINRA and other regulatory bodies. Certain of our U.S. subsidiaries are also subject to anti-terrorist financing, privacy, anti-money laundering regulations and economic sanctions laws and regulations established by these agencies.

The Advisers Act

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

We derive a majority of our revenues from investment advisory services from investment management agreements. Under the Advisers Act, our investment management agreements may not be assigned without the client’s consent.

Broker-Dealer and Trading and Investment Regulation

G.research is a registered as broker-dealer with the SEC and is subject to regulation by FINRA and various states’ regulatory authorities. In its capacity as a broker-dealer, G.research is required to maintain certain minimum net capital amounts. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met. G.research’s net capital, as defined, met or exceeded all minimum requirements as of December 31, 2017. As a registered broker-dealer, G.research is also subject to periodic examination by FINRA, the SEC and the state regulatory authorities.

Our trading and investment activities for client accounts are regulated under the Exchange Act, as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation as well as technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies in the United States and globally. Violation of any of these laws and regulations could result in restrictions on our activities and damage our reputation.

Index
Potential Legislation Relating to Private Pools of Capital

We manage a variety of private pools of capital, including hedge funds. Congress, regulators, tax authorities and others continue to explore increased regulation related to private pools of capital, including changes with respect to investor eligibility, certain limitations on trading activities, record-keeping and reporting, the scope of anti-fraud protections, safekeeping of client assets, tax treatment and a variety of other matters. AC may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.

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

Laws and Other Issues Relating to Taking Significant Equity Stakes in Companies

Investments by AC and on behalf of our advisory clients and Investment Partnerships often represent a significant equity ownership position in an issuer’s equity. As of December 31, 2017, we had five percent or more beneficial ownership with respect to 108 equity securities (this is partially due to the fact that we may be deemed to be a member of “group” with GAMCO and therefore may be deemed to beneficially own the securities owned by that group). This activity raises frequent regulatory, legal and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ stockholder rights plans or “poison pills,” and various federal and state regulatory limitations, including state gaming laws and regulations, federal communications laws and regulations and federal and state public utility laws and regulations, as well as federal proxy rules governing stockholder communications and federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

Existing European Regulation Overview

Alternative Investment Fund Managers Directive. Our European business is impacted by the EU Alternative Investment Fund Managers Directive (“AIFMD”), which became effective on July 21, 2011. AIFMD regulates managers of, and service providers to, a broad range of alternative investment funds (“AIFs”) domiciled within and (depending on the precise circumstances) outside the EU. AIFMD also regulates the marketing of all AIFs inside the European Economic Area (“EEA”). AIFMD is being implemented in stages, which run through 2018. Compliance with AIFMD’s requirements restrict alternative investment fund marketing and impose additional compliance and disclosure obligations regarding remuneration, capital requirements, leverage, valuation, stakes in EU companies, depositaries, the domicile of custodians and liquidity management on AC. These new compliance and disclosure obligations and the associated risk management and reporting requirements will subject us to additional expenses.

Undertakings for Collective Investment in Transferable Securities. The EU has also adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”) impacting depositary functions, remuneration policies and sanctions. The latest initiative in this area, UCITS V, which became effective in September 2014, seeks to align the depositary regime, remuneration rules and sanctioning powers of regulators under the UCITS Directive with the requirements of AIFMD. UCITS V was required to be adopted in the national law of each EU member state during the second quarter of 2016. Similarly, in August 2014 ESMA revised the guidelines it initially published in 2012 on exchange-traded funds and other UCITS funds. The guidelines introduced new collateral management requirements for UCITS funds concerning collateral received in the context of derivatives using Efficient Portfolio Management (“EPM”) techniques (including securities lending) and over-the-counter derivative transactions. These rules required us to make changes to our collateral management arrangements applicable to the EPM of the UCITS funds for which GCIA acts as a sub-advisor. Compliance with the UCITS directives will cause us to incur additional expenses associated with new risk management and reporting requirements.

Index
Markets in Financial Instruments Directive. MiFID is the acronym for the European Union’s (“EU”) Markets in Financial Instruments Directive. MiFID has been in force since November 1, 2007 and its goal is to foster a competitive and level playing field between trading venues for financial instruments in the European Economic Area (“EEA”) and to improve investor protection across the EEA. After the 2008 financial crisis the European Commission (“EC”) determined to revise MiFID. In furtherance of this, the replacement directive was adopted by the EC on July 2, 2014 (together with its underlying directives, regulations and technical standards, “MiFID II”) and all EU Member States were required to fully implement MiFID II by January 3, 2018.

MiFID II creates specific new rules regarding the use of “soft dollars” to pay for research. A MiFID licensed investment firm that is providing portfolio management services or independent investment advisory services to clients may not pay for third party research with soft dollars generated through client trading activity. Research must be paid for either (i) by the investment firm out of its own resources or (ii) through a separate research payment account (“RPA”) for each client (SMA or pooled vehicle established by the investment firm) to pay for the research. While currently neither GCIA nor G.research is directly subject to MiFID II, GCIA may be invoiced separately by any EU brokers from whom it purchases research in the future and/or clients may begin to require that GCIA “unbundle” research payments from commission trading. To the extent G.research attempts to provide its institutional research services to EU based clients, those clients may also demand that G. research separately invoice them for trading and research.

The Financial Conduct Authority (“FCA”) currently regulates Gabelli Securities International (UK) Limited (“GSIL”), our MiFID licensed entity in the United Kingdom. Authorization by the FCA is required to conduct certain financial services related business in the United Kingdom under the Financial Services and Markets Act 2000. The FCA’s rules adopted under that Act govern the majority of a firm’s capital resources requirements, senior management arrangements, and conduct of business, interaction with clients and systems and controls. The FCA supervises GSIL through a combination of proactive engagement, event-driven and reactive supervision and thematic based reviews in order to monitor our compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against GSIL and/or its employees.

In addition, GSIL must comply with MiFID, the scope of which has been enhanced through MiFID II and sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. MiFID II also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms (the Capital Requirements Directive), which became effective in January 2014. These include requirements not only on capital, but address matters of governance and remuneration as well. The obligations introduced through these directives will have a direct effect on some of our European operations.

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

Regulatory Matters Generally

The investment management industry is likely to continue facing a high level of regulatory scrutiny and to become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest. In addition, the Commission has substantially increased its use of focused inquiries which request information from investment advisors and a number of fund complexes regarding particular practices or provisions of the securities laws. We participate in some of these inquiries in the normal course of our business. Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material adverse impact. Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed, or the insurance that we maintain to protect ourselves in case of client losses, will protect us from all potential liabilities.

Index
Employees

On February 28, 2018, we had a full-time staff of 71 teammates, of whom 46 served in the portfolio management, research and trading areas, 12 served in the marketing and shareholder servicing areas and 13 served in the administrative area. We also avail ourselves of services provided by GAMCO in accordance with the Transitional Services Agreement that were entered into with GAMCO as part of the spin-off.

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

We will, in general, remain as an emerging growth company for up to five full fiscal years following the spin-off. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we:

•	have more than $1 billion in annual revenue in a fiscal year;

•	issue more than $1 billion of non-convertible debt during the preceding three-year period; or

•
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

Index
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

Also, some of our directors, executive officers, portfolio managers and teammates own shares of GAMCO common stock and GAMCO restricted stock awards (“RSAs”) or other GAMCO equity awards. The ownership of this GAMCO common stock may create, or may create the appearance of, conflicts of interest.

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

Index
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

Index
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

Our businesses may be affected by new tax legislation or regulations, or the modification of existing tax laws and regulations, by U.S. or non-U.S. authorities. In particular, FATCA has introduced expansive new investor onboarding, withholding and reporting rules aimed at ensuring U.S. persons with financial assets outside of the United States pay appropriate taxes. The OECD has developed CRS to address the issue of offshore tax evasion on a global basis. Aimed at maximizing efficiency and reducing cost for financial institutions, the CRS provides a common standard for due diligence, reporting and exchange of financial account information. The FATCA and CRS rules will impact both U.S. and non-U.S. Investment Partnerships and separately managed accounts and subject Associated Capital to extensive additional administrative burdens.

Certain of our FATCA and CRS compliance are done by third parties, and we cannot be certain that they will always comply with applicable FATCA and CRS rules.

Index
We also manage significant assets in products and accounts that have specific tax and after-tax related objectives, which could be adversely impacted by changes in tax policy. Additionally, any new legislation or amendments to or modification of the interpretation of tax laws could impact Associated Capital’s corporate tax position. The U.S. Tax Cuts and Jobs Act enacted in December 2017 made significant changes to the corporate and individual tax rates, available income tax deductions and the treatment of other tax attributes. Many provisions of this legislation may be subject to further technical corrections and the adoption of implementing regulations.

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

Index
Risks Related to Our Business

Control by Mario J. Gabelli of a majority of the combined voting power of Associated Capital common stock may give rise to conflicts of interests.

Mario J. Gabelli, through his control and majority ownership of GGCP, Inc. (“GGCP”) and his individual ownership of Associated Capital common stock, will beneficially own a majority of our outstanding Associated Capital Class B Stock, representing approximately 98.6% voting control as of December 31, 2017. As long as Mario J. Gabelli indirectly beneficially owns a majority of the combined voting power of Associated Capital common stock, he will have the ability to elect all of the members of our Board and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the Associated Capital common stock. In addition, Mario J. Gabelli will be able to determine the outcome of all matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change in control of Associated Capital. As a result of Mario J. Gabelli’s control, none of our agreements with Mario J. Gabelli and other companies controlled by him can be assumed to have been arrived at through “arm’s-length” negotiations, although the parties endeavor to implement market-based terms. There can be no assurance that we would not have received more favorable terms, or offered less favorable terms to, an unaffiliated party.

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

Index
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

In addition, a substantial portion of our products’ AUM have “high-water marks.” This means that if an investor experiences losses in a given year, we will not be able to earn incentive allocation income with respect to such investor’s investment unless and until our investment performance surpasses the high-water mark. The incentive allocation income we earn is therefore dependent on the net asset value of each investor’s investment in our products. As of December 31, 2017, approximately 21.6% of our AUM was below a high-water mark. We can make no assurances that our investors will not experience losses in future years and, as a result, we may not earn incentive allocation income in those or subsequent years until such losses are earned back.

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

Index
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

Our AUM grew from approximately $230 million as of December 31, 1999 to $814 million as of December 31, 2004. Between December 31, 2004 and December 31, 2008, our AUM had declined to $295 million due to investment losses and redemptions experienced by our funds over that period. As of December 31, 2017, our AUM had grown to approximately $1.5 billion.

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

Our results of operations are affected by many economic factors, including the performance of the securities markets. During the 1990s, unusually favorable and sustained performance of the U.S. securities markets, and the U.S. equity market in particular, attracted substantial inflows of new investments in these markets. That contributed to significant market appreciation which, in turn, led to an increase in our AUM and revenues. More recently, the securities markets in general have experienced significant volatility, and such volatility may continue or increase in the future. At December 31, 2017, our AUM are primarily invested in equity securities. Any decline in the securities markets, in general, and the equity markets, in particular, could reduce our AUM and consequently reduce our revenues. In addition, any such decline in the equity markets, failure of these markets to sustain their prior levels of growth, or continued short-term volatility in these markets could result in investors withdrawing from the equity markets or decreasing their rate of investment, either of which would be likely to adversely affect us. Also, from time to time, a relatively high proportion of the assets we manage may be concentrated in particular economic or industry sectors. A general decline in the performance of securities in those industry sectors could have an adverse effect on our AUM and revenues.

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

Index
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

The loss of institutional research services and underwriting revenues from GAMCO and its affiliates would have an adverse effect on our results of operations, and we can provide no assurance that these revenues will continue.

Institutional research services revenues totaled $12.2 million, $12.6 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. G.research earned $4.5 million, $5.2 million and $4.9 million, or approximately 60%, 63% and 59%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC, and clients advised by GAMCO Asset Management Inc. for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, pursuant to research services agreements, GAMCO Asset Management Inc. and Gabelli Funds LLC paid in aggregate $4.5 million, $3.0 million and $1.5 million to the Company for the years ended December 31, 2017, 2016 and 2015, respectively. G.research also earned $0.2 million, $1.6 million and $0.0 million in underwriting revenues for the years ended December 31, 2017, 2016 and 2015, respectively. These underwriting revenues primarily related to funds affiliated with GAMCO. We can provide no assurance that these institutional research and underwriting revenues from GAMCO and its affiliates will continue, and the loss of these revenues would have an adverse effect on our results of operations.

We may have liability as a general partner or otherwise with respect to our Alternative Investments.

We act as general partner for investment partnerships, including arbitrage, event-driven long/short, sector focused and merchant banking limited partnerships. As a general partner of these partnerships, we may be held liable for the partnerships’ liabilities in excess of their ability to pay such liabilities. In addition, in certain circumstances, we may be liable as a control person for the acts of these investment partnerships. As of December 31, 2017, our AUM included approximately $452 million in these investment partnerships. A substantial adverse judgment or other liability with respect to these investment partnerships could have a material adverse effect on us.

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

Index
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

Index
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

Index
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

Our investment management activities are subject to regulatory rules and negotiated client guidelines. A failure to comply with these rules and guidelines could result in damage to our reputation, regulatory fines or in our clients seeking to recover losses, withdrawing their investments or terminating their contracts, any of which could cause our revenues and earnings to decline. There can be no assurance that the precautions and procedures that we have instituted and installed or the insurance we maintain to protect ourselves in case of client losses will protect us from potential liabilities.

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

Index
If third-party investors in our funds exercise their right to remove us as investment manager or general partner of our products, we would lose the AUM in such funds, which would eliminate our management fees and incentive allocation income derived from such products.

The governing agreements of most of our Investment Partnerships provide that, subject to certain conditions, third-party investors in those Investment Partnerships have the right, without cause, to vote to remove us as investment manager or general partner of the Investment Partnerships by a simple majority vote, resulting in the elimination of the AUM by those products and the management fees and incentive allocation income derived from those products. In addition to having a significant negative impact on our revenues, results of operations and cash flows, the occurrence of such an event would likely result in significant reputational damage to us.

If we were deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), as amended, and were required to register, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Given the nature of its assets, the Company may be deemed to be an “inadvertent” investment company as defined in Section 3(a)(1)(C) of the Investment Company Act and, if so, it may be required to be registered with the Commission as an investment company. While we believe that the Company’s assets and operations are structured so that it is not an investment company, there can be no assurance that the Commission would agree with the Company’s assessment. In addition, if the composition of the Company’s assets and/or operations were to change, the Company may be required to register as an investment company. In such case, the Company would be subject to significant restrictions imposed on its operations by the Investment Company Act, including limitations on capital structure and the ability to transact business with affiliates. These limitations could make it impractical for the Company to continue its business as contemplated and would have a material adverse effect on its business.

Risks Related to the Associated Capital Common Stock

The disparity in the voting rights among the classes of shares may have a potential adverse effect on the price of the Associated Capital Class A Stock.

The holders of Associated Capital Class A Stock and Associated Capital Class B Stock have identical rights except that holders of Associated Capital Class A Stock are entitled to one vote per share, while holders of Associated Capital Class B Stock are entitled to ten votes per share on all matters to be voted on by stockholders in general, and holders of shares of one class are not eligible to vote on matters relating exclusively to the other class. Mario J. Gabelli, through his control and majority ownership of GGCP and his individual ownership of Associated Capital common stock, beneficially owns a majority of the outstanding Associated Capital Class B Stock, representing approximately 96.4% voting control. As long as Mario J. Gabelli indirectly beneficially owns a majority of the combined voting power of the Associated Capital common stock, he will have the ability to elect all of the members of our Board and thereby control our management and affairs, including, among other things, any determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on the Associated Capital common stock. The differential in voting rights and the ability of Associated Capital to issue additional Associated Capital Class B Stock could adversely affect the value of the Associated Capital Class A Stock to the extent the investors, or any potential future purchaser of Associated Capital, view the superior voting rights of the Associated Capital Class B Stock to have value. While there is no current intention to issue additional Associated Capital Class B Stock, there is no prohibition on Associated Capital issuing additional shares of Associated Capital Class B Stock in the future.

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

Index
We cannot predict the prices at which the Associated Capital Class A Stock may trade.

The market price of the Associated Capital Class A Stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;
•	actual or anticipated reductions in our revenue, net earnings and cash flow resulting from actual or anticipated decline in AUM;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the failure of securities analysts to cover Associated Capital or changes in financial estimates by analysts;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	overall market fluctuations; and
•	general economic conditions.

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

We cannot predict how the investment community will value the GAMCO Note ($50 million outstanding as of December 31, 2017) given the GAAP accounting treatment as a reduction to book value.

For GAAP purposes, the amount of the GAMCO Note, which was issued by GAMCO to Associated Capital as part of the spin-off transaction, will be treated as a reduction in equity, rather than as an asset, during the period all or any portion of the GAMCO Note is outstanding. Management utilizes adjusted economic book value (“AEBV”), a non-GAAP measure, in its analysis of our financial condition. AEBV includes the outstanding value of the GAMCO Note as an asset. Management believes AEBV is useful in analyzing our financial condition during the period in which we build our core operating business. Upon issuance, the GAMCO Note was required to be paid down ratably over five years subject to prepayment at GAMCO’s option. As GAMCO pays down the note, Associated Capital’s GAAP book value will increase, and once the GAMCO Note is fully paid off, Associated Capital’s GAAP book value and AEBV will be the same. It is possible that the investment community will rely on the GAAP treatment of the GAMCO Note rather than on the non-GAAP AEBV, which may have an adverse effect on the value of our stock.

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

Index
The reduced disclosure requirements applicable to us as an “emerging growth company” may make Associated Capital common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company for up to five full fiscal years following the spin-off. We would cease to be an emerging growth company, and, therefore, become ineligible to rely on the above exemptions, if we (a) have more than $1 billion in annual revenue in a fiscal year, (b) issue more than $1 billion of non-convertible debt over a three-year period or (c) become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur after: (i) we have filed at least one annual report; (ii) we have been an SEC-reporting company for at least 12 months; and (iii) the market value of Associated Capital Class A Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We cannot predict if investors will find Associated Capital common stock less attractive because we may rely on these exemptions.

If some investors find Associated Capital Class A Stock less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for Associated Capital Class A Stock and our value may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

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

Mario J. Gabelli and his affiliates control a majority of the voting power of the Associated Capital common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of the Associated Capital Class A Stock:

•	we have a board that is composed of a majority of “independent directors,” as defined under the rules of the NYSE;
•	we have a compensation committee that is composed entirely of independent directors; and
•	we have a nominating/corporate governance committee that is composed entirely of independent directors.

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

Index
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

As of February 1, 2018, there were 132 holders of record and 23 holders of record of the Company’s Class A and Class B common stock, respectively. These figures do not include approximately 3,500 holders with Class A shares held under beneficial ownership in nominee name.

The following table sets forth the high and low prices of our Class A common stock since our spin-off from GAMCO and historical dividends declared per share to both Class A common stock and Class B common stock as reported by the NYSE.

	2016				2017
			Dividend Declared				Dividend Declared
	High	Low	Regular	Special	High	Low	Regular	Special

First Quarter	$30.40	$24.67	$0.10	$-	$39.35	$32.20	$-	$-
Second Quarter	30.89	27.58	-	-	36.30	32.60	0.10	-
Third Quarter	35.51	28.51	-	-	37.45	32.20	-	-
Fourth Quarter	35.96	32.25	0.10	-	38.82	33.10	0.10	-

Index
In December 2015, the Board of Directors established a stock repurchase program authorizing the Company to re-purchase up to 500,000 shares. Our stock repurchase program is not subject to an expiration date. The following table provides information with respect to the shares of our Class A Stock we repurchased during the quarter ended December 31, 2017:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/01/17 - 10/31/17	84,612	$37.53	84,612	953,137
11/01/17 - 11/30/17	33,067	35.42	33,067	920,070
12/01/17 - 12/31/17	29,284	33.96	29,284	890,786
Totals	146,963	$36.34	146,963

In addition to our on-going stock repurchase program, on December 30, 2016, with the approval of the Board of Directors, the Company entered into an agreement to purchase a block of 926,345 shares of Class A common stock from an unaffiliated third party for $31.05 per share, for total consideration of $28,763,012.

On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares. On August 3, 2017, the Board of Directors authorized the repurchase of an additional 1 million shares.

During the period from January 1, 2018 to March 8, 2018, we repurchased 3,971 shares at an average price per share of $33.99.

We are required to provide a comparison of the cumulative total return on our Class A common stock as of December 31, 2017 with that of a broad equity market index and either a published industry index or a peer group index selected by us. The following chart compares the return on the Class A common stock with the return on the S&P 500 Index and the SNL Asset Manager Index, an index comprised of 41 primarily U.S. publicly traded asset managers. The comparison assumes that $100 was invested in the Class A common stock and in each of the named indices on November 30, 2015 and includes the reinvestment of dividends. This chart is not intended to forecast future performance of our Class A common stock.

Index

	Nov. 30, 2015	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017

Associated Capital Group, Inc.	100.00	100.89	109.04	114.21
S&P 500 Index	100.00	98.42	110.19	134.25
SNL Asset Manager Index	100.00	92.59	97.95	130.07

We have adopted the 2015 Stock Award and Incentive Plan (the “Equity Compensation Plan”). A maximum of 2.0 million shares of Class A Stock have been reserved for issuance as approved by the Company’s stockholders at the annual meeting of stockholders held on May 3, 2016.

No awarded but unvested shares are outstanding under the Equity Compensation Plan as of December 31, 2017. The number of securities remaining available for future issuance under equity compensation plans is 1,459,400. The Company withdrew the registration statement covering the issuance of those securities as of December 29, 2017.

ITEM 6:	SELECTED FINANCIAL DATA

General

The selected historical financial data presented below has been derived in part from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and “Financial Statements and Supplementary Data” included in Item 8 of this report. Amounts included in the tables related to income statement data and balance sheet data are derived from audited financial statements.

Index
	Year Ended December 31,
Income Statement Data (in thousands)	2017	2016	2015
Revenues
Investment advisory and incentive fees	$14,551	$18,320	$12,635
Institutional research services	12,199	12,634	9,927
Other revenues	165	273	280
Total revenues	26,915	31,227	22,842
Expenses
Compensation	30,644	30,968	26,343
Stock-based compensation	5,879	2,464	4,931
Management fee	713	1,593	(309)
Other operating expenses	10,065	8,434	6,189
Total expenses	47,301	43,459	37,154
Operating loss	(20,386)	(12,232)	(14,312)
Other income (expense)
Net gain from investments	20,598	19,909	8,276
Interest and dividend income	10,501	12,669	4,720
Interest expense	(227)	(590)	(1,260)
Shareholder-designated contribution	(4,222)	(5,411)	-
Total other income, net	26,650	26,577	11,736
Income (loss) before income taxes	6,264	14,345	(2,576)
Income tax provision (benefit)	(2,420)	3,876	(1,685)
Net income (loss)	8,684	10,469	(891)
Net income (loss) attributable to noncontrolling interests	(153)	251	(780)
Net income (loss) attributable to Associated Capital Group, Inc.’s shareholders	$8,837	$10,218	$(111)

Net income (loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic	$0.37	$0.41	$-
Diluted	$0.37	$0.41	$-

Weighted average shares outstanding:
Basic	23,792	24,870	24,887
Diluted	23,925	25,175	25,170

Actual shares outstanding at December 31st (a)	23,639	24,255	25,440

Dividends declared per share:	$0.20	$0.20	$-

See accompanying notes.

(a)	Includes unvested RSAs of 0, 424,340 and 553,100 at December 31, 2017, 2016 and 2015, respectively.

	December 31,
Balance Sheet Data (in thousands)	2017	2016	2015

Total assets	$1,006,915	$952,603	$836,748
Long-term obligations	-	-	-
Other liabilities and noncontrolling interest	88,768	78,581	85,199
Total liabilities and noncontrolling interest	88,768	78,581	85,199
Total equity	$918,147	$874,022	$751,549

	Year Ended December 31,
Assets Under Management (in millions)	2017	2016	2015

Event Merger Arb	$1,384	$1,076	$869
Event-Driven Value	91	133	145
Other	66	63	66
Total AUM	$1,541	$1,272	$1,080

Index
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the year ended December 31, 2017, AC received principal repayments totaling $50 million on the GAMCO Note. Following these prepayments, the $50 million principal amount outstanding as of December 31, 2017 is due on November 30, 2020.

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

The combined consolidated statement of income for the period ended December 31, 2015 includes allocations for certain support functions that were provided on a centralized basis by GAMCO and not historically recorded at the business unit level. These expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on a pro-rata basis of headcount or other measures. Management believes the assumptions underlying the combined consolidated financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined consolidated financial statement may not include all of the actual expenses that would have been incurred by the Company and may not reflect its combined results of operations, financial position and cash flows had it been a separate, standalone company during the periods presented. Actual costs that would have been incurred if the Company had been a separate, standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. References within these Notes to the consolidated financial statements for the years ended December 31, 2017 and 2016 and the combined consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 31, 2015 shall hereinafter be referred to as the consolidated statements of income, comprehensive income, equity, and cash flows or consolidated financial statements.

Index
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

Interim Chief Financial Officer

Francis J. Conroy, CPA joined the Company as Interim Chief Financial Officer effective November 7, 2017. Mr. Conroy succeeded Patrick Dennis who originally joined AC in November 2015 prior to the Company’s spin-off from GAMCO.

Reclassification

The Company has reclassified certain prior-period amounts to conform to the current-period presentation. For presentation of 2017 results, the Company reported revenue from its research services agreement with affiliates in “Institutional Research Services Revenue” instead of “Other Revenue”. The reclassification did not impact total revenues, operating expenses, operating income/(loss), net income, or equity.

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

Index
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

Net income/(loss) attributable to noncontrolling interests represents the share of net income attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries and net income attributable to third party limited partners of certain partnerships and offshore funds we consolidate. Please refer to Notes A and D in our consolidated financial statements included elsewhere in this report.

Consolidated Statements of Financial Condition

We ended the 2017 year with approximately $932 million in cash and investments, net of securities sold, not yet purchased of $6 million. This includes $347 million of cash and short term US treasuries; $293 million of securities, net, including 4.4 million shares of GAMCO valued at $130 million; and $292 million invested in affiliated and third party funds and partnerships. Our financial resources underpin our flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.

Total shareholders’ equity was $918 million or $38.84 per share on December 31, 2017, compared to $874 million or $36.04 per share on December 31, 2016. Note that these shareholders’ equity per share calculations are a non-GAAP measurement calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2016 was largely attributable to prepayments of the GAMCO Note totaling $50 million.

The Company also reviews an analysis of adjusted economic book value (“AEBV”), and AEBV per share, a non-GAAP financial measure that management believes is useful for analyzing AC’s financial condition because it reflects the impact on book value if and when the GAMCO Note is paid down. The GAMCO Note that was issued as part of the spin-off transaction is not treated as an asset for GAAP purposes, but as a reduction in equity, and will continue to be reflected as a reduction in equity in future periods in the amount of the principal then outstanding. As the GAMCO Note pays down, the Company’s total equity will increase, and once the GAMCO Note is fully repaid, the Company’s total equity and AEBV will be the same. At December 31, 2017, AEBV for the Company was $968 million and the AEBV per share was $40.96 per share. The reconciliation of GAAP book value and GAAP book value per share to AEBV and AEBV per share at December 31, 2017 is shown below (in thousands, except for per share data):

Reconciliation of Total Equity to Adjusted Economic Book Value

	Total	Per Share
Total equity as reported	$918,147	$38.84
Add: GAMCO Note	50,000	2.12
Adjusted Economic book value	$968,147	$40.96

Our primary goal is to use our liquid resources to opportunistically and strategically grow book value and net income. While this goal is a priority, if opportunities are not present with what we consider a margin of safety, we will consider alternatives to return capital to our shareholders, including stock repurchases and dividends.

Index
Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,						CAGR (a)
	2017		2016	2015	2014	2013	2017/2013

Event Merger Arb	$1,384		$1,076	$869	$796	$691	19.0%
Event-Driven Value	91		133	145	167	140	(10.2)
Other	66		63	66	77	76	(3.5)
Total AUM	$1,541	(b)	$1,272	$1,080	$1,040	$907	14.2%

(a) Compound annual growth rate.
(b) Includes $235 million of proprietary capital.

Our gross cash inflows by product line were as follows (dollars in millions):

	Year Ended December 31,
	2017	2016	2015	2014	2013

Event Merger Arb	$559	$297	$166	$162	$79
Event-Driven Value	13	1	39	45	38
Other	-	1	2	5	6
Total Cash Inflows	$572	$299	$207	$212	$123

Our gross cash outflows by product line were as follows (dollars in millions):

	Year Ended December 31,
	2017	2016	2015	2014	2013

Event Merger Arb	$(313)	$(148)	$(119)	$(68)	$(137)
Event-Driven Value	(65)	(18)	(54)	(21)	(36)
Other	(2)	(9)	(12)	(5)	(13)
Total Cash Outflows	$(380)	$(175)	$(185)	$(94)	$(186)

Our net investment returns by product line were as follows (dollars in millions):

	Year Ended December 31,
	2017	2016	2015	2014	2013

Event Merger Arb	$62	$58	$26	$11	$28
Event-Driven Value	10	5	(7)	3	14
Other	5	5	(1)	1	8
Total Net Appreciation/(Depreciation)	$77	$68	$18	$15	$50

The majority of these assets have calendar year-end measurement periods; therefore, our incentive fees are primarily recognized in the fourth quarter.

Index
Operating Results for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Revenues

Total revenues were $26.9 million for the year ended December 31, 2017, $4.3 million lower than total revenues of $31.2 million for the year ended December 31, 2016. Total revenues by type were as follows (dollars in thousands):

	Year Ended December 31,		Decrease
	2017	2016	$	%
Investment advisory and incentive fees	$14,551	$18,320	$(3,769)	-20.6%
Institutional research services	12,199	12,634	(435)	(3.4)
Other revenues	165	273	(108)	(39.6)
Total revenues	$26,915	$31,227	$(4,312)	-13.8%

Investment advisory and incentive fees: We earn advisory fees based on the level of average AUM in our products. Investment advisory income is directly influenced by the amount of average AUM and the fee rates applicable to various accounts.

Advisory fees were $9.9 million for 2017 compared to $8.9 million for 2016, an increase of $1.0 million. This increase is a result of the increase in average AUM over the period.

Incentive fees are directly related to the gains generated for our clients. We earn a percentage, usually 20%, of the economic gains of our clients’ AUM. Incentive fees were $4.7 million in 2017, down $4.7 million from $9.4 million in 2016 due to lower investment performance.

Institutional research services: Institutional research services revenues in 2017 were $12.2 million, a $0.4 million decline from $12.6 million in 2016 resulting from lower brokerage commissions derived from securities transactions executed on an agency basis and sales manager fees earned from at-the market offerings of certain GAMCO closed-end funds partially offset by increased revenue from research services agreements with affiliates.

Other revenues: Other revenues were $0.2 million for 2017 compared to $0.3 million for 2016, a decrease of $0.1 million.

Expenses

Compensation: Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $30.6 million for the year ended December 31, 2017, a decrease from $31.0 million for the year ended December 31, 2016. Fixed compensation costs, which include salaries, bonuses and benefits, increased to $19.8 million in 2017 from $19.3 million in 2016. The remainder of compensation expense represents variable compensation that fluctuates with management fee and incentive fee revenues. For 2017, variable payouts on revenues were $10.8 million, down $0.9 million from $11.7 million in 2016. Variable payouts are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Stock-based compensation: Stock-based compensation was $5.9 million in 2017, an increase of $3.4 million, as compared to $2.5 million in 2016. The increase was primarily due to the accelerated vesting of AC and GBL restricted stock that occurred in June and August of 2017, respectively.

Management fees: Management fee expense is incentive-based and entirely variable compensation equal to 10% of the aggregate pre-tax profits, which is paid to Mario J. Gabelli or his designees pursuant to his employment agreement with AC. In 2017 and 2016, AC recorded management fee expense of $0.7 million and $1.6 million, respectively, as presented in the consolidated statements of income.

Index
Other operating expenses: Our other operating expenses were $10.1 million in 2017 compared to $8.4 million in 2016, an increase of $1.7 million due primarily to initial offering costs of a consolidated fund that launched in July 2017.

Investment and other non-operating income, net

Net gain from investments: Net gain from investments is directly related to the performance of our proprietary capital accounts. For the year ended December 31, 2017, net gains from investments were $20.6 million compared to $19.9 million in the prior year primarily due to mark-to-market gains in the value of our investments. The net gain was also impacted by two items attributable to available for sale (“AFS”) securities: a $19.1 million other than temporary impairment on our investment in GBL and a gain of $11.8 million associated with AFS securities contributed to G.research, our broker-dealer, where they are held as trading securities.

Interest and dividend income: Interest and dividend income declined $2.2 million to $10.5 million in 2017 from $12.7 million in 2016 primarily due to the reduction in the balance of the GAMCO Note.

Interest expense: Interest expense decreased to $0.2 million in 2017 from $0.6 million in 2016.

Income Taxes

In 2017, we recorded an income tax benefit of $2.4 million resulting in a negative effective tax rate (“ETR”) of -38.6% (i.e., a tax benefit on positive income). In 2016, we recorded an income tax expense of $3.9 million resulting in an ETR of 27.0%. The 2017 negative ETR is below the standard corporate tax rate of 34% primarily due to tax benefits from the dividends received deduction and the charitable contribution of appreciated securities and the revaluation of deferred tax items as a result of the reduction in the federal corporate income tax rate to 21% under the recently-enacted Tax Cut and Jobs Act. The revaluation of deferred tax items was based on reasonable estimates but may require future adjustment for a variety of reasons including the receipt of additional information from investment funds, changes in the Company’s assumptions and the availability of further guidance and interpretations.

We expect that the Company’s ETR in future years will be slightly less than the 21% statutory rate as a result of the continued availability of the dividend received deduction. This expectation does not, however, include the effect of significant discretionary tax-advantaged actions (e.g., a charitable contribution of appreciated securities).

Noncontrolling Interests

Net income/(loss) attributable to noncontrolling interests was a loss of $0.2 million in 2017 compared to income of $0.3 million in 2016.

Net Income

Net income for the year ended December 31, 2017 was $8.8 million compared to net income of $10.2 million for the prior year substantially the result of decreased incentive fee revenues and increased stock-based compensation due to the accelerated vesting of AC and GBL restricted stock offset by an income tax benefit driven by the revaluation of deferred tax items.

Index
Operating Results for the Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

Revenues

Total revenues were $31.2 million for the year ended December 31, 2016, $8.4 million higher than total revenues of $22.8 million for the year ended December 31, 2015. Total revenues by revenue component were as follows (dollars in thousands):

	Year Ended December 31,		Increase / (decrease)
	2016	2015	$	%
Investment advisory and incentive fees	$18,320	$12,635	$5,685	45.0%
Institutional research services	12,634	9,927	2,707	27.3
Other revenues	273	281	(8)	(2.8)
Total revenues	$31,227	$22,843	$8,384	36.7%

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

Institutional research services: Institutional research services revenues in 2016 were $12.6 million, a $2.7 million, or 27%, increase from $9.9 million in 2015 resulting from higher brokerage commissions derived from securities transactions executed on an agency basis, sales manager fees earned from at-the market offerings of certain GAMCO closed-end funds and an increase of $1.5 million due to a renegotiation of the research services fee agreements with affiliates.

Other revenues: Other revenues were $0.3 million for 2016 and 2015.

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

Stock-based compensation: Stock-based compensation was $2.5 million in 2016, a decrease of $2.4 million, as compared to $4.9 million in 2015. The decrease was primarily due to the accelerated vesting of restricted stock that occurred in October of 2015.

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

Index
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

Income Taxes

In 2016, we recorded an income tax expense of $3.9 million with the ETR of 27.0%. The ETR is below the standard corporate tax rate of 34% primarily due to the benefits of donated appreciated securities and the dividends received deduction. In 2015, we recorded an income tax benefit of $1.7 million with the ETR of 65.4%. The ETR is unusually high because we have favorable permanent tax differences in the form of the dividends received deduction that increased our tax benefit on this relatively small net loss base.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $0.3 million in 2016 compared to a loss of $0.8 million in 2015.

Net Income (Loss)

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

Index
Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows provided by (used in):
Operating activities	$(67,620)	$6,588	$(47,350)
Investing activities	(18,734)	(4,115)	(41,734)
Financing activities	65,373	105,872	9,281
Net increase (decrease) in cash and cash equivalents	(20,981)	108,345	(79,803)
Cash and cash equivalents at beginning of year	314,093	205,750	285,530
Increase in cash from consolidation	-	-	10
Increase (decrease) in cash from deconsolidation	-	(2)	13
Cash and cash equivalents at end of year	$293,112	$314,093	$205,750

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to their investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating businesses. At December 31, 2017, we had cash and cash equivalents of $293.1 million and $638.4 million of investments net of securities sold, not yet purchased of $5.7 million. Of these amounts, $5.1 million and $30.0 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $67.6 million for 2017. In 2017, our sources of cash included $8.7 million of net income increased by (a) non-cash stock-based compensation and charitable contributions of $8.5 million and (b) net unrealized losses attributable to available for sale securities of $7.4 million, and reduced by (c) non-cash equity earnings of partnerships and deferred taxes of $10.3 million and $3.2 million, respectively. Net cash uses included $5.1 million of net contributions to partnerships, $26.2 million for increases in trading securities and a net reduction in liabilities of $47.3 million

Net cash provided by operating activities was $6.6 million for 2016. In 2016, our sources of cash included a $43.2 million decrease in receivable from brokers, increased accrued expenses and other liabilities of $32.0 million, $23.2 million of decreases in distributions from partnerships, net income of $10.5 million, $6.8 million from an increase in compensation payable, a $5.9 million decline in receivable from affiliates and $2.5 million of stock-based compensation expense. Cash uses included $48.2 million decrease in payable to brokers, $36.4 million of contributions to partnerships, $13.8 million of increases in trading securities, $11.2 million of equity in net gains from partnerships, a $5.5 million increase in other assets, and an increase in investment advisory fees receivable of $4.9 million.

Net cash used in operating activities was $47.4 million. In 2015, our sources of cash included $44.5 million increase in payable to brokers, $22.9 million of distributions from partnerships, a $10.5 million decrease in other assets and $1.7 million from an increase in compensation payable. Cash uses included $71.6 million of increases in trading securities, a $30.0 million increase in receivable from brokers, $15.2 million of contributions to partnerships, a $4.7 million decline in payable to affiliates and a $4.3 million decline for income taxes payables and deferred tax liabilities.

Net cash used in investing activities of $18.7 million in 2017 is due to purchases of the GBL 1.6% Note (due February 28, 2018) and available for sale securities totaling $19.9 million less $0.3 million in proceeds from sales of available for sale securities and $0.9 million from return of capital from available for sale securities. Net cash used in investing activities of $4.1 million in 2016 is due to purchases of available for sale securities of $5.1 million less $0.8 million in proceeds from sales of available for sale securities and $0.2 million from return of capital from available for sale securities. Net cash used in investing activities of $41.7 million in 2015 is due to purchases of available for sale securities of $43.3 million less $1.0 million in proceeds from sales of available for sale securities and $0.5 million from return of capital from available for sale securities.

Index
Net cash provided by financing activities was $65.4 million for 2017, largely resulting from the $50.0 million prepayment of the GAMCO Note and contributions from redeemable noncontrolling interests of $41.6 million partially offset by $21.2 million of treasury stock purchases and dividend payments of $4.8 million. Net cash provided by financing activities was $105.9 million for 2016, largely resulting from $150 million of proceeds from payment of the GAMCO Note partially offset by $41.6 million of treasury stock purchases. Net cash provided by financing activities was $9.3 million for 2015, largely resulting from $25.2 million in cash transfers from GAMCO less $16.0 million repayment of the GAMCO demand loan.

G.research is registered with the SEC as a broker-dealer and is regulated by FINRA. As such, G.research is subject to the minimum net capital requirements promulgated by the SEC. G.research’s net capital exceeded these minimum requirements at December 31, 2017. G.research computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3 promulgated under the Exchange Act. As of December 31, 2017, and 2016, G.research had net capital, as defined, of approximately $41.8 million and $3.7 million, respectively, exceeding the regulatory requirement by approximately $41.6 million and $3.4 million, respectively. Net capital requirements for G.research may increase in accordance with rules and regulations to the extent it engages in other business activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table sets forth our significant contractual cash obligations as of December 31, 2017 (in thousands):

2018
Contractual Obligations:
Occupancy charge	$94
Total	$94

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

We believe the critical assumptions and estimates are those applied to revenue recognition, the accounting for and valuation of investments in securities, partnerships, and offshore funds, income taxes, and stock-based compensation accounting.

Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees and institutional research services.

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of AUM for each account as well as incentive fees earned on the investment performance of certain accounts. Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. These revenues vary depending upon the level of capital flows, financial market conditions, investment performance and the fee rates applicable to each account.

Index
Revenues from Investment Partnerships and separate accounts also generally include an incentive allocation or fee on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement. The incentive allocation or fee is generally recognized at the end of an annual measurement period and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.

G.research, LLC provides institutional research services and earns brokerage commission revenues and sales manager fees on a trade-date basis from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies. It has also been involved in syndicated underwriting activities that included public equity and debt offerings managed by major investment banks. Underwriting fees include gains, losses, selling concessions and fees, net of syndicate expenses, arising from securities offerings in which G.research acts as underwriter or agent and are accrued as earned. G.research also provides institutional investors and investment partnerships with investment ideas on numerous industries and special situations, with a particular focus on small-cap and mid-cap companies. Commission revenue and related clearing charges are recorded on a trade-date basis and are included in institutional research services and other operating expenses, respectively, on the consolidated statements of income.

Finally, AC also has investment gains or losses generated from its proprietary trading activities which are included in net gain from investments on the consolidated statements of income.

Investments in Securities Transactions

Investments in securities are accounted for as either “trading securities” or “available for sale” and are stated at fair value. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. U.S. Treasury Bills and Notes with maturities of greater than three months at the time of purchase are considered investments in securities. Securities that are not readily marketable are stated at their estimated fair values in accordance with GAAP. A substantial portion of investments in securities are held for resale in anticipation of short-term market movements and therefore are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings in net gain from investments on the consolidated statements of income. AFS investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of other comprehensive income/(loss) on the consolidated statements of comprehensive income/(loss) except for losses deemed to be other than temporary which are recorded as realized losses on the consolidated statements of income. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are computed using the specific identified cost basis and are included in net gain from investments on the consolidated statements of income.

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

Securities sold, but not yet purchased are recorded on the trade date, and are stated at fair value and represent obligations of AC to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments. Unrealized gains and losses and realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain from investments on the consolidated statements of income.

Consolidation

The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to accounting guidance, the Company first evaluates whether it holds a variable interest in an entity. The Company factors in all economic interests including proportionate interests through related parties, to determine if such interests are to be considered a variable interest. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of those entities qualify as a variable interest entity (a “VIE”).

Index
The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. The Company does not consolidate those VIEs in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.

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

Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means.

Equity Method Investments. Substantially all of AC’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, AC’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. AC’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as net gain from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when paid, and withdrawals and distributions are recorded as reductions of the investments when received. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

See Note D. Investment Partnerships and Variable Interest Entities for more detail as to the number and types of entities consolidated as well as the impact on the consolidated statements of financial condition and consolidated statements of income.

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various affiliated entities. We also have investments in unaffiliated partnerships, offshore funds and other entities (“unaffiliated entities”). Given that we are not a general partner or investment manager in any unaffiliated entities, we do not (a) earn any management or incentive fees: (b) have a controlling financial interest; and (c) currently consolidate any unaffiliated entities.

Our balance sheet caption “Investments in partnerships” includes investments in both affiliated and unaffiliated entities which the Company accounts for under the equity method of accounting and certain investments that the Company accounts for at fair value.

The Company records noncontrolling interests in consolidated Investment Partnerships for which the Company’s ownership is less than 100%.

Index
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

Stock-Based Compensation

In connection with the Spin-off, the Company granted RSAs to staff members which were recommended by the Company’s Executive Chairman, who did not receive an RSA or option award, and approved by the Compensation Committee of GAMCO’s Board of Directors. We use a fair value based method of accounting for stock-based compensation provided to our employees. The estimated fair value of RSAs is determined by using the closing price of the relevant stock on the day prior to the grant date. The value of the RSAs, net of estimated forfeitures, is recognized as expense over the respective vesting period for these awards which is either (1) five years (30% three years and 70% five years from the date of grant, respectively), or (2) ten years (30% three years and 10% each year thereafter from the date of grant, respectively). The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date. In connection with the spin-off of the Company from GAMCO, any GAMCO employee (including GAMCO employees who became AC employees) who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin was equivalent to the total value pre-spin. In accordance with GAAP, we have allocated the stock compensation costs between GAMCO and AC based upon each employee’s individual allocation of their responsibilities between GAMCO and AC. As of June 15, 2017, all the AC RSAs issued under our Stock Compensation Plan were accelerated and are no longer outstanding.

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

Index
Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our investment partnerships and separate accounts as well as our proprietary investment and trading activities. At December 31, 2017, we had equity investments, including open-end funds and closed-end funds largely invested in equity products, of $442.9 million. Included in this total are investments in open-end funds and closed-end funds of $149.3 million which seek to reduce market risk through the diversification of financial instruments within their portfolios. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices. These investments totaled $145.6 million at December 31, 2017, $102.3 million of which comprised partnerships which invest in risk arbitrage. Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment. The equity investment portfolio is recorded at fair value and is expected to move in line with the equity markets. The trading portfolio changes are recorded as net gain/(loss) from investments in the consolidated statements of income while the available for sale portfolio changes are recorded in other comprehensive income in the consolidated statements of financial condition.

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

The Company’s Executive Chairman oversees the proprietary investment portfolios and allocations of proprietary capital among the various strategies. The Executive Chairman and the Board of Directors review the proprietary investment portfolios throughout the year. Additionally, the Company monitors its proprietary investment portfolios to ensure that they are in compliance with the Company’s guidelines.

Equity Price Risk

The Company earns a substantial portion of its revenue as advisory fees from investment partnership and separate account assets. Such fees represent a percentage of AUM, and the majority of these assets are in equities. Accordingly, since revenues are proportionate to the value of those investments, a substantial increase or decrease in overall equity markets will likely have a corresponding effect on the Company’s revenues.

Index
Investments consisted of the following (in thousands):

	December 31,
	2017	2016

Investment in securities:
Government obligations	$53,804	$119,823
GBL stock	130,254	135,701
Common stocks	163,327	82,158
Mutual funds	3,428	3,643
Other investments	1,824	1,472
Total investments in securities	352,637	342,797

Investments in affiliated registered investment companies:
Closed-end funds	93,147	80,650
Mutual funds	52,767	50,995
Total investments in affiliated registered investment companies	145,914	131,645

Investments in partnerships:
Investments in partnerships	145,591	129,398
Total investments in partnerships	145,591	129,398

Securities sold, not yet purchased:
Common stocks	(5,396)	(9,947)
Other investments	(335)	(37)
Total securities sold, not yet purchased	(5,731)	(9,984)

Total investments net of securities sold, not yet purchased	$638,411	$593,856

We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $293.6 million and $217.9 million invested in common and preferred stocks at December 31, 2017 and 2016, respectively, $108.7 million and $31.0 million was invested by the Company in arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Risk arbitrage generally involves investing in securities of companies that have announced corporate transactions with agreed upon terms and conditions, including pricing, and typically involves less market risk than holding common stocks in a trading portfolio. The principal risk associated with merger arbitrage transactions is the inability of the companies involved to complete the transaction.

Of the investments in affiliated registered investment companies at December 31, 2017 and 2016, $57.8 million and $56.4 million, respectively, consisted of investment companies which invest in merger arbitrage opportunities. Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility. At December 31, 2017 and 2016, the fair value of securities sold, not yet purchased was $5.7 million and $10.0 million, respectively. Investments in partnerships totaled $145.6 million and $129.4 million at December 31, 2017 and 2016, respectively, $102.3 million and $91.8 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

Index
The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of December 31, 2017 and 2016. The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At December 31, 2017:
Equity price sensitive investments, at fair value	$321,550	$289,395	$353,705
At December 31, 2016:
Equity price sensitive investments, at fair value	$304,836	$274,352	$335,320

Interest Rate Risk

Our exposure to interest rate risk principally results from our investment of excess cash in a related money market fund that holds U.S. Government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the December 31, 2017 cash and cash equivalent balance of $293.1 million, a 1% increase in interest rates would increase our interest income by $2.9 million annually. Given that our return on these cash equivalent investments in the current low interest rate environment is approximately 1.15% annually, an analysis of a 1% decrease is not meaningful.

Index
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Associated Capital Group, Inc.
Rye, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Associated Capital Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note A to the consolidated financial statements, the Company separated from GAMCO Investors, Inc. (“GAMCO”) on November 30, 2015. The Company did not operate as an independent, stand-alone entity for the year ended December 31, 2015. For periods prior to November 30, 2015, the combined consolidated financial statements were derived from the consolidated financial statements and accounting records of GAMCO.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 8, 2018
We have served as the Company’s auditor since 2015.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Investment advisory and incentive fees	$14,551	$18,320	$12,635
Institutional research services	12,199	12,634	9,927
Other revenues	165	273	280
Total revenues	26,915	31,227	22,842
Expenses
Compensation	30,644	30,968	26,343
Stock-based compensation	5,879	2,464	4,931
Management fee	713	1,593	(309)
Other operating expenses	10,065	8,434	6,189
Total expenses	47,301	43,459	37,154
Operating loss	(20,386)	(12,232)	(14,312)
Other income (expense)
Net gain from investments	20,598	19,909	8,276
Interest and dividend income	10,501	12,669	4,720
Interest expense	(227)	(590)	(1,260)
Shareholder-designated contribution	(4,222)	(5,411)	-
Total other income, net	26,650	26,577	11,736
Income (loss) before income taxes	6,264	14,345	(2,576)
Income tax provision (benefit)	(2,420)	3,876	(1,685)
Net income (loss)	8,684	10,469	(891)
Net income (loss) attributable to noncontrolling interests	(153)	251	(780)
Net income (loss) attributable to Associated Capital Group, Inc.’s shareholders	$8,837	$10,218	$(111)

Net income (loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic	$0.37	$0.41	$-
Diluted	$0.37	$0.41	$-

Weighted average shares outstanding:
Basic	23,792	24,870	24,887
Diluted	23,925	25,175	25,170

Actual shares outstanding	23,639	24,255	25,440

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$8,684	$10,469	$(891)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale (a)	5,395	4,138	(11,035)

Comprehensive income (loss)	14,079	14,607	(11,926)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(153)	1,215	(780)

Comprehensive income (loss) attributable to Associated Capital Group, Inc.	$14,232	$13,392	$(11,146)

(a)	Net of income tax expense (benefit) of $2,876, $2,328 and ($6,434) for 2017, 2016 and 2015, respectively.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS

Cash and cash equivalents	$293,112	$314,093
Investments in securities (Including GBL stock with a market value of $130.3 million and $135.7 million at December 31, 2017 and 2016, respectively)	352,637	342,797
Investments in affiliated registered investment companies	145,914	131,645
Investments in partnerships	145,591	129,398
Receivable from brokers	34,881	12,588
Investment advisory fees receivable	5,739	9,784
Receivable from affiliates	15,866	1,523
Goodwill	3,422	3,422
Other assets	9,753	7,353
Total assets	$1,006,915	$952,603

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$13,281	$2,396
Income taxes payable and deferred tax liabilities	5,484	6,978
Compensation payable	12,785	17,676
Securities sold, not yet purchased	5,731	9,984
Payable to affiliates	442	1,455
Accrued expenses and other liabilities	4,815	35,862
Total liabilities	42,538	74,351

Redeemable noncontrolling interests	46,230	4,230

Commitments and contingencies (Note K)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,404,287 and 6,398,580 shares issued, respectively; 4,451,379 and 5,058,648 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 19,187,885 and 19,196,792 shares outstanding, respectively	19	19
Additional paid-in capital	1,010,505	1,007,027
Retained earnings	13,800	7,327
GBL 4% PIK Note	(50,000)	(100,000)
Accumulated comprehensive income	6,712	1,317
Treasury stock, at cost (1,952,908 and 1,339,932 shares, respectively)	(62,895)	(41,674)
Total Associated Capital Group, Inc. equity	918,147	874,022
Total equity	918,147	874,022
Total liabilities and equity	$1,006,915	$952,603

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
 (In thousands)

		Associated Capital Group, Inc. shareholders
	Noncontrolling Interests	Common Stock	Parent Company Equity pre Spin-off	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2014	$-	$-	$573,749	$-	$-	$-	$9,178	$-	$582,927	$68,334
Recapitalization	-	25	(522,758)	-	522,733	-	-	-	-	-
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	-	-	(901)
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	-	-	1,036
Consolidation of investment funds	-	-	-	-	-	-	-	-	-	996
Deconsolidation of an investment fund	-	-	-	-	-	-	-	-	-	(63,256)
Net income (loss)	(309)	-	-	(111)	-	-	-	-	(420)	(471)
Net unrealized losses on securities available for sale, net of income tax benefit ($6,503)	-	-	-	-	-	-	(11,157)	-	(11,157)	-
Amounts reclassified from accumulated other comprehensive income, net of income tax ($69)	-	-	-	-	-	-	122	-	122	-
Stock based compensation expense	-	-	-	-	4,931	-	-	-	4,931	-
Issuance of GBL 4% PIK Note	-	-	-	-	250,000	(250,000)	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	-	-	(44)	(44)	-
Net transfer from GBL	2,662	-	(50,991)	2,183	221,336	-	-	-	175,190	-
Balance at December 31, 2015	$2,353	$25	$-	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

		Associated Capital Group, Inc. shareholders
	Noncontrolling Interests	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2015	$2,353	$25	$2,072	$999,000	$(250,000)	$(1,857)	$(44)	$751,549	$5,738
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	-	250
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	-	(244)
Deconsolidation of an investment fund	-	-	-	-	-	-	-	-	(1,811)
Net income (loss)	(46)	-	10,218	-	-	-	-	10,172	297
Net unrealized gains on securities available for sale, net of income tax ($2,319)	964	-	-	-	-	3,189	-	4,153	-
Amounts reclassified from accumulated other comprehensive income, net of income tax benefit ($9)	-	-	-	-	-	(15)	-	(15)	-
Noncontrolling minority interest	(3,271)	-	-	4,862	-	-	-	1,591	-
Stock based compensation expense	-	-	-	2,464	-	-	-	2,464	-
Increase to paid in capital for the excess of actual tax benefit over recorded RSA tax benefit	-	-	-	701	-	-	-	701	-
Dividends declared ($.20 per share)	-	-	(4,963)	-	-	-	-	(4,963)	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	-	150,000	-	-	150,000	-
Purchase of treasury stock	-	-	-	-	-	-	(41,630)	(41,630)	-
Balance at December 31, 2016	$-	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (In thousands)

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2016	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	41,598
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(236)
Consolidation of an investment fund	-	-	-	-	-	-	-	791
Net income (loss)	-	8,837	-	-	-	-	8,837	(153)
Net unrealized gains on securities available for sale, net of income tax ($277)	-	-	-	-	748	-	748	-
Amounts reclassified from accumulated other comprehensive income, net of income tax benefit ($2,599)	-	-	-	-	4,647	-	4,647	-
Stock-based compensation expense			5,879				5,879
Dividends declared ($0.20 per share)	-	(2,364)	(2,401)	-	-	-	(4,765)	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	50,000	-	-	50,000	-
Purchase of treasury stock	-	-	-	-	-	(21,221)	(21,221)	-
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$8,684	$10,469	$(891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net gains from partnerships	(10,274)	(11,183)	(4,756)
Depreciation and amortization	16	17	13
Stock based compensation expense	5,879	2,464	4,931
Deferred income taxes	(3,168)	(1,378)	(6,450)
Other-than-temporary loss on available for sale securities	19,201	324	216
Donated securities	2,627	1,051	73
Gains on sales of available for sale securities	(167)	(348)	(25)
Gains on contribution of available for sale securities to subsidiary	(11,788)	-	-
(Increase) decrease in assets:
Investments in securities - trading	(26,231)	(13,769)	(71,552)
Investments in partnerships:
Contributions to partnerships	(26,278)	(36,367)	(15,169)
Distributions from partnerships	21,151	23,199	22,857
Receivable from affiliates	657	5,934	(7,055)
Receivable from brokers	(22,292)	43,225	(30,008)
Investment advisory fees receivable	4,045	(4,907)	(949)
Other assets	(2,417)	(5,465)	17,568
Increase (decrease) in liabilities:
Payable to affiliates	(1,013)	1,455	(4,733)
Payable to brokers	10,885	(48,231)	44,516
Income taxes payable and deferred tax liabilities	(1,203)	1,060	2,191
Compensation payable	(4,892)	6,751	1,747
Mandatorily redeemable noncontrolling interests	-	292	(172)
Accrued expenses and other liabilities	(31,042)	31,995	298
Total adjustments	(76,304)	(3,881)	(46,459)
Net cash provided by (used in) operating activities	(67,620)	6,588	(47,350)

Investing activities
Purchases of available for sale securities	(4,900)	(5,107)	(43,271)
Proceeds from sales of available for sale securities	271	803	1,013
Return of capital on available for sale securities	895	189	524
Purchase of GBL 1.6% Note (due February 28, 2018)	(15,000)	-	-
Net cash used in investing activities	$(18,734)	$(4,115)	$(41,734)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (In thousands)

	Year Ended December 31,
	2017	2016	2015
Financing activities
Contributions from redeemable noncontrolling interests	$41,598	$250	$1,036
Redemptions of redeemable noncontrolling interests	(236)	(244)	(901)
Repayment of demand loan with GBL	-	-	(16,000)
Net transfer from GBL	-	-	25,190
Dividends paid	(4,768)	(2,504)	-
Purchase of treasury stock	(21,221)	(41,630)	(44)
Proceeds from payment of GBL 4% PIK Note	50,000	150,000	-
Net cash provided by financing activities	65,373	105,872	9,281
Net increase (decrease) in cash and cash equivalents	(20,981)	108,345	(79,803)
Cash and cash equivalents at beginning of period	314,093	205,750	285,530
Increase in cash from consolidation	-	-	10
Increase (decrease) in cash from deconsolidation	-	(2)	13
Cash and cash equivalents at end of period	$293,112	$314,093	$205,750
Supplemental disclosures of cash flow information:
Cash paid for interest	$227	$298	$1,428
Cash paid for taxes	$2,077	$2,989	$2

Non-cash activity:
-
During the year ended December 31, 2016, Associated Capital Group, Inc. (“AC”) exchanged 163,428 shares of AC for the 6.1% of Gabelli & Company Investment Advisers, Inc. (“GCIA”) shares owned by third parties and certain employees.

-	For the years ended December 31, 2017, 2016 and 2015, AC accrued dividends on restricted stock awards of $8, $88 and $0, respectively.
-
On July 19, 2017, AC was deemed to have control over an investment fund which resulted in its consolidation and an increase of approximately $99,276 of net assets and an increase of approximately $37,901 of redeemable noncontrolling interests.

-
On October 1, 2017, AC was deemed to have control over an investment fund which resulted in its consolidation and an increase of approximately $791 of net assets and an increase of approximately $791 of redeemable noncontrolling interests.

-
In November 2017, an investment fund that AC consolidates completed its first new issue of ordinary shares which resulted in an increase of approximately $3,344 of net assets and an increase of approximately $3,344 of redeemable noncontrolling interests.

-
In November 2017, AC contributed certain available for sale securities totaling $91,303 to its wholly-owned broker-dealer subsidiary which accounts for these as trading securities. See Note C for detail.

-
On January 1, 2016,  AC was no longer deemed to have control over a certain investment fund which resulted in its deconsolidation and a decrease of approximately $1 of cash and cash equivalents, a decrease of approximately $104 of net assets and a decrease of approximately $105 of redeemable noncontrolling interests.

-
On January 1, 2016, AC adopted ASU 2015-02, which amended the consolidation requirements in ASC 810.  This resulted in the deconsolidation of certain investment funds and a decrease of approximately $1 of cash and cash equivalents, a decrease of approximately $1,705 of net assets and a decrease of approximately $1,706 of redeemable noncontrolling interests.

-	On November 28, 2015, AC’s majority owned subsidiary GCIA purchased 4.4 million shares of GBL in exchange for a $150 million five-year 4% note (“GCIA Note Payable”).
-	On November 30, 2015, in connection with the spin-off of AC from GAMCO, GAMCO issued AC a $250 million five-year 4% PIK Note (“GBL 4% PIK Note”).
-	On November 30, 2015, in connection with the spin-off of AC from GAMCO, GAMCO contributed to AC the GCIA Note Payable.
-
On January 1, 2015, AC was no longer deemed to have control over certain investment funds which resulted in their deconsolidation and an increase of approximately $13 of cash and cash equivalents, a decrease of approximately $63,280 of net assets and a decrease of approximately $63,267 of redeemable noncontrolling interests.

-
On April 1, 2015, AC was deemed to have control over certain investment funds which resulted in their consolidation and an increase of approximately $10 of cash and cash equivalents, an increase of approximately $986 of other net assets and an increase of approximately $996 of redeemable noncontrolling interests.

-	On April 1, 2015, AC launched a new investment fund that was funded with $1,000 of proprietary capital and no third party capital and was therefore consolidated.

See accompanying notes.

Index
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

We provide our institutional research and underwriting services through G.research, LLC (“G.research”) doing business as “Gabelli & Company”, an indirect wholly-owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”). G.research’s revenues are derived primarily from institutional research services.

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

AC has received principal repayments totaling $200 million on the GAMCO Note, of which $50 million was received during the year ended December 31, 2017 leaving an outstanding principal balance of $50 million. After application of the principal payments, the balance of the GAMCO Note is due on November 30, 2020.

In addition, GCIA purchased 4,393,055 shares of GAMCO Class A common stock in exchange for a note in the principal amount of $150 million (the “GCIA Note”). In connection with the Spin-off, GAMCO contributed the GCIA Note to the Company. During the quarter ended December 31, 2017, AC forgave the outstanding principal and interest on the GCIA Note as a capital contribution to GCIA.

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

Index
The Company’s consolidated financial statements as of and for the year ended December 31, 2017 and 2016, and the Company’s consolidated statement of income for the one month ended December 31, 2015 are presented based on our actual results as a stand-alone public company subsequent to our spin-off. References within these Notes to the consolidated financial statements as of and for the years ended December 31, 2017 and 2016 and the combined consolidated statements of income, comprehensive income, equity, and cash flows for the year ended December 31, 2015 shall hereinafter be referred to as the consolidated statements of income, comprehensive income, equity, and cash flows or consolidated financial statements.

All material intercompany transactions and balances have been eliminated. Subsidiaries are fully consolidated from the date the Company obtains control and continue to be consolidated until the date that such control ceases. The Company’s principal market is in the United States.

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

Reclassification

The Company has reclassified certain prior-period amounts to conform to the current-period presentation. For presentation of 2015 to 2017 results, the Company reported revenue from its research services agreement with affiliates in “Institutional Research Services Revenue” instead of “Other Revenue”. The reclassification did not impact total revenues, operating expenses, operating income/(loss), net income, or equity.

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

Index
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

•
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities at the reporting date. Level 1 asset includes cash equivalents, government obligations, open-end mutual funds, closed-end funds and equities.

•
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

•
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

Index
The valuation process and policies reside with the financial reporting and accounting group which reports to the Chief Financial Officer of the Company. The Company uses the “market approach” valuation technique to value investments in Level 3 investments. The Company’s valuation of the Level 3 investments has been based upon either (i) the recent sale prices of the issuer’s equity securities or (ii) the net assets, book value or cost basis of the issuer when there are no recent sales prices available.

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

Investments in partnerships—The Company’s investments include investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity or fair value methods of accounting. Based upon the guidance outlined in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, investments in partnerships, measured using NAV as a practical expedient, are not classified in the fair value hierarchy.

Receivables from Affiliates and Payables to Affiliates

Receivables from affiliates consist primarily of a $15 million promissory note issued by GAMCO on December 26, 2017. Payables to affiliates primarily consist of expenses paid by affiliates on behalf of the Company pursuant to the Transitional Services Agreement with GAMCO. See Note H.

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

The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each entity and therefore certain of the Company’s funds may qualify as VIEs under the variable interest model. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated.

Index
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

For voting interest entities (“VOEs”) that do not qualify as VIEs, the Company applies the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest.

Equity Method Investments. Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as “Net gain from investments” on the consolidated statements of income. Capital contributions are recorded as an increase in investments when paid, while withdrawals and distributions are recorded as reductions of the investments when received. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

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

Our balance sheet caption “Investments in partnerships” includes those investments, in both affiliated and unaffiliated entities, which the Company accounts for under the equity method of accounting and certain investments in entities that the Company accounts for at fair value.

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%. Refer to Noncontrolling Interests section within this Note B for additional disclosures.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities measured at fair value and are included in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies and equity prices related to its proprietary investments. During 2017, 2016 and 2015, the Company had derivative transactions which resulted in a net loss of $98,000, net gain of $143,000 and net gain of $264,000, respectively. At December 31, 2017 and 2016, we held derivative contracts on 1.7 million equity shares and 16,000 equity shares, respectively, and the net fair value was ($106,000) and $90,000, respectively.  The gross amounts are included as investments in securities and securities sold, not yet purchased on the consolidated statements of financial condition. These transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain from investments on the consolidated statements of income and included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition.

Index
Securities Transactions

The Company also generates investment gains or losses from its proprietary trading activities which are included in net gain from investments on the consolidated statements of income.

Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of the date of each consolidated statement of financial condition. Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents. The portion of investments in securities held for resale in anticipation of short-term market movements are classified as trading securities. Trading securities are stated at fair value, with any unrealized gains or losses reported in current period earnings. AFS investments are stated at fair value, with any unrealized gains or losses, net of taxes, reported as a component of equity except for losses deemed to be other-than-temporary (“OTT”) which are recorded as realized losses in the consolidated statements of income.

Major Revenue-Generating Services and Revenue Recognition

Advisory fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in receivables from affiliates on the consolidated statements of financial condition.

Revenues from investment partnerships and offshore funds also generally include either an incentive fee/allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit as defined in the partnership agreement and are included in investment advisory and incentive fees on the consolidated statements of income. The incentive allocation or fee is generally recognized at the end of an annual measurement period and amounts receivable are included in either receivables from affiliates or investment advisory fees receivable on the consolidated statements of financial condition.

Institutional research services includes commission revenues, sales manager fees and underwriting fees and amounts receivable are included in receivables from brokers and clearing organizations on the consolidated statements of financial condition. Related clearing charges are recorded on a trade-date basis, and are included in other operating expenses on the consolidated statements of income. Underwriting fees include underwriting revenues and syndicate profits and are accrued as earned. Underwriting fees include gains, losses, selling concessions and fees, net of syndicate expenses, arising from securities offerings in which G.research acts as underwriter or agent.

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

Depreciation

Fixed assets, with a net book value of $39,000 and $55,000 at December 31, 2017 and 2016, respectively, which are included in other assets, are recorded at cost and depreciated using the straight-line method over their estimated useful lives of four to seven years. As of December 31, 2017 and 2016, fixed assets were recorded at a cost of $85,000 and $85,000, respectively net of accumulated depreciation of $46,000 and $30,000, respectively. For the years ended December 31, 2017, 2016 and 2015, depreciation was $16,000, $17,000 and $13,000, respectively. We estimate that depreciation will be approximately $16,000 annually over the next three years. As of December 31, 2017 and 2016, the Company wrote off assets in the amount of $1,000 and $25,000, respectively, that were fully depreciated and had been retired.

Index
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

Management Fee

Management fee expense in the amount of 10% of the aggregate pre-tax profits, before consideration of this fee and before consideration of the various consolidated funds and partnerships, is paid to the Executive Chairman or his designated assignees in accordance with his employment agreement.

Stock-Based Compensation

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders at the Company’s annual meeting held on May 3, 2016, which is designed to provide incentives which will attract and retain individual’s key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by a committee of the Board of Directors responsible for administering the Plan (the “Compensation Committee”). Under the Plan, the Compensation Committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that the committee may determine. Through December 31, 2017, approximately 0.5 million shares have been awarded under the Plan leaving approximately 1.5 million shares for future grants.

On November 30, 2015, in connection with the spin-off of the Company from GAMCO, the Company issued 554,100 AC RSA shares to GAMCO employees (including GAMCO employees who became AC employees) who held 554,100 GAMCO RSA shares at that date. The purpose of the issuance was to ensure that any employee who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off. In accordance with GAAP, we have allocated the stock compensation costs between GAMCO and AC based upon the allocation of each employee’s responsibilities between GAMCO and AC. As of December 31, 2017 and 2016, there were 0 and 424,340 AC RSA shares outstanding. All grants of the RSA shares were recommended by the Company’s Executive Chairman, who did not receive a RSA, and approved by the Compensation Committee.

The value of the AC RSAs, net of estimated forfeitures, is recognized as expense over the respective vesting period for these awards which is either (1) five years (30% three years and 70% five years from the date of grant, respectively), or (2) ten years (30% three years and 10% each year thereafter from the date of grant, respectively). During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

Index
Goodwill

Goodwill is initially measured as the excess of the cost of the acquired business over the sum of the fair value assigned to assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually on November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill for the subsidiary’s annual impairment test on November 30, 2017 and 2016, we performed a qualitative assessment of whether it was more likely than not that an impairment has occurred and concluded that a quantitative analysis was not required. As part of this assessment, it was also determined that there was no risk of failing the quantitative impairment testing step that compares the subsidiary fair value to its carrying value. No impairment was recorded during 2017 or 2016.

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

Noncontrolling Interests

Noncontrolling interests that are mandatorily redeemable upon a certain date or event occurring are classified as liabilities and relate to certain stockholders of GCIA who are employed by GAMCO, or its affiliates, who were required to sell their shares back to GCIA at book value once they cease being employed by GAMCO, or its affiliates. During the year ended December 31, 2016, AC purchased the outstanding 1.9% of GCIA shares owned by certain employees of GAMCO in exchange for 50,964 Class A shares of the Company in the amount of $1.5 million, which eliminated the mandatorily redeemable noncontrolling interest. Noncontrolling interest attributable to the 4.2% GCIA shares owned by third parties were classified as equity and were presented within the equity section, separately from AC’s portion of equity. During the year ended December 31, 2016, AC purchased the outstanding 4.2% of GCIA shares owned by third parties.

Index
Noncontrolling interests in Investment Partnerships that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of the consolidated statements of financial condition between liabilities and equity.

For the years ended December 31, 2017, 2016, and 2015, net income/(loss) attributable to noncontrolling interests on the consolidated statements of income represents the share of net income/(loss) attributable to the minority stockholders, as reported on a separate company basis, of our consolidated majority-owned subsidiaries and net income/(loss) attributable to certain investors in Investment Partnerships that are consolidated. The income/(loss) attributable to the mandatorily redeemable noncontrolling interests classified as liabilities prior to the Company’s purchase of the outstanding 1.9% of GCIA shares owned by certain employees of GAMCO is included in other operating expenses on the consolidated statements of income.

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

Net transfer from GBL

Net transfer from GBL in the consolidated statements of equity and cash flows for the year ended December 31, 2015 represents the net effect of transactions with and allocations from GAMCO prior to the spin-off.

Business Segment

The Company operates in one business segment, the investment advisory and asset management business. The Company’s Chief Operating Decision Maker reviews the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to asset management.

Recent Accounting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the ASC. The core principle of the new ASU No. 2014-09 requires companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is either applied on a retrospective or modified retrospective basis. The Company has evaluated this guidance and has concluded that it has no material impact on its consolidated financial statements other than expanded disclosure. The Company has adopted this ASU effective January 1, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. In addition, AFS classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values will no longer be available. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For public companies, the new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. To adopt the amendments, entities will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. The Company has evaluated this guidance and has adopted this ASU effective January 1, 2018 with no material impact on its consolidated financial statements other than the reclassification of the cumulative unrealized gain on AFS securities net of tax from other comprehensive income to retained earnings.

Index
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the guidance in GAAP for the accounting for leases. ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the consolidated statement of financial position. ASU 2016-02 is effective beginning January 1, 2019. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the consolidated statements of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption was permitted. The Company has evaluated this guidance and has concluded that it has no material impact on its consolidated financial statements. The Company has adopted this ASU effective January 1, 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, to simplify the process used to test for impairment of goodwill. Under the new standard, an impairment loss must be recognized in an amount equal to the excess of the carrying amount of a reporting unit over its fair value, limited to the total amount of goodwill allocated to that reporting unit. For public companies, the ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption was permitted for impairment tests that occur after January 1, 2017. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

On May 10, 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period. The Company has adopted this ASU effective January 1, 2018. This ASU would not have impacted the accounting for the acceleration of vesting of restricted stock awards (“RSAs”) during 2017. This ASU will have minimal, if any, impact given the relatively few unvested GAMCO RSAs currently outstanding.

On December 22, 2017, the SEC issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, to address the application of ASC 740, Income Taxes, in the reporting period that includes December 22, 2017, the date the Tax Cuts and Jobs Act (the “Act”) was signed into law. In general, the SAB provides that a company should reflect the income tax impacts of the Act for which the accounting under ASC 740 is complete. If a company is unable to complete the required accounting as a result of incomplete information, preparation or analysis, however, it may record a reasonable estimate as a provisional amount. Additional provisions deal with situations in which no reasonable estimate can be determined. Changes to estimates determined during a measurement period up to one year from the date of enactment will be reflected as an adjustment to tax expense or benefit in the reporting period the amounts are determined. With the exception of the book/tax differences related to the Company’s investments in funds that are partnerships and/or passive foreign investment companies, the Company has completed its analysis. We believe that we are able to make a reasonable estimate of the tax impact related to funds and have included this in the current year’s tax provision. As additional information is received from the underlying funds (e.g., Form K-1s are received that set out AC’s share of the funds’ taxable income), these estimates will be adjusted, most likely in the fourth quarter following the filing of the Company’s consolidated income tax return. The SAB also provides requirements concerning financial statement disclosures about the material financial reporting impacts of the Act.

Index
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, dealing with the accounting for the tax effects of components of other comprehensive income (OCI). As a result of the reduction of the U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act, current accounting guidance requires the revaluation of deferred tax assets and liabilities, and the resulting tax expense or benefit is reflected in net income. If the deferred tax asset or liability related to a component of OCI (e.g., unrealized gain/(loss) on available for sale securities), however, the tax effects of items within OCI no longer reflect the appropriate tax rate (referred to as stranded tax effects). This ASU permits the reclassification of the stranded tax effects from OCI to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption was permitted. We have adopted the ASU as of January 1, 2018 and will reflect an increase to OCI and a decrease to retained earnings of approximately $1.5 million in the period of adoption.

C. Investments in Securities

Investments in securities at December 31, 2017 and 2016 consisted of the following:

	2017		2016
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Government obligations	$53,681	$53,804	$119,755	$119,823
Common stocks	209,686	228,557	69,503	82,158
Mutual funds	1,959	3,157	2,402	3,143
Other investments	825	1,824	1,275	1,472
Total trading securities	266,151	287,342	192,935	206,596

Available for sale securities:
Common stocks	65,331	65,024	150,000	135,701
Mutual funds	103	271	206	500
Total available for sale securities	65,434	65,295	150,206	136,201

Total investments in securities	$331,585	$352,637	$343,141	$342,797

Securities sold, not yet purchased at December 31, 2017 and 2016 consisted of the following:

	2017		2016
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Common stocks	$4,862	$5,396	$9,583	$9,947
Other investments	1	335	27	37
Total securities sold, not yet purchased	$4,863	$5,731	$9,610	$9,984

Index
Investments in affiliated registered investment companies at December 31, 2017 and 2016 consisted of the following:

	2017		2016
	Cost	Fair Value	Cost	Fair Value
(In thousands)
Trading securities:
Closed-end funds	$26,231	$26,929	$-	$-
Mutual funds	41,950	48,328	40,096	45,351
Total trading securities	68,181	75,257	40,096	45,351

Available for sale securities:
Closed-end funds	53,782	66,218	62,890	80,650
Mutual funds	3,420	4,439	4,396	5,644
Total available for sale securities	57,202	70,657	67,286	86,294

Total investments in affiliated registered investment companies	$125,383	$145,914	$107,382	$131,645

The following table identifies all reclassifications between accumulated other comprehensive income (“AOCI”) and net income/(loss) for the years ended December 31, 2017 and 2016 (in thousands):

Amount Reclassified from AOCI		Affected Line Item in in the Statements Of Income	Reason for Reclassification from AOCI
Year ended December 31,
2017	2016

$167	$348	Net gain from investments	Realized gains on sale of AFS securities
11,788	-	Net gain from investments	Gains on transfer of AFS securities to affiliated broker-dealer
(19,201)	(324)	Net gain from investments	Other than temporary impairment of AFS securities
(7,246)	24	Income (loss) before income taxes
2,599	(9)	Income tax benefit (expense)
$(4,647)	$15	Net income (loss)

In November 2017, AC made a non-cash contribution of certain AFS securities totaling $91.3 million to G.research, an indirect wholly-owned broker-dealer that is required to account for these as trading securities under specialized industry accounting, which is ultimately retained through consolidation. This transaction resulted in the recognition of a gain of $11.8 million and income tax expense of $4.2 million in net income due to the reclassification of unrealized gains net of taxes out of other comprehensive income upon the completion of this transfer.

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments. At December 31, 2017 and December 31, 2016 we held derivative contracts on 1.7 million equity shares and 16,000 equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. We had no foreign exchange contracts outstanding at December 31, 2017 and December 31, 2016. Generally, these transactions are not designated as hedges for accounting purposes, and, therefore changes in fair values of these derivatives are included in net gain/(loss) from investments on the consolidated statements of income. One foreign exchange contract, which expired in June 2016, however, was designated as a hedge on Gabelli Value Plus+ Trust Ltd., a London Stock Exchange listed closed-end fund which is denominated in British Pounds. As the underlying investment that was being hedged is an available for sale security, the portion of the change in value of the closed-end fund that is currency related is recorded in net gain from investments on the consolidated statements of income and not in consolidated accumulated comprehensive income/(loss).

Index
The following tables identify the fair values and gains and losses of all derivatives and foreign currency positions held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of	Fair Value		Statement of	Fair Value
	Financial Condition Location	December 31, 2017	December 31, 2016	Financial Condition Location	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$-	Payable to brokers	$-	$-

Sub total		$-	$-		$-	$-

Derivatives not designated as hedging instruments under FASB ASC 815-20
Equity contracts	Investments in securities	$229	$127	Securities sold, not yet purchased	$335	$37
Foreign exchange contracts	Receivable from brokers	-	-	Payable to brokers	-	-

Sub total		$229	$127		$335	$37

Total derivatives		$229	$127		$335	$37

Type of Derivative	Income Statement Location	Year ended December 31,
		2017	2016

Foreign exchange contracts	Net gain from investments	$-	$1,373
Equity contracts	Net gain from investments	(98)	143

Total		$(98)	$1,516

The Company is a party to enforceable master netting arrangements for swaps entered into with major U.S. financial institutions as part of the investment strategy of the Company’s proprietary portfolio. They are typically not used as hedging instruments. These swaps, while settled on a net basis with the counterparties are shown gross in assets and liabilities on the consolidated statements of financial condition. The swaps have a firm contract end date and are closed out and settled when each contract expires.
				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
December 31, 2017	$229	$-	$229	$(229)	$-	$-
December 31, 2016	$96	$-	$96	$(9)	$-	$87

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
December 31, 2017	$334	$-	$334	$(229)	$-	$105
December 31, 2016	$9	$-	$9	$(9)	$-	$-

Index
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of AFS investments as of December 31, 2017 and 2016:

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Common stocks	$65,331	$-	$(307)	$65,024
Closed-end Funds	53,782	12,436	-	66,218
Mutual funds	3,523	1,187	-	4,710
Total available for sale securities	$122,636	$13,623	$(307)	$135,952

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Common stocks	$150,000	$-	$(14,299)	$135,701
Closed-end Funds	62,890	17,760	-	80,650
Mutual funds	4,602	1,542	-	6,144
Total available for sale securities	$217,492	$19,302	$(14,299)	$222,495

Changes in net unrealized gains/(losses), net of taxes, for AFS securities for the years ended December 31, 2017, 2016 and 2015 of $5.4 million, $3.2 million and ($11.2) million, respectively, have been included in other comprehensive income/(loss) at December 31, 2017, 2016 and 2015, respectively.

The amount reclassified from other comprehensive income/(loss) for the years ended December 31, 2017, 2016 and 2015 were gains/(losses) inclusive of other-than-temporary impairments and the impact of transfers of AFS securities to trading securities of $4.6 million, $0.02 million and of ($0.1) million, respectively. Return of capital on AFS securities were $0.9 million, $0.2 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Proceeds from sales of investments available for sale were approximately $0.3 million, $0.8 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, gross gains on the sale of investments available for sale amounted to $0.2 million, $0.3 million and $0.03 million, respectively, and were reclassed from other comprehensive income/(loss) into the consolidated statements of income. There were no losses on the sale of investments available for sale for the years ended December 31, 2017, 2016 and 2015. The Company determines the cost of a security sold by using specific identification. Accumulated other comprehensive income/(loss) on the consolidated statements of equity is primarily comprised of unrealized gains/(losses), net of taxes, for AFS securities.

The Company has an established accounting policy and methodology to determine other-than-temporary impairment. Under this policy, AFS securities are evaluated for other-than-temporary impairments and any impairment charges are recorded in net gain from investments on the consolidated statements of income. Management reviews all AFS securities whose cost exceeds their market value to determine if the impairment is other-than-temporary. Management uses qualitative factors such as diversification of the investment, the amount of time that the investment has been impaired, the intent to sell and the severity of the decline in determining whether the impairment is other than temporary.

Index
Investments classified as AFS that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	Cost	Unrealized Losses	Fair Value	Cost	Unrealized Losses	Fair Value
(in thousands)
Common Stocks	$65,331	$(307)	$65,024	$150,000	$(14,299)	$135,701
Total avalable for sale securities in unrealized loss position	$65,331	$(307)	$65,024	$150,000	$(14,299)	$135,701

For the years ended December 31, 2017, 2016 and 2015, there were $19.2 million, $0.3 million and $0.2 million of losses, respectively, on AFS securities deemed to be other-than-temporary. In 2017, AC recognized a $19.1 million OTT impairment on the GBL shares due to the magnitude and persistence of the unrealized loss.

At December 31, 2017, there was one holding in a loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it has been consecutively in a loss position and our evaluation of issuer-specific and industry-specific considerations. The holding was the GBL stock that was, as noted above, deemed to have an “other than temporary impairment” during the year ended December 31, 2017, but which has subsequently further declined. These further losses were not deemed to be other-than-temporarily impaired.

At December 31, 2016, there was one holding in an unrealized loss position which was not deemed to be other-than-temporarily impaired due to the length of time that it has been consecutively in a loss position and our evaluation of issuer-specific and industry-specific considerations. This holding was a common stock and was impaired for seven consecutive months. This fair value of this holding exceeded its cost during the year ended December 31, 2016.

D. Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities, in which the Company had investments totaling $124.5 million and $112.3 million at December 31, 2017 and 2016, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $21.1 million and $17.1 million at December 31, 2017 and 2016, respectively (“Unaffiliated Entities”). We evaluate each entity for the appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated, as discussed in Note B.

For those entities where consolidation is not deemed appropriate, we report them in our consolidated statements of financial condition under the caption “Investments in partnerships.” The caption includes investments in Affiliated Entities which the Company accounts for under the equity method of accounting and Unaffiliated Entities which the Company accounts for using fair value accounting. The Company reflects the equity in earnings of these Affiliated Entities and the change in fair value of the Unaffiliated Entities under the caption net gain from investments on the consolidated statements of income.

Index
The following table highlights the number of entities that we consolidate as well as the basis under which they are consolidated:

Entities consolidated

	VIEs	VOEs
Entities consolidated at December 31, 2014	1	4
Additional consolidated entities	1	2
Deconsolidated entities	-	(2)
Entities consolidated at December 31, 2015	2	4
Additional consolidated entities	1	-
Deconsolidated entities	(2)	(3)
Entities consolidated at December 31, 2016	1	1
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at December 31, 2017	1	3

At and for the year ended December 31, 2017, three VOEs are consolidated, as the Company owns a majority of the interests in these entities and one Partnership VIE is consolidated, as the unaffiliated partners or shareholders lack substantive kick-out rights and the Company is the entity’s primary beneficiary.

At and for the year ended December 31, 2016, one VOE is consolidated, as the Company owns a majority of the interests in the entity and one VIE is consolidated, as the unaffiliated partners or shareholders lack substantive kick-out rights and the Company is the entity’s primary beneficiary.

At and for the year ended December 31, 2015, two VIEs were consolidated because the unaffiliated partners or shareholders lack substantive kick-out rights and the Company was determined to be the primary beneficiary. At and for the year ended December 31, 2015, two VOEs were consolidated because the Company, as either the general partner or investment manager, was deemed to have control. During the year ended December 31, 2015, it was determined that an additional VOE should be consolidated when the entity was created without unaffiliated capital and a VIE should be consolidated upon the last unaffiliated investor withdrawing its capital. Additionally, a VOE was deconsolidated as the Company’s ownership percentage fell below 50%, a VOE was deconsolidated when it was closed, and an additional VOE was consolidated upon the withdrawal of the last unaffiliated investor.

The following table breaks down the investments in partnerships line by accounting method used (in thousands):

	December 31, 2017
Accounting method	Affiliated	Unaffiliated	Total

Fair Value	$9,442	$-	$9,442
Equity Method	115,046	21,103	136,149

Total	$124,488	$21,103	$145,591

	December 31, 2016
Accounting method	Affiliated	Unaffiliated	Total

Fair Value	$8,343	$-	$8,343
Equity Method	103,947	17,108	121,055

Total	$112,290	$17,108	$129,398

Index
The following table includes the net impact by line item on the consolidated statements of financial condition for the consolidated entities (in thousands):

	December 31, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$287,963	$5,149	$293,112
Investments in securities (including GBL stock)	255,252	97,385	352,637
Investments in affiliated investment companies	198,469	(52,555)	145,914
Investments in partnerships	160,456	(14,865)	145,591
Receivable from brokers	11,722	23,159	34,881
Investment advisory fees receivable	5,749	(10)	5,739
Other assets	28,865	176	29,041
Total assets	$948,476	$58,439	$1,006,915
Liabilities and equity
Securities sold, not yet purchased	$5,405	$326	$5,731
Accrued expenses and other liabilities	24,924	11,883	36,807
Redeemable noncontrolling interests	-	46,230	46,230
Total equity	918,147	-	918,147
Total liabilities and equity	$948,476	$58,439	$1,006,915

	December 31, 2016
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$313,785	$308	$314,093
Investments in securities (including GBL stock)	336,459	6,338	342,797
Investments in affiliated investment companies	131,645	-	131,645
Investments in partnerships	133,794	(4,396)	129,398
Receivable from brokers	10,542	2,046	12,588
Investment advisory fees receivable	9,800	(16)	9,784
Other assets	12,298	-	12,298
Total assets	$948,323	$4,280	$952,603
Liabilities and equity
Securities sold, not yet purchased	$9,984	$-	$9,984
Accrued expenses and other liabilities	64,317	50	64,367
Redeemable noncontrolling interests	-	4,230	4,230
Total equity	874,022	-	874,022
Total liabilities and equity	$948,323	$4,280	$952,603

Index
The following table includes the net impact by line item on the consolidated statements of income for the consolidated entities (in thousands):

	Twelve Months Ended December 31, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$26,962	$(47)	$26,915
Total expenses	45,595	1,706	47,301
Operating loss	(18,633)	(1,753)	(20,386)
Total other income, net	25,050	1,600	26,650
Income (loss) before income taxes	6,417	(153)	6,264
Income tax benefit	(2,420)	-	(2,420)
Net income (loss) before NCI	8,837	(153)	8,684
Net loss attributable to noncontrolling interests	-	(153)	(153)
Net income	$8,837	$-	$8,837

	Twelve Months Ended December 31, 2016
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$31,247	$(20)	$31,227
Total expenses	43,285	174	43,459
Operating loss	(12,038)	(194)	(12,232)
Total other income, net	26,086	491	26,577
Income before income taxes	14,048	297	14,345
Income tax expense	3,876	-	3,876
Net income before NCI	10,172	297	10,469
Net income (loss) attributable to noncontrolling interests	(46)	297	251
Net income	$10,218	$-	$10,218

	Twelve Months Ended December 31, 2015
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$22,883	$(41)	$22,842
Total expenses	36,963	191	37,154
Operating loss	(14,080)	(232)	(14,312)
Total other income (expense), net	11,967	(231)	11,736
Loss before income taxes	(2,113)	(463)	(2,576)
Income tax benefit	(1,685)	-	(1,685)
Net loss before NCI	(428)	(463)	(891)
Net loss attributable to noncontrolling interests	(317)	(463)	(780)
Net loss	$(111)	$-	$(111)

Variable Interest Entities

With respect to each consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of these VIEs have no recourse to the Company’s general assets. In addition, the Company neither benefits from the VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to VIEs that are consolidated and included on the consolidated statements of financial condition as well as the Company’s net interest in these VIEs:

	December 31, 2017	December 31, 2016
(In thousands)
Cash and cash equivalents	$120	$308
Investments in securities	8,757	6,338
Receivable from broker	1,657	2,046
Other assets	(19)	(8)
Accrued expenses and other liabilities	(29)	(37)
Redeemable noncontrolling interests	(284)	(287)
AC’s net interests in consolidated VIE	$10,202	$8,360

Index
Equity Method Investments

The Company’s equity method investments include its investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

The summarized financial information of the Company’s equity method investments for December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
(In millions)
Total assets	$1,600	$2,137
Total liabilities	322	350
Total equity	1,278	1,787

	For the year
	2017	2016
Net income/(loss)	112	(17)

E. Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2017 and 2016 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Investments in certain entities that calculate net asset value per share and other investments that are not held at fair value are provided as separate items to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total amounts presented in the consolidated statements of financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (a)	Other Assets Not Held at Fair Value (b)	Balance as of December 31, 2017
Cash equivalents	$290,043	$-	$-	$-	$-	$290,043
Investments in partnerships	-	-	-	140,617	4,974	145,591
Investments in securities (including GBL stock):
AFS - Common stocks	65,024	-	-	-	-	65,024
AFS - Mutual funds	271	-	-	-	-	271
Trading - Gov’t obligations	53,804	-	-	-	-	53,804
Trading - Common stocks	227,938	1	618	-	-	228,557
Trading - Mutual funds	3,157	-	-	-	-	3,157
Trading - Other	426	229	1,169	-	-	1,824
Total investments in securities	350,620	230	1,787	-	-	352,637
Investments in affiliated registered investment companies:
AFS - Closed-end funds	66,218	-	-	-	-	66,218
AFS - Mutual funds	4,439	-	-	-	-	4,439
Trading - Closed-end funds	26,929	-	-	-	-	26,929
Trading - Mutual funds	48,328	-	-	-	-	48,328
Total investments in affiliated registered investment companies	145,914	-	-	-	-	145,914
Total investments	496,534	230	1,787	140,617	4,974	644,142
Total assets at fair value	$786,577	$230	$1,787	$140,617	$4,974	$934,185
Liabilities
Trading - Common stocks	$5,396	$-	$-	$-	$-	$5,396
Trading - Other	-	335	-	-	-	335
Securities sold, not yet purchased	$5,396	$335	$-	$-	$-	$5,731

Investments that are measured at NAV as of December 31, 2017 include $124.5 million and $16.1 million of Affiliated and Unaffiliated Entities, respectively. Capital may generally be redeemed from Affiliated Entities on a monthly basis upon adequate notice as determined in the sole discretion of each entity’s investment manager. Capital invested in Unaffiliated Entities may generally be redeemed at various intervals ranging from monthly to annually upon notice of 30 to 95 days. Certain Unaffiliated Entities may require a minimum investment period before capital can be voluntarily redeemed (a “Lockup Period”). No investment in an Unaffiliated Entity has an unexpired Lockup Period. The Company has no outstanding capital commitments to any Affiliated or Unaffiliated Entity.

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (a)	Other Assets Not Held at Fair Value (b)	Balance as of December 31, 2016
Cash equivalents	$314,082	$-	$-	$-	$-	$314,082
Investments in partnerships	-	-	-	125,527	3,871	129,398
Investments in securities (including GBL stock):
AFS - Common stocks	135,701	-	-	-	-	135,701
AFS - Mutual funds	500	-	-	-	-	500
Trading - Gov’t obligations	119,823	-	-	-	-	119,823
Trading - Common stocks	81,696	1	461	-	-	82,158
Trading - Mutual funds	3,143	-	-	-	-	3,143
Trading - Other	1,062	127	283	-	-	1,472
Total investments in securities	341,925	128	744	-	-	342,797
Investments in affiliated registered investment companies:
AFS - Closed-end funds	80,650	-	-	-	-	80,650
AFS - Mutual funds	5,644	-	-	-	-	5,644
Trading - Mutual funds	45,351	-	-	-	-	45,351
Total investments in affiliated registered investment companies	131,645	-	-	-	-	131,645
Total investments	473,570	128	744	125,527	3,871	603,840
Total assets at fair value	$787,652	$128	$744	$125,527	$3,871	$917,922
Liabilities
Trading - Common stocks	$9,947	$-	$-	$-	$-	$9,947
Trading - Other	-	37	-	-	-	37
Securities sold, not yet purchased	$9,947	$37	$-	$-	$-	$9,984

(a)	Amounts are comprised of certain investments measured at fair value using NAV or its equivalent as a practical expedient. These investments have not been classified in the fair value hierarchy.
(b)
Amounts include certain equity method investments which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2017 (in thousands)

	December 31, 2016	Total Realized and Unrealized Gains or (Losses) in Income		Total Unrealized Gains or (Losses) Included in Other	Total Realized and Unrealized			Transfers In and/or
Asset	Beginning Balance	Trading	AFS Investments	Comprehensive Income	Gains or (Losses)	Purchases	Sales	(Out) of Level 3	Ending Balance

Financial instruments owned:
Trading - Common stocks	$461	$193	$-	$-	$193	$-	$-	$(36)	$618
Trading - Other	283	869	-	-	869	167	(150)	-	1,169
Total	$744	$1,062	$-	$-	$1,062	$167	$(150)	$(36)	$1,787

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2017. During the year ended December 31, 2017, the Company transferred an investment with a value of approximately $36,000 from Level 3 to Level 1. The reclassification was due to increased availability of market price quotations and was based on the value at the beginning of the period in which the transfer occurred.

Index
Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis for the year ended December 31, 2016 (in thousands)

	December 31, 2015	Total Realized and Unrealized Gains or (Losses) in Income		Total Unrealized Gains or (Losses) Included in Other	Total Realized and Unrealized			Transfers In and/or
Asset	Beginning Balance	Trading	AFS Investments	Comprehensive Income	Gains or (Losses)	Purchases	Sales	(Out) of Level 3	Ending Balance

Financial instruments owned:
Trading - Common stocks	$508	$(47)	$-	$-	$(47)	$-	$-	$-	$461
Trading - Other	305	(2)	-	-	(2)	-	(20)	-	283
Total	$813	$(49)	$-	$-	$(49)	$-	$(20)	$-	$744

During the year ended December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3 holdings.

F. Income Taxes

For the calendar years 2017, 2016 and the month of December 2015, AC and its greater than 80% owned subsidiaries file a consolidated federal income tax return. Accordingly, the income tax provision represents the aggregate of the amount provided for all companies.

Prior to the spin-off, the operations of the Company’s subsidiaries are included in the consolidated U.S. federal and certain state and local income tax returns of GAMCO for the first eleven months of the 2015. For this period, the Company filed a consolidated U.S. federal and certain state and local income tax returns for the last month of 2015. The Company’s subsidiaries’ federal and certain state and local income taxes were calculated as if the Company’s subsidiaries filed on a separate return basis, and the amount of current and deferred tax or benefit is either remitted to or received from GAMCO.

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
(In thousands)
Federal:
Current	$781	$5,018	$4,540
Deferred	(3,137)	(1,231)	(6,160)
State and local:
Current	(33)	236	225
Deferred	(31)	(147)	(290)
Total	$(2,420)	$3,876	$(1,685)

A reconciliation of the Federal statutory rate to the effective tax rate is set forth below:

	2017	2016	2015
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State income tax, net of Federal benefit	(1.3)	1.2	1.6
Dividends received deduction	(8.0)	(3.6)	26.4
Donation of appreciated securities	(21.5)	(4.5)	3.2
Revaluation of net deferred tax liabilities due to tax reform	(26.5)	-	-
Accelerated vesting of restricted stock awards	(14.5)	-	-
Noncontrolling interests	(0.9)	(0.7)	-
Other	0.1	0.6	0.2
Effective income tax rate	-38.6%	27.0%	65.4%

Index
U.S. federal legislation commonly referred to as the Tax Cuts and Jobs Act reduced the corporate income tax rate from a maximum of 35% to 21% beginning in 2018. As a result, the Company revalued its deferred tax assets and liabilities in December 2017. The income tax provision for the year ended December 31, 2017 reflects a benefit of $1.7 million due to this revaluation. This benefit, which was based on reasonable estimates, may require future adjustment for a variety of factors including the receipt of additional information from investment funds, changes in the Company’s assumptions, and/or the availability of further guidance and interpretations.

Significant components of our deferred tax assets and liabilities are as follows:

	2017	2016
(In thousands)
Deferred tax assets:
Stock-based compensation expense	$19	$719
Deferred compensation	987	1,315
Shareholder-designated contribution carryover	1,765	1,461
Other	3	4
Total deferred tax assets	2,774	3,499
Deferred tax liabilities:
Investments in securities and partnerships	(6,165)	(7,451)
Other liabilities	(12)	-
Total deferred tax liabilities	(6,177)	(7,451)
Net deferred tax liabilities	$(3,403)	$(3,952)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows:

(in thousands)
Balance at January 1, 2015	$57
Additions based on tax positions related to the current year	(60)
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(2)
Settlements	(11)
Balance at December 31, 2015	(16)
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	126
Reductions for tax positions of prior years	(10)
Settlements	-
Balance at December 31, 2016	100
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(89)
Settlements	-
Balance at December 31, 2017	$11

The Company records penalties and interest related to tax uncertainties in income taxes. As of December 31, 2017, 2016 and 2015, the Company’s had gross unrecognized tax benefits (liabilities) of $10,923, $100,149 and ($15,678), respectively, of which $8,629, $66,098 and ($10,347), respectively, if recognized, would impact the Company’s effective tax rate. The Company has accrued liabilities of $6,241 and $94,428 as of December 31, 2017 and 2016, respectively, for interest and penalties. These amounts are included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Under the Company’s Tax Indemnity and Sharing Agreement with GAMCO, GAMCO is liable for all income taxes of the Company for periods prior to the spin-off from GAMCO. The Company is not currently under audit by any tax jurisdiction. The Company is subject to Federal and state audits for tax years after 2014.

Index
G. Earnings per Share

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

The computations of basic and diluted net income/(loss) per share are as follows:

	For the Years Ending December 31,
(in thousands, except per share amounts)	2017	2016	2015
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$8,837	$10,218	$(111)
Weighted average shares outstanding	23,792	24,870	24,887
Basic net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$0.37	$0.41	$-

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$8,837	$10,218	$(111)

Weighted average share outstanding	23,792	24,870	24,887
Dilutive restricted stock awards	133	305	283
Total	23,925	25,175	25,170
Diluted net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$0.37	$0.41	$-

H. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP indirectly owns a majority of our Class B Stock, representing approximately 94% of the combined voting power and 78% of the outstanding shares of our common stock at December 31, 2017.

Loans with GAMCO

On December 28, 2015, GCIA paid GAMCO $16 million in full repayment of an outstanding demand loan which bore interest at 5.5%. The interest on this loan was $0.9 million in 2015 and is included in interest expense on the consolidated statements of income.

During 2015, GCIA paid to GAMCO $66,000 of interest on the GCIA Note which is included in interest expense on the consolidated statements of income.

During the years ended December 31, 2017 and 2016, AC received principal repayments totaling $50 million and $150 million, respectively, on the GAMCO Note. Following these prepayments, the outstanding balance of $50 million is due on November 30, 2020. Interest income of $3.0 million, $7.8 million and $0.8 million is included in interest and dividend income on the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, respectively. See Note A. Organization.

On December 26, 2017, GAMCO issued a promissory note to the Company for $15 million. The note comes due on February 28, 2018, bears interest at 1.6% per annum, and is secured by a second lien on certain marketable securities held by GAMCO.

Investment in Securities

At December 31, 2017 and 2016, approximately $44 million and $39 million, respectively, of our proprietary investment accounts, which are included in investments in securities on the consolidated statements of financial condition, were managed by our analysts or portfolio managers other than Mr. Mario Gabelli. The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts. In August 2006, a son of the Executive Chairman was given responsibility for managing one such proprietary investment account. The balance in the account at December 31, 2017 and 2016 was $18.0 and $14.6 million, respectively, of which $3.5 million and $2.7 million, respectively, is owed to the portfolio manager representing earnings that have been re-invested in the account. For 2017, 2016 and 2015, the performance of this account resulted in compensation of approximately $0.5 million, $0.1 million and $0.1 million, respectively, for managing this account.

Index
At December 31, 2017 and 2016, the value of the Company’s investment in GAMCO common stock was $130.3 million and $135.7 million, respectively. The Company recorded dividend income of $0.4 million in 2017 and 2016 relating to its investment in GAMCO common stock, which is included in interest and dividend income on the consolidated statements of income.

At December 31, 2017 and 2016, the Company had investments of $238.1 million and $314.1 million, respectively, invested in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the consolidated statements of financial condition.

Investments in affiliated equity mutual funds advised by Gabelli Funds, LLC, a wholly-owned subsidiary of GAMCO, and Teton Advisors, Inc., an investment advisor controlled by GGCP Holdings, LLC, the majority stockholder of AC, at December 31, 2017 and 2016 totaled $146.2 million and $132.1 million, respectively, and are included in either investments in securities or investments in affiliated registered investment companies on the consolidated statements of financial condition.

Investment in Partnerships

We had an aggregate investment in affiliated partnerships and offshore funds of approximately $124.5 million and $112.3 million at December 31, 2017 and 2016, respectively.

Investment Advisory Services

GCIA and Gemini Capital Management LLC (“GCM LLC”) serve as co-general partners of Gemini Global Partners, L.P. (formerly Gabelli Global Partners, L.P., “Gemini LP”). Gabelli Securities International Limited, a Bermuda corporation (“GSIL”) formed in 1994 to provide investment advisory services to offshore funds and accounts, and GCM LLC serve as co-investment managers of Gabelli Global Partners Ltd. (“GGP Ltd”). Gemini LP and GGP Ltd are both feeder funds of Gabelli Global Partners Master Fund Ltd., an investment fund organized in the Cayman Islands. GCIA owns 45% of GSIL. A son of the Executive Chairman owns the remaining 55% of GSIL and 100% of GCM LLC.

Each of GCIA and GCM LLC is entitled to 50% of advisory fees and incentive allocations payable by Gemini LP. These advisory fees were $55,228, $63,196 and $70,345 for 2017, 2016 and 2015, respectively. No incentive fees were earned from 2015 to 2017. As of December 31, 2017 and 2016, there were payables of $13,018 and $201,065, respectively, from Gemini LP included in payables to affiliates and receivables from affiliates, respectively, on the consolidated statements of financial condition.

Each of GSIL and GCM LLC is entitled to 50% of advisory and incentive fees payable by and GGP Ltd. These advisory fees were $7,365, $10,325 and $0 for 2017, 2016 and 2015, respectively. No incentive fees were earned from 2015 to 2017. As of December 31, 2017 and 2016, there was a payable of $10,528 and a receivable of $10,329 respectively, from GGP Ltd included in payables to affiliates and receivables from affiliates, respectively, on the consolidated statements of financial condition.

In October 2017, GCIA agreed to purchase the remaining shares of GSIL that it does not hold for $564,516, subject to regulatory approvals and other standard closing conditions. As of December 31, 2017, the closing conditions have not been satisfied.

In October 2017, GCIA agreed to purchase all outstanding shares of GAMA Funds Holdings GmbH, Baar, (“GFH”) a private Swiss company that holds investments in private companies, from a son of the Executive Chairman for $110,539 plus net proceeds from the sale of its investments, subject to regulatory approvals and other standard closing conditions. As of December 31, 2017, the closing conditions have not been satisfied.

Index
Compensation

Subsequent to the spin-off on November 30, 2015, and in accordance with Mr. Gabelli’s employment agreement, the Company will pay the Executive Chairman, or his designated assignee, a monthly management fee equal to 10% of the Company’s pretax profits before consideration of this fee and before consolidation of the various consolidated funds and partnerships discussed in Note D. Prior to the spin-off, the amount of management fee reflected on the financial statements is a carve-out from the historical GAMCO consolidated financial statements. In 2017, 2016 and 2015, the Company recorded management fee expense or (contra-expense) of $0.7 million, $1.6 million and ($0.3) million, respectively. These fees are recorded as management fee on the consolidated statements of income.

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

Affiliated Receivables/Payables

At December 31, 2017, the receivable from affiliates consists primarily of the $15 million promissory note issued by GAMCO on December 26, 2017. At December 31, 2016, the receivable from affiliates consists primarily of SICAV net revenues due from Gabelli Funds, LLC (see Other below for detail).

At December 31, 2017 and 2016, the payable to affiliates primarily consisted of expenses paid by affiliates on behalf of the Company pursuant to the Transitional Services Agreement.

GAMCO Sublease

Since 1997, GAMCO has leased office space at 401 Theodore Fremd Ave, Rye, NY from M4E, LLC, an entity owned by the adult children of the Executive Chairman. The current lease expires on December 31, 2028. The Company paid $77,444 and $310,566 to GAMCO in 2016 and 2015, respectively, for its use of the Rye location. In June 2016, AC entered into a sublease agreement with GAMCO initially effective from April 1, 2016 through March 31, 2017. In March, 2017, this sublease was renewed through March 31, 2018. Pursuant to the sublease, AC and its subsidiaries shall pay a monthly fixed lease amount based on the percentage of square footage occupied by its employees (including pro rata allocation of common space). For the year ended December 31, 2017 and the nine months ended December 31, 2016, the Company paid $374,401 and $276,238, respectively, under the sublease agreement. These amounts are included within other operating expenses on the consolidated statements of income.

Other

In 2017, 2016 and 2015, the Company earned $4.5 million, $5.2 million and $4.9 million, respectively, or 60%, 63% and 59%, respectively, of its commission revenue from transactions executed on behalf of Gabelli Funds, LLC and private wealth management clients advised by GAMCO Asset Management Inc., wholly-owned subsidiaries of GAMCO. These commissions are included in institutional research services on the consolidated statements of income.

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

Index
Pursuant to research services agreements (see Note B), GAMCO Asset Management Inc. paid $2.2 million, $1.5 million and $0.7 million and Gabelli Funds, LLC paid $2.3 million, $1.5 million and $0.8 million to the Company for the years ended December 31, 2017, 2016 and 2015, respectively.

During 2017 and 2016, the Company participated as agent in the at the market offerings of The Gabelli Global Gold, Natural Resources & Income Trust (“GGN”) and The Gabelli Healthcare & WellnessRx Trust 5.875% Series B Cumulative Preferred Stock (“GRX”). Pursuant to sales agreements between the parties, the Company earned sales manager fees related to these offerings of $39,782 and $1,178,330 for GGN, respectively, and $0 and $5,495 for GRX, respectively, which are included in institutional research services on the consolidated statements of income. There were no sales manager fees earned from GGN or GRX offerings during 2015.

The Company participated in three preferred stock offerings of certain GAMCO closed-end funds in 2017. In September 2017, the Company acted as co-underwriter in The Ellsworth Growth and Income Fund Ltd 5.25% Series A Fixed Rate Preferred Stock and The Gabelli Multimedia Trust 5.25% Series E Cumulative Preferred Stock offerings. During October 2017, the Company acted as co-underwriter in GAMCO Natural Resources, Gold & Income Trust 5.20% Series A Cumulative Preferred Stock offering. Underwriting fees and selling concessions, net of expenses, related to the launch of these funds amounted to $172,730 and are included in either institutional research services or other revenue on the consolidated statements of income. Throughout 2016, the Company acted as co-underwriter in five preferred stock offerings of certain GAMCO closed-end funds: The Gabelli Equity Trust 5.45% Series J Cumulative Preferred Stock; The Gabelli Global Small and Mid Cap Value Trust 5.45% Series A Cumulative Preferred Stock; The Gabelli Utility Trust 5.375% Series C Cumulative Preferred Stock; The Gabelli Dividend & Income Trust 5.25% Series G Cumulative Preferred Stock; and Bancroft Fund Ltd. 5.375% Series A Preferred Stock. Underwriting fees and selling concessions, net of expenses, related to the launch of these funds amounted to $420,252 and are included in either institutional research services or other revenue on the consolidated statements of income.

On July 27, 2011, the Company entered into a Distribution Agreement with G.distributors, LLC (“G.distributors”), a subsidiary of GAMCO. Under the Distribution Agreement, the Company was the broker of record for certain ongoing client relationships and earned distribution fees. On July 1, 2015, these mutual fund distribution assets were transferred out of the Company. Through June 30, 2015, the Company earned $263,692 in distribution fees, which are included in other income on the consolidated statements of income.

On June 30, 2015, Distributors Holdings, Inc. (“DHI”), a wholly-owned subsidiary of GCIA formed G.research, LLC, a single member limited liability company, in connection with the transfer of the distribution assets of G.research, Inc. As a result of these transactions: (a) DHI became a wholly-owned subsidiary of GAMCO; (b) G.research LLC became a wholly-owned subsidiary of GCIA; (c) G.research received capital contributions of $1,937,670 and $234,000 related to a deferred tax liability that was transferred to DHI and the value of the distribution assets, respectively; and (d), G.research, LLC recorded a deferred tax liability of $88,227 related to the distribution assets.

Pursuant to an agreement between the Company and Funds, Funds pays to GCIA 90% of the net revenues it receives related to investment advisory service provided to GAMCO International SICAV – GAMCO Merger Arbitrage, an investment company incorporated under the laws of Luxembourg (the “SICAV”). For this purpose, net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Funds. In connection with these services, Funds paid GCIA $2.8 million, $2.7 million and $1.0 million during 2017, 2016 and 2015, respectively. These payments are included in investment advisory and incentive fees on the consolidated statements of income.

As general partner or co-general partner of various affiliated limited partnerships, the Company receives a management fee based on a percentage of each partnership’s net assets and a 20% incentive allocation based on economic profits.

Index
I. Equity

Voting Rights

The holders of Class A Stock and Class B Stock have identical rights except that (i) holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general, and (ii) holders of each share class are not eligible to vote on matters relating exclusively to the other share class.

Stock Award and Incentive Plan

There were no restricted stock awards (“RSAs”) issued by AC during 2017 or 2016. On November 30, 2015, in connection with the spin-off, the Company issued 554,100 AC RSA shares to GAMCO employees (including GAMCO employees who became AC employees) who held 554,100 GAMCO RSA shares at that date. The purpose of the issuance was to ensure that any employee who had GAMCO RSAs was granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off. The value of the GAMCO RSAs held by AC employees is recognized as expense by the Company over the remaining vesting period because the employees’ services are for the benefit of the Company. As of December 31, 2016, there were 424,340 AC RSA shares outstanding and 424,340 GAMCO RSA shares outstanding. As of December 31, 2015, there were 553,100 AC RSA shares outstanding and 553,100 GAMCO RSA shares outstanding. In accordance with GAAP, we have allocated the stock compensation costs between GAMCO and AC based upon each employee’s individual allocation of their responsibilities between GAMCO and AC.

On June 1, 2017, the Compensation Committee of AC accelerated the vesting of all 420,240 outstanding RSAs effective June 15, 2017 and on August 7, 2017, the compensation committee of GAMCO’s Board of Directors (the “GAMCO Committee”) accelerated the vesting of 201,120 outstanding GAMCO RSAs effective August 31, 2017. In addition, the GAMCO Committee accelerated the vesting of an additional 144,650 GAMCO RSAs effective December 27, 2017.

The total compensation costs related to non-vested awards not yet recognized is approximately $0.1 million as of December 31, 2017. This was recognized as expense in January 2018.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded approximately $5.9 million, $2.5 million and $4.9 million, respectively, in stock-based compensation expense which resulted in the recognition of tax benefits of approximately $1.3 million, $0.8 million and $1.7 million, respectively. The expense for the years ended December 31, 2017, 2016 and 2015 includes $4.2 million, $0 and $4.9 million attributable to the acceleration of the AC and GAMCO RSAs, respectively, in each year. There was no accelerated vesting of RSAs in the year ended December 31, 2016.

Stock Repurchase Program

In 2017, the Company repurchased 0.6 million shares at an average price of $34.61 per share for a total investment of $21.2 million.

In 2016, the Company repurchased 1.3 million shares at an average price of $31.10 per share for a total investment of $41.6 million. This includes a purchase of 926,345 shares from an unaffiliated third party on December 30, 2016 at a price of $31.05 for which the related payable of $28.8 million is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Dividends

During 2017, the Company declared dividends of $0.20 per share to class A and class B shareholders totaling $4.8 million, of which $2.4 million is payable on January 10, 2018 and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

During 2016, the Company declared dividends of $0.20 per share to class A and class B shareholders totaling $5.0 million, of which $2.4 million was paid on January 25, 2017 and is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Index
J. Retirement Plan

The Company participates in an incentive savings plan (the “Savings Plan”), covering substantially all employees. Company contributions to the Savings Plan are determined annually by management of the Company and (prior to the spin-off) GAMCO’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. The amounts expensed for allocated contributions to the Savings Plan amounted to approximately $49,000, $34,000 and $12,000 in 2017, 2016 and 2015, respectively, and are included in compensation on the consolidated statements of income.

K. Guarantees, Contingencies, and Commitments

G.research has agreed to indemnify the clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by G.research. At each of December 31, 2017, 2016 and 2015, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. G.research also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of G.research’s obligations under the agreements. G.research has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made on the consolidated financial statements.

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

L. Net Capital Requirements

G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research, LLC is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place Proprietary Accounts of Introducing Firms and Dealers (“PAIB”) agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $41.8 million and $3.7 million, exceeding the required amount of $250,000 by $41.6 million and $3.4 million, at December 31, 2017 and 2016, respectively. There were no subordinated borrowings during the years ended December 31, 2017 and 2016.

M. Shareholder-Designated Contribution Plan

The Company has established a Shareholder Designated Charitable Contribution program. Under the program, from time to time each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty-five cents per share based upon the actual number of shares registered in the shareholder’s name. Shares held in nominee or street name were not eligible to participate. The Company recorded an expense of $4.2 million and $5.4 million related to this contribution for the years ended December 31, 2017 and 2016, respectively, which is included in shareholder-designated contribution in the consolidated statements of income.

Index
N. Quarterly Financial Information (Unaudited)

Quarterly financial information for the years ended December 31, 2017 and 2016 is presented below.

	2017
	1st	2nd	3rd	4th	Total
(In thousands, except per share data)
Revenues	$4,987	$5,095	$5,248	$11,585	$26,915
Operating loss	(4,332)	(6,453)	(6,112)	(3,489)	(20,386)
Net income (loss) attributable to Associated Capital Group, Inc.’s shareholders	(13,078)	4,596	1,519	15,800	8,837
Net income (loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	(0.55)	0.19	0.06	0.67	0.37
Diluted	$(0.55)	$0.19	$0.06	$0.67	$0.37

	2016
	1st	2nd	3rd	4th	Total

Revenues	$4,517	$4,964	$5,451	$16,295	$31,227
Operating income (loss)	(4,515)	(3,352)	(4,497)	132	(12,232)
Net income attributable to Associated Capital Group, Inc.’s shareholders	1,593	1,019	3,959	3,647	10,218
Net income attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	0.06	0.04	0.16	0.15	0.41
Diluted	$0.06	$0.04	$0.16	$0.15	$0.41

For years in which our funds have positive performance, fourth quarter revenue, and therefore fourth quarter operating income, will generally exceed the revenue and operating income levels recognized in each of the prior three quarters of the year due to the recognition of incentive fees from investment partnerships and funds.

The GAMCO Committee accelerated the vesting of 144,650 GAMCO RSAs effective December 27, 2017 which resulted in stock-based compensation expense of $0.6 million.

During the fourth quarter of 2017, AC contributed securities to its wholly-owned broker-dealer subsidiary. A portion of the contributed securities had qualified for AFS accounting under current generally accepted accounting principles while held by AC. The contribution of the AFS securities to the broker-dealer resulted in the recognition of net income during the quarter since the broker-dealer does not qualify for AFS accounting treatment. The unrealized gain on the contributed AFS securities recognized in net income was reclassified from other comprehensive income in the amount of $11.8 million.

In December 2017, the Company recorded a $1.7 million income tax benefit related to the revaluation of deferred tax items as a result of the recently-enacted Tax Cut and Jobs Act. This benefit, which is based on reasonable estimates, may require future adjustment due to receipt of additional information from investment funds, changes in the Company’s assumptions, and/or the availability of further guidance and interpretations.

O. Subsequent Events

During the period from January 1, 2018 to March 8, 2018, we repurchased 3,971 Class A shares at an average price per share of $33.99.

On March 5, 2018, AC completed an exchange offer with respect to its Class A shares. Tendering shareholders will receive 1.35 GAMCO Class A shares that the Company holds for each Class A share, together with cash in lieu of any fractional share. Computershare Trust Company, N.A., the exchange agent for the offer, advised the Company that 490,761 shares were validly tendered and not withdrawn (including 32,756 shares delivered by the expiration of the guaranteed delivery period), representing approximately 11% of the Class A shares outstanding. The Company has accepted for exchange all shares validly tendered and not withdrawn and will promptly deliver approximately 662,000 GAMCO Class A shares in payment for the tendered Class A shares.

Index
On February 6, 2018, G.research amended its existing research service agreements with GAMCO Asset Management Inc. and Gabelli Funds, LLC, to provide for annual research services fees from these entities in 2018 of $1.50 million and $1.53 million respectively.

On February 6, 2018, the Company and GAMCO renewed their sublease for the period of April 1, 2018 to March 31, 2019. The annual rental cost under the sublease is approximately $0.5 million.

The outstanding principal and accrued interest on the December 2017 promissory note from GAMCO were paid on February 28, 2018.

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

(b) Management’s Report on Internal Control Over Financial Reporting

AC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management of the Company, with the participation of the principal executive officer and under the supervision of the principal financial officer, conducted an evaluation of the effectiveness of AC’s internal control over financial reporting as of December 31, 2017, as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2017, the Company maintained effective internal control over financial reporting. This annual report does not include an audit attestation report on the Company’s internal control over financial reporting of the Company’s independent registered public accounting firm due to the rules of the Securities and Exchange Commission for Emerging Growth Companies.

Index
(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of AC and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2018 Annual Meeting, AC will also submit to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by AC of the NYSE corporate governance listing standards as of the date of the certification.

ITEM 11:	EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is included in our Proxy Statement and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement is incorporated herein by reference.

Index
PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:

See Index on page 49.

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

Index
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

Index
10.7
Form of Indemnification Agreement by and between the Company and the Indemnitee defined therein (Incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 21, 2015).

21.1	Subsidiaries of the Company.

24.1	Powers of Attorney (included on page 94 of this Report).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

100.INS	XBRL Instance Document
100.SCH	XBRL Taxonomy Extension Schema Document
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document
100.LAB	XBRL Taxonomy Extension Label Linkbase Document
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16:	FORM 10-K SUMMARY

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Rye, State of New York, on March 8, 2018.

ASSOCIATED CAPITAL GROUP, INC.

By: /s/ Francis J. Conroy
Name: Francis J. Conroy
Title: Interim Chief Financial Officer

Date: March 8, 2018

Index
POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kevin Handwerker and Francis J. Conroy and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. Jamieson	President and	March 8, 2018
Douglas R. Jamieson	Chief Executive Officer
(Principal Executive Officer)

/s/ Francis J. Conroy	Interim Chief Financial Officer	March 8, 2018
Francis J. Conroy	(Principal Financial Officer)

/s/ Mario J. Gabelli	Executive Chairman of the	March 8, 2018
Mario J. Gabelli	Board and Director

/s/ Richard L. Bready	Director	March 8, 2018
Richard L. Bready

/s/ Daniel R. Lee	Director	March 8, 2018
Daniel R. Lee

/s/ Bruce M. Lisman	Director	March 8, 2018
Bruce M. Lisman

/s/ Frederic V. Salerno	Director	March 8, 2018
Frederic V. Salerno

/s/ Salvatore F. Sodano	Director	March 8, 2018
Salvatore F. Sodano