Form 10-Q
period 2018-03-31
Associated Capital Group, Inc.
filed 2018-05-09
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act ☐. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 30, 2018
Class A Common Stock, .001 par value	4,049,378
Class B Common Stock, .001 par value	19,057,885

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Financial Condition:	1
	- March 31, 2018
	- December 31, 2017
	- March 31, 2017

	Condensed Consolidated Statements of Income:	2
	- Three months ended March 31, 2018 and 2017

	Condensed Consolidated Statements of Comprehensive Income:	3
	- Three months ended March 31, 2018 and 2017

	Condensed Consolidated Statements of Equity:	4
	- Three months ended March 31, 2018 and 2017

	Condensed Consolidated Statements of Cash Flows:	6
	- Three months ended March 31, 2018 and 2017

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Included in Item 2)	34
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	35

SIGNATURES		36

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$283,972	$293,112	$307,651
Investments in securities	267,925	222,383	193,120
Investment in GBL stock (3,726,250, 4,393,055 and 4,393,055 shares, respectively)	92,523	130,254	129,990
Investments in affiliated registered investment companies	140,746	145,914	136,284
Investments in partnerships	140,584	145,591	130,058
Receivable from brokers	18,535	34,881	12,021
Investment advisory fees receivable	1,485	5,739	1,349
Receivable from affiliates	1,235	15,866	1,524
Income taxes receivable and deferred tax assets	1,241	-	-
Goodwill	3,422	3,422	3,422
Other assets	3,675	9,753	2,214
Total assets	$955,343	$1,006,915	$917,633

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$5,621	$13,281	$6,168
Income taxes payable and deferred tax liabilities	-	5,484	4,506
Compensation payable	2,982	12,785	5,991
Securities sold, not yet purchased	5,211	5,731	7,519
Payable to affiliates	482	442	560
Accrued expenses and other liabilities	2,649	4,815	7,008
Total liabilities	16,945	42,538	31,752

Redeemable noncontrolling interests	50,604	46,230	4,050

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,404,287, 6,404,287 and 6,395,380 shares issued, respectively; 3,944,656, 4,451,379 and 5,051,686 shares outstanding, respectively	6	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 19,187,885, 19,187,885 and 19,196,792 shares outstanding, respectively	19	19	19
Additional paid-in capital	1,010,577	1,010,505	1,007,471
Retained earnings	(1,717)	13,800	(5,751)
GBL 4% PIK Note	(40,000)	(50,000)	(90,000)
Accumulated comprehensive income	-	6,712	11,886
Treasury stock, at cost (2,459,631, 1,952,908 and 1,343,694 shares, respectively)	(81,091)	(62,895)	(41,800)
Total Associated Capital Group, Inc. stockholders' equity	887,794	918,147	881,831
Total liabilities and equity	$955,343	$1,006,915	$917,633

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Investment advisory and incentive fees	$2,529	$2,401
Institutional research services	2,152	2,582
Other	22	4
Total revenues	4,703	4,987
Expenses
Compensation	6,324	6,783
Stock-based compensation	72	444
Other operating expenses	2,557	2,092
Total expenses	8,953	9,319

Operating loss	(4,250)	(4,332)
Other income (expense)
Net loss from investments	(27,530)	(14,401)
Interest and dividend income	2,707	2,257
Interest expense	(33)	(70)
Shareholder-designated contribution	-	(4,895)
Total other income (expense), net	(24,856)	(17,109)
Loss before income taxes	(29,106)	(21,441)
Income tax benefit	(6,734)	(8,424)
Net loss	(22,372)	(13,017)
Net income/(loss) attributable to noncontrolling interests	(143)	61
Net loss attributable to Associated Capital Group, Inc.'s shareholders	$(22,229)	$(13,078)

Net loss attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$(0.95)	$(0.55)

Diluted	$(0.95)	$(0.55)

Weighted average shares outstanding:
Basic	23,508	23,829

Diluted	23,508	23,829

Dividends declared:	$-	$-

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Net loss	$(22,372)	$(13,017)
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale (a)	-	10,569
Other comprehensive income	-	10,569

Comprehensive loss	(22,372)	(2,448)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(143)	61

Comprehensive loss attributable to Associated Capital Group, Inc.	$(22,229)	$(2,509)

(a)	Net of income tax expense of $0 and $5,945, respectively.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)

For the three months ended March 31, 2018
	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230
Reclassifications pursuant to adoption of new accounting guidance	-	6,712	-	-	(6,712)	-	-	-
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(1,971)
Consolidation of certain investment funds	-	-	-	-	-	-	-	6,488
Net loss	-	(22,229)	-	-	-	-	(22,229)	(143)
Stock-based compensation expense	-	-	72	-	-	-	72	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	10,000	-	-	10,000	-
Exchange of GBL stock for AC stock	-	-	-	-	-	(17,737)	(17,737)	-
Purchase of treasury stock	-	-	-	-	-	(459)	(459)	-
Balance at March 31, 2018	$25	$(1,717)	$1,010,577	$(40,000)	$-	$(81,091)	$887,794	$50,604

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)

For the three months ended March 31, 2017
	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2016	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(241)
Net income (loss)	-	(13,078)	-	-	-	-	(13,078)	61
Net unrealized losses on securities available for sale, net of income tax benefit ($942)	-	-	-	-	(1,675)	-	(1,675)	-
Amounts reclassified from accumulated other comprehensive income, net of income tax expense ($6,887)	-	-	-	-	12,244	-	12,244	-
Stock-based compensation expense	-	-	444	-	-	-	444	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	10,000	-	-	10,000	-
Purchase of treasury stock	-	-	-	-	-	(126)	(126)	-
Balance at March 31, 2017	$25	$(5,751)	$1,007,471	$(90,000)	$11,886	$(41,800)	$881,831	$4,050

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(22,372)	$(13,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net losses (gains) from partnerships	499	(696)
Depreciation and amortization	4	4
Stock-based compensation expense	72	444
Loss on exchange of GBL stock for AC stock	2,127	-
Other-than-temporary loss on available for sale securities	-	19,131
Donated securities	-	566
(Increase) decrease in assets:
Investments in trading securities	(14,225)	11,056
Investments in partnerships:
Contributions to partnerships	(2,977)	(4,964)
Distributions from partnerships	1,916	5,000
Receivable from affiliates	(369)	(1)
Receivable from brokers	19,523	567
Investment advisory fees receivable	4,254	8,435
Income taxes receivable and deferred tax assets	(1,241)	-
Other assets	6,356	5,134
Increase (decrease) in liabilities:
Payable to brokers	(7,660)	3,772
Income taxes payable and deferred tax liabilities	(5,484)	(8,416)
Payable to affiliates	40	(895)
Compensation payable	(9,803)	(11,685)
Accrued expenses and other liabilities	(48)	(28,853)
Total adjustments	(7,016)	(1,401)
Net cash used in operating activities	$(29,388)	$(14,418)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Investing activities
Purchases of available for sale securities	$-	$(2,080)
Return of capital on available for sale securities	-	423
Proceeds from GBL 1.6% Note (due February 28, 2018)	15,000	-
Net cash provided by (used in) investing activities	15,000	(1,657)

Financing activities
Redemptions of redeemable noncontrolling interests	(1,971)	(241)
Dividends paid	(2,369)	-
Purchase of treasury stock	(459)	(126)
Proceeds from payment of GBL 4% PIK Note	10,000	10,000
Net cash provided by financing activities	5,201	9,633
Net decrease in cash and cash equivalents	(9,187)	(6,442)
Cash and cash equivalents at beginning of period	293,112	314,093
Increase in cash from consolidation	47	-
Cash and cash equivalents at end of period	$283,972	$307,651
Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$70
Cash paid for taxes	$-	$-

Non-cash activity:
-
On January 1, 2018, AC was deemed to have control over certain investment funds which resulted in their consolidation and an increase of approximately $47 of cash and cash equivalents, $6,441 of net assets and an increase of approximately $6,488 of redeemable noncontrolling interests.

-	During the first quarter of 2018, AC completed an exchange offer with respect to its Class A shares. The Company exchanged 666,805 GBL Class A shares valued at $17,737 for 493,954 Class A shares.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

AC has received principal repayments totaling $210 million on the GAMCO Note, of which $10 million was received during the three months ended March 31, 2018 leaving an outstanding principal balance of $40 million due on November 30, 2020.

In addition, GCIA purchased 4,393,055 shares of GAMCO Class A common stock in exchange for a note in the principal amount of $150 million (the “GCIA Note”).  In connection with the Spin-off, GAMCO contributed the GCIA Note to the Company. During the quarter ended December 31, 2017, AC forgave the outstanding principal and interest on the GCIA Note.

Index
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

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries. All material intercompany transactions and balances have been eliminated.

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Recent Accounting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the ASC. The core principle of the new ASU No. 2014-09 requires companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is either applied on a retrospective or modified retrospective basis. The Company has evaluated this guidance and has concluded that it has no material impact on its condensed consolidated financial statements other than expanded disclosure. The Company has adopted this ASU effective January 1, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. In addition, available for sale (“AFS”) classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values will no longer be available. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. For public companies, the new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The Company has adopted this ASU effective January 1, 2018 with no material impact on its condensed consolidated financial statements other than the reclassification of the cumulative unrealized gain on equity securities net of tax from other comprehensive income to retained earnings.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the consolidated statements of cash flows. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company adopted this ASU effective January 1, 2018 with no material impact on its condensed consolidated financial statements.

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

On May 10, 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company has adopted this ASU effective January 1, 2018 with no material impact on its condensed consolidated financial statements.

On December 22, 2017, the SEC issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, to address the application of ASC 740, Income Taxes, in the reporting period that includes December 22, 2017, the date legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was signed into law. In general, the SAB provides that a company should reflect the income tax impacts of the Act for which the accounting under ASC 740 is complete. If a company is unable to complete the required accounting as a result of incomplete information, preparation or analysis, however, it may record a reasonable estimate as a provisional amount. Additional provisions deal with situations in which no reasonable estimate can be determined. Changes to estimates determined during a measurement period up to one year from the date of enactment will be reflected as an adjustment to tax expense or benefit in the reporting period the amounts are determined. With the exception of the book/tax differences related to the Company’s investments in funds that are partnerships and/or passive foreign investment companies, the Company has completed its analysis. We believe that we are able to make a reasonable estimate of the tax impact related to funds and have included this in the prior year’s tax provision. As additional information is received from the underlying funds (e.g., Form K-1s are received that set out AC’s share of the funds’ taxable income), these estimates will be adjusted, most likely in the fourth quarter of 2018 following the filing of the Company’s 2017 consolidated income tax return. The SAB also provides requirements concerning financial statement disclosures about the material financial reporting impacts of the Act.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, dealing with the accounting for the tax effects of components of other comprehensive income (OCI). As a result of the reduction of the U.S. federal corporate income tax rate under the Tax Cuts and Jobs Act, current accounting guidance requires the revaluation of deferred tax assets and liabilities, and the resulting tax expense or benefit is reflected in net income. If the deferred tax asset or liability related to a component of OCI (e.g., unrealized gain/(loss) on AFS equity securities), however, the tax effects of items within OCI no longer reflect the appropriate tax rate (referred to as stranded tax effects). This ASU permits the reclassification of the stranded tax effects from OCI to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption was permitted. We have adopted the ASU as of January 1, 2018 and reflected an increase to OCI and a decrease to retained earnings of approximately $1.5 million in the current period.

Index
B.  Revenue

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, as of January 1, 2018. The new standard provides a five-step approach to be applied to all contracts with customers and requires expanded disclosures about revenue recognition.

The Company’s major revenue sources are as follows:

Investment advisory and incentive fees. The Company and its subsidiaries act as general partner, investment manager or sub-advisor to investment funds and/or separately managed accounts of institutional investors (e.g., corporate pension plans). Investors in the investment funds include high net worth individuals, family entities, and retirement plans. The fees that are paid to the Company are set forth in the offering documents for the investment fund or the separately managed account agreement. Investment advisory and incentive fee revenue consists of:

a.
Asset-based advisory fees – The Company receives a management fee, payable monthly in advance but calculated at an annual rate based on value of the net assets of the client and is generally set at a rate of 1%-1.5% per annum.  Asset-based management fee revenue is recognized only as the services are performed over the period.

b.
Performance-based advisory fees – Certain accounts’ management contracts call for additional fees and or allocations of income tied to a certain percentage, generally 20%, of the investment performance of the account over a measurement period, generally the calendar year. In the event that an account suffers a loss in one period, it must be recovered before incentive fees are earned by the Company; this is commonly referred to as a “high water mark” provision. The Company does not recognize performance-based fees until the end of the measurement period when the liability for such fees becomes fixed and it satisfies the performance obligation. In addition, the contracts generally provide that performance-based fees or allocations become fixed in the event of an investor redemption prior to the end of the calendar year.

c.
Sub-advisory fees – Pursuant to agreements with other investment advisors, the Company receives a percentage of advisory fees received by such advisors from certain of their investment fund clients.  These fees may be either asset- or performance-based. In addition, they may be subject to reduction by certain expenses as set forth in the respective agreements. Sub-advisory fee revenue which is asset-based is recognized only as the services are performed over the relevant period. Sub-advisory fee revenue which is performance-based is recognized only when it becomes fixed and payable.

The Company reserves the right to waive or reduce asset-based and performance-based fees with respect to certain investors in the investment funds which may include investments by employees and other related parties. Advisory fees payable by investment funds are typically approved by third-party administrators and paid directly from the accounts’ assets. Those payable by separate accounts may be subject to review and approval by the client and may be paid either from the accounts’ assets or directly by the client.

Our advisory fee revenues are influenced by both the amount of assets under management (“AUM”) and the investment performance of our products. An overall decline in the prices of securities may cause our advisory fees to decline by either causing the value of our AUM to decrease or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk. Similarly, success in the investment management business is dependent on investment performance as well as distribution and client servicing. Good performance can stimulate sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher asset-based management fees. Conversely, poor performance, both in absolute terms and/or relative to peers and industry benchmarks, tends to result in decreased sales, increased withdrawals and redemptions and in the loss of clients, with corresponding decreases in revenues to us.

Index
Institutional Research Services. The Company, through G.research, generates institutional research services revenues via hard dollar payments or through commissions on securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (e.g., hedge funds and asset managers) as well as affiliated mutual funds and managed accounts. These revenues consist of:

a.
Hard dollar payments – The Company receives direct payments for research services provided to related and unrelated parties. Where a contract for such services is in place, the contractual fee for the period is recognized ratably over the contract period, typically a calendar year, which is considered the period over which the Company satisfies its performance obligation. Payments for contracts with affiliated parties are collected monthly. For other payments where no research contract exists, revenue is not recognized until agreement is reached with the client that services have been performed, a value is assigned to those services, and an invoice presented to the client for payment.

b.
Commissions – Commissions are charged on the execution of securities transactions made on behalf of client accounts on an agency basis and are based on a rate schedule. The Company recognizes commission revenue in the period when the securities transactions are executed. Commissions earned are typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

c.
Selling concessions – The Company participates as a member of the selling group of underwritten equity offerings and receives compensation based on the difference between what its clients pay for the securities sold to its institutional clients and what the issuer receives. The terms of the selling concessions are set forth in contracts between the Company and the underwriter.

Institutional research revenues are impacted by the perceived value of the research product provided to clients, the volume of securities transactions and the acquisition or loss of new client relationships.

Other. Other revenues include (a) underwriting fees include gains, losses, and fees, net of syndicate expenses, arising from public equity and debt offerings in which G.research acts as underwriter or agent and are accrued as earned, and (b) other miscellaneous revenues.

Total revenues by type were as follows for the three months ended March 31, 2018 and 2017, respectively (dollars in thousands):

	Three months ended March 31,
	2018	2017
Investment advisory and incentive fees
Asset-based advisory fees	$1,839	$1,852
Performance-based advisory fees	7	-
Sub-advisory fees	683	549
	2,529	2,401

Institutional research services
Hard dollar payments	930	979
Commissions	1,196	1,603
Selling concessions	26	-
	2,152	2,582

Other
Underwriting fees	19	-
Miscellaneous	3	4
	22	4

Total	$4,703	$4,987

Index
C.  Investment in Securities

Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.

Debt and equity securities are stated at fair value, with any unrealized gains or losses reported in current period earnings. Prior to the adoption of ASU 2016-01 on January 1, 2018, only investments in securities held for resale in anticipation of short-term market movements were classified as trading securities. Other securities were treated as available for sale (“AFS”) investments and were stated at fair value, with any unrealized gains or losses, net of taxes, generally reported as other comprehensive income, a component of equity. Realized gains and losses from AFS equity securities were reclassified from equity to current period income and losses deemed to be other-than- temporary (“OTT”) were recorded as realized losses in the condensed consolidated statements of income.

Investments in securities, including GBL stock, at March 31, 2018, December 31, 2017 and March 31, 2017 consisted of the following:

	March 31, 2018		December 31, 2017		March 31, 2017
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Debt and equity securities:
Government obligations	$86,039	$86,242	$53,681	$53,804	$99,687	$99,820
Common stocks	271,415	267,708	209,686	228,557	71,511	85,802
Mutual funds	2,063	3,393	1,959	3,157	2,405	3,333
Other investments	680	3,105	825	1,824	3,411	3,654
Total debt and equity securities	360,197	360,448	266,151	287,342	177,014	192,609

Available for sale securities:
Common stocks	-	-	65,331	65,024	130,869	129,990
Mutual funds	-	-	103	271	206	511
Total available for sale securities	-	-	65,434	65,295	131,075	130,501

Total investments in securities	$360,197	$360,448	$331,585	$352,637	$308,089	$323,110

Securities sold, not yet purchased at March 31, 2018, December 31, 2017 and March 31, 2017 consisted of the following:

	March 31, 2018		December 31, 2017		March 31, 2017
	Proceeds	Fair Value	Proceeds	Fair Value	Proceeds	Fair Value
Debt and equity securities:	(In thousands)
Common stocks	$4,726	$4,844	$4,862	$5,396	$7,279	$7,467
Other investments	-	367	1	335	1	52
Total securities sold, not yet purchased	$4,726	$5,211	$4,863	$5,731	$7,280	$7,519

Index
Investments in affiliated registered investment companies at March 31, 2018, December 31, 2017 and March 31, 2017 consisted of the following:

	March 31, 2018		December 31, 2017		March 31, 2017
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Debt and equity securities:
Closed-end funds	$79,899	$87,069	$26,231	$26,929	$-	$-
Mutual funds	46,735	53,677	41,950	48,328	40,096	45,250
Total debt and equity securities	126,634	140,746	68,181	75,257	40,096	45,250

Available for sale securities:
Closed-end funds	-	-	53,782	66,218	64,589	85,123
Mutual funds	-	-	3,420	4,439	4,387	5,911
Total available for sale securities	-	-	57,202	70,657	68,976	91,034

Total investments in affiliated registered investment companies	$126,634	$140,746	$125,383	$145,914	$109,072	$136,284

The following table identifies all reclassifications out of accumulated other comprehensive income (“AOCI”) into income for the three months ended March 31, 2018 and 2017 (in thousands):

Amount Reclassified from AOCI		Affected Line Items in the Statements Of Income	Reason for Reclassification from AOCI
Three months ended March 31,
2018	2017

$-	$(19,131)	Net loss from investments	Other than temporary impairment of AFS securities
-	(19,131)	Loss before income taxes
-	6,887	Income tax benefit
$-	$(12,244)	Net loss

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition. From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their investments. At March 31, 2018, December 31, 2017 and March 31, 2017, we held derivative contracts on 1.4 million, 1.7 million and (3,041) equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition. We had no foreign exchange contracts outstanding at March 31, 2018, December 31, 2017 and March 31, 2017. Generally, these transactions are not designated as hedges for accounting purposes, and, therefore changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.

Index
The following table identifies the fair values of all derivatives held by the Company (in thousands):

	Asset Derivatives				Liability Derivatives
	Statement of	Fair Value			Statement of	Fair Value
	Financial Condition Location	March 31, 2018	December 31, 2017	March 31, 2017	Financial Condition Location	March 31, 2018	December 31, 2017	March 31, 2017
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$-	$-	Payable to brokers	$-	$-	$-

Sub total		$-	$-	$-		$-	$-	$-

Derivatives not designated as hedging instruments under FASB ASC 815-20
Equity contracts	Investments in securities	$745	$229	$102	Securities sold, not yet purchased	$367	$335	$52
Foreign exchange contracts	Receivable from brokers	-	-	-	Payable to brokers	-	-	-

Sub total		$745	$229	$102		$367	$335	$52

Total derivatives		$745	$229	$102		$367	$335	$52

The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months ended March 31,
		2018	2017

Foreign exchange contracts	Net loss from investments	$-	$-
Equity contracts	Net loss from investments	1,778	(11)

Total		$1,778	$(11)

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

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
March 31, 2018	$745	$-	$745	$(367)	$-	$378
December 31, 2017	229	-	229	(229)	-	-
March 31, 2017	$102	$-	$102	$(51)	$-	$51

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
March 31, 2018	$367	$-	$367	$(367)	$-	$-
December 31, 2017	334	-	334	(229)	-	105
March 31, 2017	$51	$-	$51	$(51)	$-	$-

Index
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of AFS investments as of December 31, 2017 and March 31, 2017:

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Common stocks	$65,331	$-	$(307)	$65,024
Closed-end funds	53,782	12,436	-	66,218
Mutual funds	3,523	1,187	-	4,710
Total available for sale securities	$122,636	$13,623	$(307)	$135,952

	March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Common stocks	$130,869	$-	$(879)	$129,990
Closed-end funds	64,589	20,600	(66)	85,123
Mutual funds	4,593	1,829	-	6,422
Total available for sale securities	$200,051	$22,429	$(945)	$221,535

Changes in net unrealized gains, net of taxes, for AFS securities for the three months ended March 31, 2017 of $10.6 million have been included in other comprehensive income, a component of equity, at March 31, 2017. Return of capital on AFS securities was $0.4 million for the three months ended March 31, 2017. For the three months ended March 31, 2017, there were no proceeds from the sales of AFS investments and no gross gains on the sale of AFS investments. The Company determines the cost of a security sold by using specific identification.

Investments classified as available for sale that are in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following (in thousands):

	December 31, 2017			March 31, 2017
	Cost	Unrealized Losses	Fair Value	Cost	Unrealized Losses	Fair Value

Common stocks	$65,331	$(307)	$65,024	$130,869	$(879)	$129,990
Closed-end funds	-	-	-	1,864	(66)	1,798

Total available for sale securities in unrealized loss position	$65,331	$(307)	$65,024	$132,733	$(945)	$131,788

For the three months ended March 31, 2017, AC recognized a $19.1 million OTT impairment on the GBL shares due to the magnitude and persistence of the unrealized loss.

D.  Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities, in which the Company had investments totaling $120.0 million, $124.5 million and $112.4 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $20.6 million, $21.1 million and $17.6 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively (“Unaffiliated Entities”). We evaluate each entity for the appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

For those entities where consolidation is not deemed appropriate, we report them in our condensed consolidated statements of financial condition under the caption “Investments in partnerships.” The caption includes investments in Affiliated Entities which the Company accounts for under the equity method of accounting and Unaffiliated Entities which the Company accounts for using fair value accounting. The Company reflects the equity in earnings of these Affiliated Entities and the change in fair value of the Unaffiliated Entities under the caption net loss from investments on the condensed consolidated statements of income.

Index
The following table highlights the number of entities that we consolidate as well as the basis under which they are consolidated:

Entities consolidated

	VIEs	VOEs
Entities consolidated at December 31, 2016	1	1
Additional consolidated entities	-	-
Deconsolidated entities	-	-
Entities consolidated at March 31, 2017	1	1
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at December 31, 2017	1	3
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at March 31, 2018	1	5

The following table breaks down the investments in partnerships line by accounting method used (in thousands):

	March 31, 2018
Accounting method	Affiliated	Unaffiliated	Total

Fair Value	$9,432	$-	$9,432
Equity Method	110,544	20,608	131,152

Total	$119,976	$20,608	$140,584

	December 31, 2017
Accounting method	Affiliated	Unaffiliated	Total

Fair Value	$9,442	$-	$9,442
Equity Method	115,046	21,103	136,149

Total	$124,488	$21,103	$145,591

	March 31, 2017
Accounting method	Affiliated	Unaffiliated	Total

Fair Value	$8,195	$-	$8,195
Equity Method	104,245	17,618	121,863

Total	$112,440	$17,618	$130,058

Index
The following table includes the net impact by line item on the condensed consolidated statements of financial condition for the consolidated entities (in thousands):

	March 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$276,065	$7,907	$283,972
Investments in securities (including GBL stock)	255,410	105,038	360,448
Investments in affiliated investment companies	191,986	(51,240)	140,746
Investments in partnerships	160,332	(19,748)	140,584
Receivable from brokers	6,567	11,968	18,535
Investment advisory fees receivable	1,503	(18)	1,485
Other assets	9,277	296	9,573
Total assets	$901,140	$54,203	$955,343
Liabilities and equity
Securities sold, not yet purchased	$4,808	$403	$5,211
Accrued expenses and other liabilities	8,538	3,196	11,734
Redeemable noncontrolling interests	-	50,604	50,604
Total equity	887,794	-	887,794
Total liabilities and equity	$901,140	$54,203	$955,343

	December 31, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$287,963	$5,149	$293,112
Investments in securities (including GBL stock)	255,252	97,385	352,637
Investments in affiliated investment companies	198,469	(52,555)	145,914
Investments in partnerships	160,456	(14,865)	145,591
Receivable from brokers	11,722	23,159	34,881
Investment advisory fees receivable	5,749	(10)	5,739
Other assets	28,865	176	29,041
Total assets	$948,476	$58,439	$1,006,915
Liabilities and equity
Securities sold, not yet purchased	$5,405	$326	$5,731
Accrued expenses and other liabilities	24,924	11,883	36,807
Redeemable noncontrolling interests	-	46,230	46,230
Total equity	918,147	-	918,147
Total liabilities and equity	$948,476	$58,439	$1,006,915

	March 31, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$307,505	$146	$307,651
Investments in securities (including GBL stock)	316,424	6,686	323,110
Investments in affiliated investment companies	136,284	-	136,284
Investments in partnerships	135,129	(5,071)	130,058
Receivable from brokers	9,666	2,355	12,021
Investment advisory fees receivable	1,361	(12)	1,349
Other assets	7,160	-	7,160
Total assets	$913,529	$4,104	$917,633
Liabilities and equity
Securities sold, not yet purchased	$7,519	$-	$7,519
Accrued expenses and other liabilities	24,179	54	24,233
Redeemable noncontrolling interests	-	4,050	4,050
Total equity	881,831	-	881,831
Total liabilities and equity	$913,529	$4,104	$917,633

Index
The following table includes the net impact by line item on the condensed consolidated statements of income for the consolidated entities (in thousands):

	Three Months Ended March 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,720	$(17)	$4,703
Total expenses	8,441	512	8,953
Operating loss	(3,721)	(529)	(4,250)
Total other income/(expense), net	(25,242)	386	(24,856)
Loss before income taxes	(28,963)	(143)	(29,106)
Income tax benefit	(6,734)	-	(6,734)
Net loss before NCI	(22,229)	(143)	(22,372)
Net loss attributable to noncontrolling interests	-	(143)	(143)
Net loss	$(22,229)	$-	$(22,229)

	Three Months Ended March 31, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,993	$(6)	$4,987
Total expenses	9,277	42	9,319
Operating loss	(4,284)	(48)	(4,332)
Total other income/(expense), net	(17,218)	109	(17,109)
Income/(loss) before income taxes	(21,502)	61	(21,441)
Income tax benefit	(8,424)	-	(8,424)
Net income/(loss) before NCI	(13,078)	61	(13,017)
Net income attributable to noncontrolling interests	-	61	61
Net loss	$(13,078)	$-	$(13,078)

Variable Interest Entities

With respect to each consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of these VIEs have no recourse to the Company’s general assets. In addition, the Company neither benefits from the VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs:

	March 31, 2018	December 31, 2017	March 31, 2017
(In thousands)
Cash and cash equivalents	$71	$120	$146
Investments in securities	9,350	8,757	6,686
Receivable from brokers	981	1,657	2,355
Other assets	(1)	(19)	(7)
Accrued expenses and other liabilities	(33)	(29)	(35)
Redeemable noncontrolling interests	(399)	(284)	(310)
AC Group's net interests in consolidated VIE	$9,969	$10,202	$8,835

E.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of March 31, 2018, December 31, 2017 and March 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Investments in certain entities that calculate net asset value per share and other investments that are not held at fair value are provided as separate items to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total amounts presented in the condensed consolidated statements of financial condition.

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2018 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (a)	Other Assets Not Held at Fair Value (b)	Balance as of March 31, 2018
Cash equivalents	$283,946	$-	$-	$-	$-	$283,946
Investments in partnerships	-	-	-	135,594	4,990	140,584
Investments in securities (including GBL stock):
Gov't obligations	86,242	-	-	-	-	86,242
Common stocks	267,100	1	607	-	-	267,708
Mutual funds	3,393	-	-	-	-	3,393
Other	220	745	2,140	-	-	3,105
Total investments in securities	356,955	746	2,747	-	-	360,448
Investments in affiliated registered investment companies:
Closed-end funds	87,069	-	-	-	-	87,069
Mutual funds	53,677	-	-	-	-	53,677
Total investments in affiliated registered investment companies	140,746	-	-	-	-	140,746
Total investments	497,701	746	2,747	135,594	4,990	641,778
Total assets at fair value	$781,647	$746	$2,747	$135,594	$4,990	$925,724
Liabilities
Common stocks	$4,844		$-	$-	$-	$4,844
Other	-	367	-	-	-	367
Securities sold, not yet purchased	$4,844	$367	$-	$-	$-	$5,211

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (a)	Other Assets Not Held at Fair Value (b)	Balance as of December 31, 2017
Cash equivalents	$290,043	$-	$-	$-	$-	$290,043
Investments in partnerships	-	-	-	140,617	4,974	145,591
Investments in securities (including GBL stock):
AFS - Common stocks	65,024	-	-	-	-	65,024
AFS - Mutual funds	271	-	-	-	-	271
Trading - Gov't obligations	53,804	-	-	-	-	53,804
Trading - Common stocks	227,938	1	618	-	-	228,557
Trading - Mutual funds	3,157	-	-	-	-	3,157
Trading - Other	426	229	1,169	-	-	1,824
Total investments in securities	350,620	230	1,787	-	-	352,637
Investments in affiliated registered investment companies:
AFS - Closed-end funds	66,218	-	-	-	-	66,218
AFS - Mutual funds	4,439	-	-	-	-	4,439
Trading - Closed-end funds	26,929	-	-	-	-	26,929
Trading - Mutual funds	48,328	-	-	-	-	48,328
Total investments in affiliated registered investment companies	145,914	-	-	-	-	145,914
Total investments	496,534	230	1,787	140,617	4,974	644,142
Total assets at fair value	$786,577	$230	$1,787	$140,617	$4,974	$934,185
Liabilities
Trading - Common stocks	$5,396	$-	$-	$-	$-	$5,396
Trading - Other	-	335	-	-	-	335
Securities sold, not yet purchased	$5,396	$335	$-	$-	$-	$5,731

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2017 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (a)	Other Assets Not Held at Fair Value (b)	Balance as of March 31, 2017
Cash equivalents	$307,640	$-	$-	$-	$-	$307,640
Investments in partnerships	-	-	-	126,187	3,871	130,058
Investments in securities (including GBL stock):
AFS - Common stocks	129,990	-	-	-	-	129,990
AFS - Mutual funds	511	-	-	-	-	511
Trading - Gov't obligations	99,820	-	-	-	-	99,820
Trading - Common stocks	85,308	-	494	-	-	85,802
Trading - Mutual funds	3,333	-	-	-	-	3,333
Trading - Other	3,102	102	450	-	-	3,654
Total investments in securities	322,064	102	944	-	-	323,110
Investments in affiliated registered investment companies:
AFS - Closed-end funds	85,123	-	-	-	-	85,123
AFS - Mutual funds	5,911	-	-	-	-	5,911
Trading - Mutual funds	45,250	-	-	-	-	45,250
Total investments in affiliated registered investment companies	136,284	-	-	-	-	136,284
Total investments	458,348	102	944	126,187	3,871	589,452
Total assets at fair value	$765,988	$102	$944	$126,187	$3,871	$897,092
Liabilities
Trading - Common stocks	$7,467	$-	$-	$-	$-	$7,467
Trading - Other	-	52	-	-	-	52
Securities sold, not yet purchased	$7,467	$52	$-	$-	$-	$7,519

(a)	Amounts are comprised of certain investments measured at fair value using NAV or its equivalent as a practical expedient. These investments have not been classified in the fair value hierarchy.
(b)
Amounts include certain equity method investments which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

Investments that are measured at NAV include investments in Affiliated and Unaffiliated Entities. Capital may generally be redeemed from Affiliated Entities on a monthly basis upon adequate notice as determined in the sole discretion of each entity’s investment manager. Capital invested in Unaffiliated Entities may generally be redeemed at various intervals ranging from monthly to annually upon notice of 30 to 95 days. Certain Unaffiliated Entities may require a minimum investment period before capital can be voluntarily redeemed (a “Lockup Period”). No investment in an Unaffiliated Entity has an unexpired Lockup Period. The Company has no outstanding capital commitments to any Affiliated or Unaffiliated Entity.

Index
The following tables present additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the three months ended March 31, 2018 (in thousands)

Asset	December 31, 2017 Beginning Balance	Consolidated as of January 1, 2018	Total Realized and Unrealized Gains or (Losses)	Total Realized and Unrealized Gains or (Losses)	Purchases	Sales	Transfers In and/or (Out) of Level 3	March 31, 2018 Ending Balance
Financial instruments owned:
Common stocks	$618	$-	$(11)	$(11)	$-	$-	$-	$607
Other	1,169	984	8	8	-	(21)	-	2,140
Total	$1,787	$984	$(3)	$(3)	$-	$(21)	$-	$2,747

There were no transfers between any Levels during the three months ended March 31, 2018.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the three months ended March 31, 2017 (in thousands)

Asset	December 31, 2016 Beginning Balance	Total Realized and Unrealized Gains or (Losses) in Income		Total Unrealized Gains or (Losses) Included in Other Comprehensive Income	Total Realized and Unrealized Gains or (Losses)	Purchases	Sales	Transfers In and/or (Out) of Level 3	March 31, 2017 Ending Balance
		Trading	AFS Investments
Financial instruments owned:
Trading - Common stocks	$461	$33	$-	$-	$33	$-	$-	$-	$494
Trading - Other	283	-	-	-	-	167	-	-	450
Total	$744	$33	$-	$-	$33	$167	$-	$-	$944

There were no transfers between any Levels during the three months ended March 31, 2017.

F.  Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2018 and March 31, 2017 was 23.1% and 39.3%, respectively. The ETR in the first quarter of 2018 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit). The ETR in the first quarter of 2017 differs from the standard corporate tax rate of 34% primarily due to the benefit of (a) the donation of appreciated securities and (b) the dividends received deduction.

G.  Earnings Per Share

Basic earnings per share is computed by dividing net loss per share attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net loss per share attributable to our shareholders by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of restricted stock awards.

Index
The computations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Basic:
Net loss attributable to Associated Capital Group, Inc.'s shareholders	$(22,229)	$(13,078)
Weighted average shares outstanding	23,508	23,829
Basic net loss attributable to Associated Capital Group, Inc.'s shareholders per share	$(0.95)	$(0.55)

Diluted:
Net loss attributable to Associated Capital Group, Inc.'s shareholders	$(22,229)	$(13,078)

Weighted average share outstanding	23,508	23,829
Dilutive restricted stock awards	-	-
Total	23,508	23,829
Diluted net loss attributable to Associated Capital Group, Inc.'s shareholders per share	$(0.95)	$(0.55)

Diluted weighted average shares outstanding for the three months ended 2017 exclude potential restricted stock awards as we have a net loss for that period and their inclusion would be anti-dilutive.

H.  Stockholders’ Equity

Shares outstanding were 23.1 million, 23.6 million and 24.2 million on March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

Exchange Offer

During the first quarter of 2018, AC completed an exchange offer with respect to its Class A shares. Tendering shareholders received 1.35 GAMCO Class A shares for each AC Class A share, together with cash in lieu of any fractional share. Upon completion of the offer, shareholders tendered 493,954 Class A shares in exchange for 666,805 GAMCO Class A shares with a value of $17.7 million.

Dividends

There were no dividends declared during each of the three months ended March 31, 2018 and 2017.

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

Stock Award and Incentive Plan

There were no restricted stock awards (“RSAs”) issued by AC during the three months ended March 31, 2018 or 2017. On November 30, 2015, in connection with the spin-off, the Company issued 554,100 AC RSA shares to GAMCO employees (including GAMCO employees who became AC employees) who held 554,100 GAMCO RSA shares at that date. The purpose of the issuance was to ensure that any employee who had GAMCO RSAs was granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off. The value of the GAMCO RSAs held by AC employees is recognized as expense by the Company over the remaining vesting period because the employees’ services are for the benefit of the Company. In accordance with GAAP, we have allocated the stock compensation costs between GAMCO and AC based upon each employee’s individual allocation of their responsibilities between GAMCO and AC.

Index
As of December 31, 2017, there were no AC RSA shares and 19,400 GAMCO RSA shares outstanding. As of March 31, 2017, there were 420,240 AC RSA shares outstanding and 420,240 GAMCO RSA shares outstanding, respectively. During the first quarter of 2018, the compensation committee of GAMCO’s Board of Directors accelerated the vesting of the remaining 19,400 GAMCO RSA shares outstanding.

For the three months ended March 31, 2018 and 2017, the Company recorded approximately $0.1 million and $0.4 million in stock-based compensation expense

I.  Goodwill and Identifiable Intangible Assets

At March 31, 2018, $3.4 million of goodwill related to GCIA is separately disclosed on the condensed consolidated statements of financial condition. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended March 31, 2018 or March 31, 2017, and as such there was no impairment analysis performed or charge recorded.

J.  Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2018.

G.research has agreed to indemnify the clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of March 31, 2018, December 31, 2017 and March 31, 2017, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company has also entered into arrangements with various other third parties many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote, and therefore no accrual has been made on the condensed consolidated financial statements.

K. Shareholder-Designated Contribution Plan

During the fourth quarter of 2016, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of $0.25 per share based upon the number of shares registered in the shareholder’s name. Shares held in nominee or street name were not eligible to participate. For the three months ended March 31, 2017, the Company recorded a cost of $4.9 million related to this contribution which was included in shareholder-designated contribution in the condensed consolidated statements of income. There was no comparable expense in the current quarter.

Index
L. Contractual Obligations

In February 2018, the Company renewed its sublease agreement with GAMCO for an additional year ending March 31, 2019. Future minimum lease commitments under this operating lease as of March 31, 2018 are as follows (in thousands):

2018	$410
2019	137
Total	$547

M. Subsequent Events

From April 1, 2018 to May 8, 2018, the Company repurchased 28,142 shares at an average price of $36.29 per share.

In addition, on May 8, 2018, the Board of Directors approved a semi-annual dividend of $0.10 per share to all of its Class A and Class B shareholders payable on July 2, 2018 to shareholders of record on June 18, 2018.

On April 4, 2018, GAMCO prepaid an additional $10 million of the GAMCO Note, reducing the outstanding principal balance to $30 million.

Index
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK)

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited Financial Statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's audited annual financial statements included in our Form 10-K filed with the SEC on March 8, 2018 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

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

AC has received principal repayments totaling $210 million on the GAMCO Note, of which $10 million was received during the three months ended March 31, 2018, leaving an outstanding principal balance of $40 million due on November 30, 2020.

Index
In addition, GCIA purchased 4,393,055 shares of GAMCO Class A common stock in exchange for a note in the principal amount of $150 million (the “GCIA Note”). In connection with the Spin-off, GAMCO contributed the GCIA Note to the Company. During the quarter ended December 31, 2017, AC forgave the outstanding principal and interest on the GCIA Note.

Condensed Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of assets under management (“AUM”) in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service.

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

Net income/(loss) attributable to noncontrolling interests represents the net income/(loss) attributable to third party limited partners of certain partnerships and offshore funds we consolidate. Please refer to Notes A and D in our condensed consolidated financial statements included elsewhere in this report.

Consolidated Statements of Financial Condition

We ended the first quarter of 2018 with approximately $920 million in cash and investments, net of securities sold, not yet purchased of $5 million. This includes $370 million of cash and short term US treasuries; $269 million of securities, net, including 3.7 million shares of GAMCO stock; and $281 million invested in affiliated and third party funds and partnerships. Our liquid financial resources underpin our flexibility to pursue strategic objectives which may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.

Index
Total shareholders’ equity was $888 million or $38.38 per share at March 31, 2018 compared to $918 million or $38.84 per share on December 31, 2017.  The decline in equity from the end of 2017 is driven primarily by our net loss offset by the $10 million prepayment of the GAMCO Note during the period.

The Company also reviews an analysis of adjusted economic book value (“AEBV”), and AEBV per share, a non-GAAP financial measure that management believes is useful for analyzing AC’s financial condition because it reflects the impact on book value if and when the GAMCO Note is repaid. The GAMCO Note that was issued as part of the spin-off transaction is not treated as an asset for GAAP purposes, but as a reduction of equity, and will continue to be reflected as a reduction of equity in future periods in the amount of the principal then outstanding. As the GAMCO Note pays down, the Company's total equity will increase, and once the GAMCO Note is fully repaid, the Company's total equity and AEBV will be the same. At March 31, 2018, December 31, 2017 and March 31, 2017, AEBV for the Company was $928 million, $968 million and $972 million, respectively, and the AEBV per share was $40.11, $40.96 and $40.08, respectively. The reconciliation of GAAP book value and GAAP book value per share to AEBV and AEBV per share as of each date is shown below (in thousands, except for per share data):

Reconciliation of Total Equity to Adjusted Economic Book Value

	March 31, 2018		December 31, 2017		March 31, 2017
	Total	Per Share	Total	Per Share	Total	Per Share
Total equity as reported	$887,794	$38.38	$918,147	$38.84	$881,831	$36.37
Add: GAMCO Note	40,000	1.73	50,000	2.12	90,000	3.71
Adjusted Economic book value	$927,794	$40.11	$968,147	$40.96	$971,831	$40.08

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared To Three Months Ended March 31, 2017

(in thousands, except per share data)
	2018	2017
Revenues
Investment advisory and incentive fees	$2,529	$2,401
Institutional research services	2,152	2,582
Other	22	4
Total revenues	4,703	4,987
Expenses
Compensation	6,324	6,783
Stock-based compensation	72	444
Other operating expenses	2,557	2,092
Total expenses	8,953	9,319
Operating loss	(4,250)	(4,332)
Other income (expense)
Net loss from investments	(27,530)	(14,401)
Interest and dividend income	2,707	2,257
Interest expense	(33)	(70)
Shareholder-designated contribution	-	(4,895)
Total other income/(expense), net	(24,856)	(17,109)
Loss before income taxes	(29,106)	(21,441)
Income tax benefit	(6,734)	(8,424)
Net loss	(22,372)	(13,017)
Net income/(loss) attributable to noncontrolling interests	(143)	61
Net loss attributable to Associated Capital Group, Inc.'s shareholders	$(22,229)	$(13,078)

Net loss attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$(0.95)	$(0.55)
Diluted	$(0.95)	$(0.55)

Index
Overview

Our operating loss for the quarter was $4.3 million, roughly in line with the comparable quarter of 2017. Decreased revenue was offset by decreased expenses, primarily compensation. Investment losses increased to $27.5 million in the first quarter 2018 from $14.4 million in the prior year’s quarter primarily due to mark-to-market losses on our investment portfolio and the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018 (see further discussion below). Despite the higher pre-tax loss, the Company recorded a lower income tax benefit in the current quarter of $6.7 million compared to $8.4 million in the year ago quarter. This decreased tax benefit primarily resulted from the reduction in the federal corporate income tax rate under the recently-enacted Tax Cut and Jobs Act. Consequently, our current quarter net loss increased to $22.2 million, or $0.95 per diluted share, from $13.1 million, or $0.55 per diluted share, in the prior year’s comparable quarter.

In comparing the current quarter’s results with those of the year ago period, it is important to note the impact of a change in the accounting treatment of available for sale (“AFS”) equity securities resulting from the adoption of ASU 2016-01. In prior periods, the change in unrealized gains or losses attributable to AFS equity securities was reflected in equity and classified as other comprehensive income rather than net income. Beginning with this quarter, however, the mark-to-market adjustments for the entire portfolio flow through net income. On a comparable basis, the first quarter 2017 investment and other non-operating income/(expense), net would have been a loss of $0.6 million. On a comparable basis of accounting for AFS securities, the year ago period would have reported a net loss of $2.5 million (i.e., the Company's reported comprehensive income).

Revenues

Total revenues were $4.7 million for the quarter ended March 31, 2018 compared to $5.0 million for the quarter ended March 31, 2017.

We earn advisory fees based on the level of average AUM in our products.  Advisory fees, excluding incentive fees, were $2.5 million for the 2018 quarter compared to $2.4 million for the prior year quarter, an increase of $0.1 million.  This increase is due to the increase in AUM to $1.560 billion in the first quarter of 2018 from $1.349 billion in the first quarter of 2017.  Incentive fees are generally not recognized until the measurement period ends, typically annually on December 31.  If the measurement period had instead ended on March 31, we would have recognized an immaterial amount for each of the quarters ended March 31, 2018 and 2017.

Institutional research services revenues in the current year’s first quarter decreased to $2.2 million, from the prior year’s period of $2.6 million due to a reduction in commissions generated by our institutional research operations.

Expenses

Compensation costs, which include variable compensation, salaries, bonuses and benefits, were $6.3 million for the quarter ended March 31, 2018, compared to $6.8 million for the quarter ended March 31, 2017. Fixed compensation costs, which include salaries and benefits, declined to $3.9 million for the first quarter 2018 from $4.0 million in the 2017 period. Discretionary bonus accruals were $1.0 million and $0.9 million in the first quarter of 2018 and 2017, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the three months ended March 31, 2018 and 2017, stock-based compensation was $0.1 million and $0.4 million, respectively.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded no management fee expense in the first quarter of 2018 and 2017 due to the year to date pre-tax loss.

Other operating expenses were $2.6 million during the first quarter of 2018 compared to $2.1 million in prior year first quarter, an increase of $0.5 million primarily due to expenses relating to a consolidated fund the Company launched in July 2017.

Other

Net loss from investments is directly related primarily to the performance of our securities portfolio and investments in partnerships. Investment losses were $27.5 million in the 2018 quarter versus $14.4 million in the comparable 2017 quarter, primarily a function of mark-to-market changes in the value of our investments.

Index
Interest and dividend income increased to $2.7 million in the 2018 quarter from $2.3 million in the 2017 quarter primarily due to dividend income of the consolidated fund launched in July 2017 and higher interest rates on our cash balances offset by reduced interest earned on the GAMCO Note due to principal payments received.

During 2016, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty-five cents per share based upon the actual number of shares registered in the shareholder’s name.  Shares held in nominee or street name were not eligible to participate.  On February 8, 2017, the Company announced it had again adopted a Shareholder Designated Charitable Contribution program for all registered Class A and Class B shareholders. The Company recorded a cost of $4.9 million related to this contribution which was included in shareholder-designated contribution in the condensed consolidated statements of income. There was no comparable expense in the current quarter.

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

Assets under management were $1.560 billion as of March 31, 2018, an increase of 1.2% and 15.6% over the quarter and the prior twelve months, respectively. The increases were attributable to market appreciation and additional investor contributions, net of redemptions. Significantly, a new closed-end fund, The Gabelli Merger Plus+ Trust Ltd. (LSE: GMP), launched in July 2017 with over $100 million of AUM.

Table I: Fund Flows - 1st Quarter 2018

	December 31, 2017	Market appreciation/ (depreciation)	Net cash flows	March 31, 2018

Event Merger Arbitrage	$1,384	$(3)	$26	$1,407
Event-Driven Value	91	(1)	(2)	88
Other	66	(1)	-	65
Total AUM	$1,541	$(5)	$24	$1,560

Index
Table III: Assets Under Management by Quarter

				% Change From
	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2017	March 31, 2017

Event Merger Arbitrage	$1,407	$1,384	$1,144	1.7	23.0
Event-Driven Value	88	91	141	(3.3)	(37.6)
Other	65	66	64	(1.5)	1.6
Total AUM	$1,560	$1,541	$1,349	1.2	15.6

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, short-term investments, marketable securities and investments in funds and investment partnerships.  Cash and cash equivalents are comprised primarily of U.S. Treasury money market funds. Although investments in partnerships and offshore funds are subject to restrictions as to the timing of redemptions, the underlying investments of such partnerships or funds are, for the most part, liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows:

	Three months ended March 31,
	2018	2017
Cash flows provided by (used in):	(in thousands)
Operating activities	$(29,388)	$(14,418)
Investing activities	15,000	(1,657)
Financing activities	5,201	9,633
Net decrease	(9,187)	(6,442)
Cash and cash equivalents at beginning of period	293,112	314,093
Increase in cash from consolidation	47	-
Cash and cash equivalents at end of period	$283,972	$307,651

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. Our revenues are highly correlated to the level of AUM and to its investment performance. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements. At March 31, 2018, we had total cash and cash equivalents of $284.0 million and $636.6 million in net investments.  Of these amounts, $7.9 million and $33.6 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $29.4 million for the three months ended March 31, 2018 primarily due to our net loss adjusted for non-cash items of $21.8 million and $13.2 million of net increases in trading securities and contributions to investment partnerships offset partially by net changes of $5.6 million to accrued expenses and receivables. Net cash provided by investing activities of $15.0 million in 2018 related to the repayment of the GBL 1.6% Note upon maturity during the quarter. Net cash provided by financing activities was $5.2 million for 2018, largely resulting from the $10.0 million prepayment of the GAMCO Note offset by dividends and stock buyback payments of $2.8 million and redemptions from consolidated funds of $2.0 million.

For the three months ended March 31, 2017, cash used in operating activities was $14.4 million, primarily due to the quarter’s loss. Cash used in investing activities, primarily related to purchases of available for sale securities was $1.7 million in the first three months of 2017. Cash provided by financing activities in the first quarter of 2017 was $9.6 million due to the principal repayment of the GAMCO Note.

Index
G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research had net capital, as defined, of $38.9 million, exceeding the required amount of $250,000 by $38.7 million at March 31, 2018. G.research’s net capital requirements may increase to the extent it engages in other business activities in accordance with applicable rules and regulations.

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

Investments consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

Investment in securities:
Government obligations	$86,242	$53,804
GBL stock	92,523	130,254
Common stocks	175,185	163,327
Mutual funds	3,393	3,428
Other investments	3,105	1,824
Total investments in securities	360,448	352,637

Investments in affiliated registered investment companies:
Closed-end funds	87,069	93,147
Mutual funds	53,677	52,767
Total investments in affiliated registered investment companies	140,746	145,914

Investments in partnerships:
Investments in partnerships	140,584	145,591
Total investments in partnerships	140,584	145,591

Securities sold, not yet purchased:
Common stocks	(4,844)	(5,396)
Other investments	(367)	(335)
Total securities sold, not yet purchased	(5,211)	(5,731)

Total investments net of securities sold, not yet purchased	$636,567	$638,411

Index
We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management.  Of the approximately $267.7 million and $293.6 million invested in common and preferred stocks at March 31, 2018 and December 31, 2017, respectively, $114.5 million and $108.7 million was invested by the Company in arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Risk arbitrage generally involves investing in securities of companies that have announced corporate transactions with agreed upon terms and conditions, including pricing, and typically involves less market risk than holding common stocks in a trading portfolio.  The principal risk associated with merger arbitrage transactions is the inability of the companies involved to complete the transaction.

Of the investments in affiliated registered investment companies at March 31, 2018 and December 31, 2017, $57.2 million and $57.8 million, respectively, consisted of investment companies which invest in merger arbitrage opportunities.  Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility.  At March 31, 2018 and December 31, 2017, the fair value of securities sold, not yet purchased was $5.2 million and $5.7 million, respectively.  Investments in partnerships totaled $140.6 million and $145.6 million at March 31, 2018 and December 31, 2017, respectively, $103.4 million and $102.3 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of March 31, 2018 and December 31, 2017.  The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At March 31, 2018:
Equity price sensitive investments, at fair value	$280,353	$252,318	$308,388
At December 31, 2017:
Equity price sensitive investments, at fair value	$321,550	$289,395	$353,705

Interest Rate Risk

Our exposure to interest rate risk principally results from our investment of excess cash in a related money market fund that holds U.S. Government securities.  These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value.  Based on the March 31, 2018 cash and cash equivalent balance of $284.0 million, a 1% increase in interest rates would increase our interest income by $2.8 million annually while a decrease of 1% would reduce our interest income by $2.8 million.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates. See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AC’s 2017 Annual Report on Form 10-K filed with the SEC on March 8, 2018 for details on Critical Accounting Policies.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of its business, AC is exposed to risk of loss due to fluctuations in the securities market and general economy. Management is responsible for identifying, assessing and managing market and other risks.

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our investment partnerships and separate accounts as well as our proprietary investment and trading activities.  At March 31, 2018, we had equity investments, including open-end funds and closed-end funds largely invested in equity products, of $411.8 million.  Included in this total are investments in open-end funds and closed-end funds of $144.1 million which seek to reduce market risk through the diversification of financial instruments within their portfolios. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices. These investments totaled $140.6 million at March 31, 2018, $103.4 million of which comprised partnerships which invest in risk arbitrage. Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment. The equity investment portfolio is recorded at fair value and will generally move in line with the equity markets.  The trading portfolio changes are recorded as net gain/(loss) from investments in the condensed consolidated statements of income.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018.  Disclosure controls and procedures, as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations.  Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.  Our CEO and CFO participated in this evaluation and concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Index
We also direct your attention to any more specific discussions of risk contained in our Form 10 and other public filings. We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

Part II:  Other Information

Item 1.	Legal Proceedings

From time to time, the Company may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures.  However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, operations or cash flows at March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended March 31, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/18 - 01/31/18	3,971	$33.99	3,971	886,815
02/01/18 - 02/28/18	-	-	-	886,815
03/01/18 - 03/31/18	502,752	35.92	8,798	878,017
Totals	506,723	$35.91	12,769

In addition to our on-going stock repurchase program, in March 2018, the Company completed a tender offer with respect to its Class A shares which resulted in the repurchase of 493,954 Class A shares in exchange for 666,805 shares of GBL valued at approximately $17.7 million.

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Francis J. Conroy
Name: Francis J. Conroy
Title:   Interim Chief Financial Officer

Date: May 8, 2018