Form 10-Q
period 2018-06-30
Associated Capital Group, Inc.
filed 2018-08-08
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at July 31, 2018
Class A Common Stock, .001 par value	3,933,489
Class B Common Stock, .001 par value	19,057,885

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$273,770	$293,112
Investments in securities	306,867	222,383
Investment in GBL stock (3,726,250 and 4,393,055 shares, respectively)	99,714	130,254
Investments in affiliated registered investment companies	142,977	145,914
Investments in partnerships	145,845	145,591
Receivable from brokers	21,105	34,881
Investment advisory fees receivable	1,337	5,739
Receivable from affiliates	1,570	15,866
Goodwill and intangible assets	3,519	3,422
Other assets	2,224	9,753
Total assets	$998,928	$1,006,915

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$13,034	$13,281
Income taxes payable and deferred tax liabilities	1,685	5,484
Compensation payable	4,829	12,785
Securities sold, not yet purchased	13,332	5,731
Payable to affiliates	655	442
Accrued expenses and other liabilities	2,150	4,815
Total liabilities	35,685	42,538

Redeemable noncontrolling interests	51,307	46,230

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,534,287 and 6,404,287 shares issued, respectively; 3,933,489 and 4,451,379 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 19,057,885 and 19,187,885 shares outstanding, respectively	19	19
Additional paid-in capital	1,010,577	1,010,505
Retained earnings	7,805	13,800
GBL 4% PIK Note	(20,000)	(50,000)
Accumulated comprehensive income	-	6,712
Treasury stock, at cost (2,600,798 and 1,952,908 shares, respectively)	(86,471)	(62,895)
Total Associated Capital Group, Inc. stockholders' equity	911,936	918,147

Total liabilities and equity	$998,928	$1,006,915

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Investment advisory and incentive fees	$2,615	$2,330	$5,144	$4,731
Institutional research services	2,172	2,751	4,324	5,333
Other	9	14	31	18
Total revenues	4,796	5,095	9,499	10,082
Expenses
Compensation	5,870	6,421	12,194	13,204
Stock-based compensation	-	2,920	72	3,364
Other operating expenses	2,372	2,207	4,929	4,299
Total expenses	8,242	11,548	17,195	20,867

Operating loss	(3,446)	(6,453)	(7,696)	(10,785)
Other income (expense)
Net gain/(loss) from investments	16,571	8,149	(10,959)	(6,252)
Interest and dividend income	3,165	2,691	5,872	4,948
Interest expense	(39)	(71)	(72)	(141)
Shareholder-designated contribution	-	-	-	(4,895)
Total other income (expense), net	19,697	10,769	(5,159)	(6,340)
Income/(loss) before income taxes	16,251	4,316	(12,855)	(17,125)
Income tax expense/(benefit)	3,388	(310)	(3,346)	(8,734)
Net income/(loss)	12,863	4,626	(9,509)	(8,391)
Net income attributable to noncontrolling interests	1,039	30	896	91
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$11,824	$4,596	$(10,405)	$(8,482)

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.51	$0.19	$(0.45)	$(0.36)
Diluted	0.51	0.19	(0.45)	(0.36)

Weighted average shares outstanding:
Basic	23,080	23,808	23,293	23,818
Diluted	23,080	24,041	23,293	23,818

Dividends declared per share:	$0.10	$0.10	$0.10	$0.10

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income/(loss)	$12,863	$4,626	$(9,509)	$(8,391)
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale (a)	-	1,946	-	12,515
Other comprehensive income	-	1,946	-	12,515

Comprehensive income/(loss)	12,863	6,572	(9,509)	4,124
Less: Comprehensive income attributable to noncontrolling interests	1,039	30	896	91

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$11,824	$6,542	$(10,405)	$4,033

(a)	Net of income tax expense of $0, $1,095, $0, and $7,040, respectively.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the six months ended June 30, 2018

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230
Reclassifications pursuant to adoption of new accounting guidance	-	6,712	-	-	(6,712)	-	-	-
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(2,307)
Consolidation of certain investment funds	-	-	-	-	-	-	-	6,488
Net income/(loss)	-	(10,405)	-	-	-	-	(10,405)	896
Stock-based compensation expense	-	-	72	-	-	-	72	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	30,000	-	-	30,000	-
Dividends declared ($0.10 per share)		(2,302)					(2,302)	-
Exchange offer	-	-	-	-	-	(17,737)	(17,737)	-
Purchase of treasury stock	-	-	-	-	-	(5,839)	(5,839)	-
Balance at June 30, 2018	$25	$7,805	$1,010,577	$(20,000)	$-	$(86,471)	$911,936	$51,307

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the six months ended June 30, 2017

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2016	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(236)
Net income (loss)	-	(8,482)	-	-	-	-	(8,482)	91
Net unrealized gains on securities available for sale, net of income tax expense ($168)	-	-	-	-	298	-	298	-
Amounts reclassified from accumulated other comprehensive income, net of income tax expense ($6,872)	-	-	-	-	12,217	-	12,217	-
Dividends declared ($0.10 per share)	-	-	(2,401)	-	-	-	(2,401)	-
Stock based compensation expense	-	-	3,364	-	-	-	3,364	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	20,000	-	-	20,000	-
Purchase of treasury stock	-	-	-	-	-	(12,098)	(12,098)	-
Balance at June 30, 2017	$25	$(1,155)	$1,007,990	$(80,000)	$13,832	$(53,772)	$886,920	$4,085

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(9,509)	$(8,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net gains from partnerships	(2,908)	(4,690)
Depreciation and amortization	9	8
Stock-based compensation expense	72	3,364
Loss on exchange offer	2,127	-
Other-than-temporary loss on available for sale securities	-	19,131
Donated securities	-	2,627
Net gains on sales of available for sale securities	-	(42)
(Increase) decrease in assets:
Investments in trading securities	(54,467)	27,546
Investments in partnerships:
Contributions to partnerships	(8,077)	(6,327)
Distributions from partnerships	5,162	10,592
Receivable from affiliates	(704)	(931)
Goodwill and intangible assets	(97)	-
Receivable from brokers	16,952	(4)
Investment advisory fees receivable	4,402	8,348
Other assets	7,801	(4,387)
Increase (decrease) in liabilities:
Payable to brokers	(247)	7,725
Income taxes payable and deferred tax liabilities	(3,798)	(10,518)
Payable to affiliates	214	(932)
Compensation payable	(7,956)	(10,011)
Accrued expenses and other liabilities	(544)	(30,946)
Total adjustments	(42,059)	10,553
Net cash (used in) provided by operating activities	$(51,568)	$2,162

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Investing activities
Purchases of available for sale securities	$-	$(2,902)
Proceeds from sales of available for sale securities	-	71
Return of capital on available for sale securities	-	831
Proceeds from note receivable	15,000	-
Net cash provided by (used in) investing activities	15,000	(2,000)

Financing activities
Redemptions of redeemable noncontrolling interests	(2,307)	(236)
Dividends paid	(4,675)	(2,393)
Purchase of treasury stock	(5,839)	(12,098)
Proceeds from payment of GBL 4% PIK Note	30,000	20,000
Net cash provided by financing activities	17,179	5,273
Net (decrease) increase in cash and cash equivalents	(19,389)	5,435
Cash and cash equivalents at beginning of period	293,112	314,093
Increase in cash from consolidation	47	-
Cash and cash equivalents at end of period	$273,770	$319,528

Supplemental disclosures of cash flow information:
Cash paid for interest	$71	$141
Cash paid for taxes	304	1,800

Non-cash activity:
-	For the six months ended June 30, 2017, Associated Capital Group, Inc. ("AC") accrued dividends on restricted stock awards of $8.
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
June 30, 2018
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

We conduct our investment management business through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC, collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of event and risk arbitrage portfolios. The business earns management and incentive fees from its advisory assets. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

We provide our institutional research and underwriting services through G.research, LLC (“G.research”) doing business as “Gabelli & Company”, an indirect wholly-owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is regulated by the Financial Industry Regulatory Authority. G.research’s revenues are derived primarily from institutional research services.

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

AC has received principal repayments totaling $230 million on the GAMCO Note, of which $20 million was received during the three months ended June 30, 2018 leaving an outstanding principal balance of $20 million due on November 30, 2020.

In addition, GCIA purchased 4,393,055 shares of GAMCO Class A common stock for $150 million.

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

Recent Accounting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition, and most industry-specific guidance of the ASC. The core principle of ASU 2014-09 requires companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods or services. The new standard also requires expanded disclosures about revenue recognition. The Company has adopted this ASU effective January 1, 2018 with no material impact on its condensed consolidated financial statements other than expanded disclosure.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. In addition, available for sale (“AFS”) classification for equity securities with readily determinable fair values will no longer be available. As a result, changes in the fair value of such securities will be reported in net income rather than other comprehensive income. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The Company has adopted this ASU effective January 1, 2018 with no material impact on its condensed consolidated financial statements other than the reclassification of the cumulative unrealized gain on equity AFS securities net of tax from accumulated comprehensive income to retained earnings.

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

Index
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

On December 22, 2017, the SEC issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, to address the application of ASC 740, Income Taxes, in the reporting period that includes December 22, 2017, the date legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was signed into law. In general, the SAB provides that a company should reflect the income tax impacts of the Act in the period in which the accounting under ASC 740 is complete. If a company is unable to complete the required accounting as a result of incomplete information, preparation or analysis, however, it may record a reasonable estimate as a provisional amount. Additional provisions deal with situations in which no reasonable estimate can be determined. Changes to estimates determined during a measurement period up to one year from the date of enactment will be reflected as an adjustment to tax expense or benefit in the reporting period the amounts are determined. The SAB also provides requirements concerning financial statement disclosures about the material financial reporting impacts of the Act. With the exception of the book/tax differences related to the Company’s investments in funds that are partnerships and/or passive foreign investment companies, the Company completed its analysis and made a reasonable estimate of the tax impact as part of the prior year’s tax provision. As additional information is received from underlying funds (e.g., Form K-1s are received that set out AC’s share of the funds’ taxable income), these estimates will be adjusted, most likely in the fourth quarter of 2018 following the filing of the Company’s 2017 consolidated income tax return.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, dealing with the accounting for the tax effects of components of other comprehensive income (“OCI”) as a result of the reduction of the U.S. federal corporate income tax rate under the Act. We adopted this ASU as of January 1, 2018 and reflected an increase to OCI and a decrease to retained earnings of approximately $1.5 million in the first quarter of 2018.

B.  Revenue

The Company’s major revenue sources are as follows:

Index
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

b.
Performance-based advisory fees – Certain accounts’ management contracts call for additional fees and or allocations of income tied to a certain percentage, generally 20%, of the investment performance of the account over a measurement period, typically the calendar year. In addition, the contracts generally provide that performance-based fees or allocations become fixed in the event of an investor redemption prior to the end of the measurement period. In the event that an account suffers a loss in one period, it must be recovered before incentive fees are earned by the Company; this is commonly referred to as a “high water mark” provision. The Company does not recognize performance-based fees until the end of the measurement period or the time of the investor redemption when the liability for such fees becomes fixed and not subject to adjustment.

c.
Sub-advisory fees – Pursuant to agreements with other investment advisors, the Company receives a percentage of advisory fees received by such advisors from certain of their investment fund clients. These fees may be either asset- or performance-based. In addition, they may be subject to reduction by certain expenses as set forth in the respective agreements. Sub-advisory fee revenue which is asset-based is recognized only as the services are performed over the relevant period. Sub-advisory fee revenue which is performance-based is recognized only when it becomes fixed and not subject to adjustment.

The Company reserves the right to waive or reduce asset-based and performance-based fees with respect to certain investors in the investment funds which may include investments by employees and other related parties. Advisory fees payable by investment funds are typically approved by third-party administrators and paid directly from the accounts’ assets. Fees attributable to separate accounts may be subject to review and approval by the client and may be paid either from the accounts’ assets or directly by the client.

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

Index
b.
Commissions – Commissions are charged on the execution of securities transactions made on behalf of client accounts on an agency basis and are based on a rate schedule. The Company recognizes commission revenue when the related securities transactions are executed. Commissions earned are typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

c.
Selling concessions – The Company participates as a member of the selling group of underwritten equity offerings and receives compensation based on the difference between what its clients pay for the securities sold to its institutional clients and what the issuer receives. The terms of the selling concessions are set forth in contracts between the Company and the underwriter. The Company recognizes selling commissions upon the sale of the related securities to its clients.

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

Total revenues by type were as follows for the three and six months ended June 30, 2018, respectively (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Investment advisory and incentive fees
Asset-based advisory fees	$1,843	$3,682
Performance-based advisory fees	-	7
Sub-advisory fees	772	1,455
	2,615	5,144

Institutional research services
Hard dollar payments	765	1,695
Commissions	1,364	2,560
Selling concessions	43	69
	2,172	4,324

Other
Underwriting fees	-	19
Miscellaneous	9	12
	9	31

Total	$4,796	$9,499

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

Investments in securities, including GBL stock, at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value

Debt and equity securities:
Government obligations	$105,844	$106,316	$53,681	$53,804
Common stocks	285,758	290,930	209,686	228,557
Mutual funds	1,992	3,353	1,959	3,157
Other investments	5,427	5,982	825	1,824
Total debt and equity securities	399,021	406,581	266,151	287,342

Available for sale securities:
Common stocks	-	-	65,331	65,024
Mutual funds	-	-	103	271
Total available for sale securities	-	-	65,434	65,295

Total investments in securities	$399,021	$406,581	$331,585	$352,637

Securities sold, not yet purchased at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018		December 31, 2017
	Proceeds	Fair Value	Proceeds	Fair Value
Debt and equity securities:
Common stocks	$12,932	$13,188	$4,862	$5,396
Other investments	-	144	1	335
Total securities sold, not yet purchased	$12,932	$13,332	$4,863	$5,731

Index
Investments in affiliated registered investment companies at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value

Debt and equity securities:
Closed-end funds	$78,411	$88,535	$26,231	$26,929
Mutual funds	46,731	54,442	41,950	48,328
Total debt and equity securities	125,142	142,977	68,181	75,257

Available for sale securities:
Closed-end funds	-	-	53,782	66,218
Mutual funds	-	-	3,420	4,439
Total available for sale securities	-	-	57,202	70,657

Total investments in affiliated registered investment companies	$125,142	$142,977	$125,383	$145,914

The following table identifies all reclassifications out of accumulated other comprehensive income (“AOCI”) into income for the three and six months ended June 30, 2018 and 2017 (in thousands):

Amount Reclassified from AOCI		Affected Line Items in the Statements Of Income	Reason for Reclassification from AOCI
Three months ended June 30,
2018	2017

$-	$42	Net gain/(loss) from investments	Realized gain on sale of AFS securities
-	42	Income/(loss) before income taxes
-	(15)	Income tax (expense)/benefit
$-	$27	Net income/(loss)

Amount Reclassified from AOCI		Affected Line Items in the Statements Of Income	Reason for Reclassification from AOCI
Six months ended June 30,
2018	2017

$-	$42	Net gain/(loss) from investments	Realized gain on sale of AFS securities
-	(19,131)	Net gain/(loss) from investments	OTT impairment of AFS securities
-	(19,089)	Income/(loss) before income taxes
-	6,872	Income tax (expense)/benefit
$-	$(12,217)	Net income/(loss)

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition. From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their investments. At June 30, 2018 and December 31, 2017, we held derivative contracts on 0.6 million and 1.7 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition. We had foreign exchange contracts outstanding at June 30, 2018, but none at December 31, 2017. Except for the foreign exchange contracts entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.

Index
The following table identifies the fair values of all derivatives held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of	Fair Value		Statement of	Fair Value
	Financial Condition Location	June 30, 2018	December 31, 2017	Financial Condition Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$102	$-	Payable to brokers	$-	$-

Sub total		$102	$-		$-	$-

Derivatives not designated as hedging instruments under FASB ASC 815-20
Equity contracts	Investments in securities	$1,301	$229	Securities sold, not yet purchased	$144	$335
Foreign exchange contracts	Receivable from brokers	-	-	Payable to brokers	-	-

Sub total		$1,301	$229		$144	$335

Total derivatives		$1,403	$229		$144	$335

The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months ended June 30,		Six Months ended June 30,
		2018	2017	2018	2017

Foreign exchange contracts	Net gain/(loss) from investments	$102	$-	$102	$-
Equity contracts	Net gain/(loss) from investments	874	(23)	2,652	(34)

Total		$976	$(23)	$2,754	$(34)

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

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
June 30, 2018	$1,111	$-	$1,111	$(144)	$-	$967
December 31, 2017	229	-	229	(229)	-	-

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
June 30, 2018	$144	$-	$144	$(144)	$-	$-
December 31, 2017	334	-	334	(229)	-	105

Index
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of AFS investments as of December 31, 2017 (in thousands):

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Common stocks	$65,331	$-	$(307)	$65,024
Closed-end funds	53,782	12,436	-	66,218
Mutual funds	3,523	1,187	-	4,710
Total available for sale securities	$122,636	$13,623	$(307)	$135,952

Changes in net unrealized gains, net of taxes, for AFS securities for the three months ended June 30, 2017 of $1.9 million have been included in other comprehensive income, a component of equity, at June 30, 2017. Return of capital on AFS securities was $0.4 million for the three months ended June 30, 2017. For the three months ended June 30, 2017, proceeds and gross gains from the sales of AFS investments were approximately $0.1 million and $0.0 million, respectively.

Changes in net unrealized gains, net of taxes, for AFS securities for the six months ended June 30, 2017 of $12.5 million have been included in other comprehensive income, a component of equity, at June 30, 2017. Return of capital on AFS securities was $0.8 million for the six months ended June 30, 2017. For the six months ended June 30, 2017, proceeds and gross gains from the sales of AFS investments were approximately $0.1 million and $0.0 million, respectively.

The Company determines the cost of a security sold by using specific identification.

Investments classified as available for sale that were in an unrealized loss position for which other-than-temporary impairment has not been recognized consisted of the following (in thousands):

	December 31, 2017
	Cost	Unrealized Losses	Fair Value

Common stocks	$65,331	$(307)	$65,024
Total available for sale securities in unrealized loss position	$65,331	$(307)	$65,024

For the six months ended June 30, 2017, AC recognized a $19.1 million OTT impairment on the GBL shares due to the magnitude and persistence of the unrealized loss.

D.  Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities, in which the Company had investments totaling $125.2 million and $124.5 million at June 30, 2018 and December 31, 2017, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $20.6 million and $21.1 million at June 30, 2018 and December 31, 2017, respectively (“Unaffiliated Entities”). We evaluate each entity for the appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Index
For those entities where consolidation is not deemed appropriate, we report them in our condensed consolidated statements of financial condition under the caption “Investments in partnerships.” The caption includes investments in both Affiliated Entities and Unaffiliated Entities. The Company reflects its equity in earnings or the change in fair value of these entities under the caption net loss from investments on the condensed consolidated statements of income.

The following table highlights the number of entities that we consolidate as well as the basis under which they are consolidated:

Entities consolidated

	VIEs	VOEs
Entities consolidated at December 31, 2016	1	1
Additional consolidated entities	-	-
Deconsolidated entities	-	-
Entities consolidated at June 30, 2017	1	1
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at December 31, 2017	1	3
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at June 30, 2018	1	5

The following table provides details regarding the investments in partnerships by accounting method used (in thousands):

	June 30, 2018
Accounting method	Affiliated	Unaffiliated	Total

Fair Value	$9,477	$-	$9,477
Equity Method	115,733	20,635	136,368

Total	$125,210	$20,635	$145,845

	December 31, 2017
Accounting method	Affiliated	Unaffiliated	Total

Fair Value	$9,442	$-	$9,442
Equity Method	115,046	21,103	136,149

Total	$124,488	$21,103	$145,591

Index
The following table includes the net impact by line item on the condensed consolidated statements of financial condition for the consolidated entities (in thousands):

	June 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$258,987	$14,783	$273,770
Investments in securities (including GBL stock)	296,538	110,043	406,581
Investments in affiliated investment companies	194,743	(51,766)	142,977
Investments in partnerships	166,269	(20,424)	145,845
Receivable from brokers	7,053	14,052	21,105
Investment advisory fees receivable	1,357	(20)	1,337
Other assets	6,995	318	7,313
Total assets	$931,942	$66,986	$998,928
Liabilities and equity
Securities sold, not yet purchased	$9,562	$3,770	$13,332
Accrued expenses and other liabilities	10,444	11,909	22,353
Redeemable noncontrolling interests	-	51,307	51,307
Total equity	911,936	-	911,936
Total liabilities and equity	$931,942	$66,986	$998,928

	December 31, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$287,963	$5,149	$293,112
Investments in securities (including GBL stock)	255,252	97,385	352,637
Investments in affiliated investment companies	198,469	(52,555)	145,914
Investments in partnerships	160,456	(14,865)	145,591
Receivable from brokers	11,722	23,159	34,881
Investment advisory fees receivable	5,749	(10)	5,739
Other assets	28,865	176	29,041
Total assets	$948,476	$58,439	$1,006,915
Liabilities and equity
Securities sold, not yet purchased	$5,405	$326	$5,731
Accrued expenses and other liabilities	24,924	11,883	36,807
Redeemable noncontrolling interests	-	46,230	46,230
Total equity	918,147	-	918,147
Total liabilities and equity	$948,476	$58,439	$1,006,915

Index
The following table includes the net impact by line item on the condensed consolidated statements of income for the consolidated entities (in thousands):

	Three Months Ended June 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,812	$(16)	$4,796
Total expenses	7,774	468	8,242
Operating loss	(2,962)	(484)	(3,446)
Total other income, net	18,174	1,523	19,697
Income before income taxes	15,212	1,039	16,251
Income tax expense	3,388	-	3,388
Net income before NCI	11,824	1,039	12,863
Net income attributable to noncontrolling interests	-	1,039	1,039
Net income	$11,824	$-	$11,824

	Three Months Ended June 30, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$5,100	$(5)	$5,095
Total expenses	11,494	54	11,548
Operating loss	(6,394)	(59)	(6,453)
Total other income, net	10,680	89	10,769
Income before income taxes	4,286	30	4,316
Income tax benefit	(310)	-	(310)
Net income before NCI	4,596	30	4,626
Net income attributable to noncontrolling interests	-	30	30
Net income	$4,596	$-	$4,596

	Six Months Ended June 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$9,532	$(33)	$9,499
Total expenses	16,215	980	17,195
Operating loss	(6,683)	(1,013)	(7,696)
Total other income/(expense), net	(7,068)	1,909	(5,159)
Loss before income taxes	(13,751)	896	(12,855)
Income tax benefit	(3,346)	-	(3,346)
Net loss before NCI	(10,405)	896	(9,509)
Net income attributable to noncontrolling interests	-	896	896
Net loss	$(10,405)	$-	$(10,405)

	Six Months Ended June 30, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$10,093	$(11)	$10,082
Total expenses	20,771	96	20,867
Operating loss	(10,678)	(107)	(10,785)
Total other income/(expense), net	(6,538)	198	(6,340)
Income/(loss) before income taxes	(17,216)	91	(17,125)
Income tax benefit	(8,734)	-	(8,734)
Net income/(loss) before NCI	(8,482)	91	(8,391)
Net income attributable to noncontrolling interests	-	91	91
Net loss	$(8,482)	$-	$(8,482)

Index
Variable Interest Entities

With respect to each consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of these VIEs have no recourse to the Company’s general assets. In addition, the Company neither benefits from the VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	June 30, 2018	December 31, 2017

Cash and cash equivalents	$47	$120
Investments in securities	8,188	8,757
Receivable from brokers	2,506	1,657
Other assets	(1)	(19)
Accrued expenses and other liabilities	(21)	(29)
Redeemable noncontrolling interests	(423)	(284)
AC Group's net interests in consolidated VIE	$10,296	$10,202

E.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Investments in certain entities that calculate net asset value per share and other investments that are not held at fair value are provided as separate items to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total amounts presented in the condensed consolidated statements of financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2018 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (a)	Other Assets Not Held at Fair Value (b)	Balance as of June 30, 2018
Cash equivalents	$272,648	$-	$-	$-	$-	$272,648
Investments in partnerships	-	-	-	141,380	4,465	145,845
Investments in securities (including GBL stock):
Gov't obligations	106,316	-	-	-	-	106,316
Common stocks	282,681	7,659	590	-	-	290,930
Mutual funds	3,353	-	-	-	-	3,353
Other	216	1,301	4,465	-	-	5,982
Total investments in securities	392,566	8,960	5,055	-	-	406,581
Investments in affiliated registered investment companies:
Closed-end funds	88,535	-	-	-	-	88,535
Mutual funds	54,442	-	-	-	-	54,442
Total investments in affiliated registered investment companies	142,977	-	-	-	-	142,977
Total investments	535,543	8,960	5,055	141,380	4,465	695,403
Total assets at fair value	$808,191	$8,960	$5,055	$141,380	$4,465	$968,051
Liabilities
Common stocks	$13,188		$-	$-	$-	$13,188
Other	-	144	-	-	-	144
Securities sold, not yet purchased	$13,188	$144	$-	$-	$-	$13,332

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (a)	Other Assets Not Held at Fair Value (b)	Balance as of December 31, 2017
Cash equivalents	$290,043	$-	$-	$-	$-	$290,043
Investments in partnerships	-	-	-	140,617	4,974	145,591
Investments in securities (including GBL stock):
AFS - Common stocks	65,024	-	-	-	-	65,024
AFS - Mutual funds	271	-	-	-	-	271
Trading - Gov't obligations	53,804	-	-	-	-	53,804
Trading - Common stocks	227,938	1	618	-	-	228,557
Trading - Mutual funds	3,157	-	-	-	-	3,157
Trading - Other	426	229	1,169	-	-	1,824
Total investments in securities	350,620	230	1,787	-	-	352,637
Investments in affiliated registered investment companies:
AFS - Closed-end funds	66,218	-	-	-	-	66,218
AFS - Mutual funds	4,439	-	-	-	-	4,439
Trading - Closed-end funds	26,929	-	-	-	-	26,929
Trading - Mutual funds	48,328	-	-	-	-	48,328
Total investments in affiliated registered investment companies	145,914	-	-	-	-	145,914
Total investments	496,534	230	1,787	140,617	4,974	644,142
Total assets at fair value	$786,577	$230	$1,787	$140,617	$4,974	$934,185
Liabilities
Trading - Common stocks	$5,396	$-	$-	$-	$-	$5,396
Trading - Other	-	335	-	-	-	335
Securities sold, not yet purchased	$5,396	$335	$-	$-	$-	$5,731

(a)
Amounts include certain investments measured at fair value using NAV or its equivalent as a practical expedient. At June 30, 2018 and December 31, 2017, these amounts were $9,477 and $9,442, respectively. Amounts also include certain equity method investments which account for their financial assets and most financial liabilities under fair value measures and therefore the Company’s investment approximates fair value. At June 30, 2018 and December 31, 2017, these amounts were $131,903 and $131,175, respectively. These investments have not been classified in the fair value hierarchy.

(b)
Amounts include certain equity method investments which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

Investments measured at NAV shown in the above tables include investments in Affiliated and Unaffiliated Entities. Capital may generally be redeemed from Affiliated Entities on a monthly basis upon adequate notice as determined in the sole discretion of each entity’s investment manager. Capital invested in Unaffiliated Entities may generally be redeemed at various intervals ranging from monthly to annually upon notice of 30 to 95 days. Certain Unaffiliated Entities may require a minimum investment period before capital can be voluntarily redeemed (a “Lockup Period”). No investment in an Unaffiliated Entity has an unexpired Lockup Period. The Company has no outstanding capital commitments to any Affiliated or Unaffiliated Entity.

Index
The following tables summarize changes in assets reported at fair value for which level 3 inputs have been used to determine fair value for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$607	$2,140	$2,747	$494	$450	$944
Total gains/(losses)	8	(2,422)	(2,414)	16	6	22
Purchases	-	4,758	4,758	-	-	-
Sales	-	(11)	(11)	-	(7)	(7)
Transfers	(25)	-	(25)	-	-	-
Ending balance	$590	$4,465	$5,055	$510	$449	$959
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$8	$(2,430)	$(2,422)	$16	$2	$18

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$618	$1,169	$1,787	$461	$283	$744
Consolidated fund	-	984	984	-	-	-
Total gains/(losses)	(3)	(2,415)	(2,418)	49	6	55
Purchases	-	4,758	4,758	-	167	167
Sales	-	(31)	(31)	-	(7)	(7)
Transfers	(25)	-	(25)	-	-	-
Ending balance	$590	$4,465	$5,055	$510	$449	$959
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$9	$(2,430)	$(2,421)	$49	$2	$51

Total realized and unrealized gains and losses for level 3 assets are reported in Net gain/(loss) from investments in the condensed consolidated statements of operations.

There were no transfers between level 1 and level 2 during the three and six months ended June 30, 2018. During the three months ended June 30, 2018, the Company transferred an investment with a value of approximately $25,000 from level 3 to level 1 due to increased availability of market price quotations. There were no transfers between any levels during the three and six months ended June 30, 2017. All transfers between levels are based on the fair value of the asset at the beginning of the period in which the transfer occurred.

F.  Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2018 and June 30, 2017 was 20.8% and -7.2%, respectively. The ETR in the second quarter of 2018 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit) and the impact of income attributable to noncontrolling interests. The ETR in the second quarter of 2017 differs from the standard corporate tax rate of 34% primarily due to the benefit of (a) the donation of appreciated securities and (b) the dividends received deduction.

Index
The ETR for the six months ended June 30, 2018 and June 30, 2017 was 26.0% and 51.0%, respectively. The 2018 year-to-date ETR differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit) and the impact of income attributable to noncontrolling interests. The 2017 year-to-date ETR differs from the standard corporate tax rate of 34% primarily due to the benefit of (a) the donation of appreciated securities, (b) the dividends received deduction, and (c) the acceleration of restricted stock awards (“RSAs”).

G.  Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding RSAs.

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended June 30,
(amounts in thousands, except per share amounts)	2018	2017
Basic:
Net income attributable to Associated Capital Group, Inc.'s shareholders	$11,824	$4,596
Weighted average shares outstanding	23,080	23,808
Basic net income attributable to Associated Capital Group, Inc.'s shareholders per share	$0.51	$0.19

Diluted:
Net income attributable to Associated Capital Group, Inc.'s shareholders	$11,824	$4,596

Weighted average share outstanding	23,080	23,808
Dilutive restricted stock awards	-	233
Total	23,080	24,041
Diluted net income attributable to Associated Capital Group, Inc.'s shareholders per share	$0.51	$0.19

	Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2018	2017
Basic:
Net loss attributable to Associated Capital Group, Inc.'s shareholders	$(10,405)	$(8,482)
Weighted average shares outstanding	23,293	23,818
Basic net loss attributable to Associated Capital Group, Inc.'s shareholders per share	$(0.45)	$(0.36)

Diluted:
Net loss attributable to Associated Capital Group, Inc.'s shareholders	$(10,405)	$(8,482)

Weighted average share outstanding	23,293	23,818
Dilutive restricted stock awards	-	-
Total	23,293	23,818
Diluted net loss attributable to Associated Capital Group, Inc.'s shareholders per share	$(0.45)	$(0.36)

Index
Diluted weighted average shares outstanding for the six months ended June 30, 2017 exclude outstanding RSAs as we have a net loss for this period and their inclusion would be anti-dilutive.  There were no outstanding RSAs during the six months ended June 30, 2018.

H.  Stockholders’ Equity

Shares outstanding were 23.0 million and 23.6 million on June 30, 2018 and December 31, 2017, respectively.

Dividends

During the three and six months ended June 30, 2018 and 2017, the Company declared dividends of $0.10 per share to class A and class B shareholders.

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

Stock Award and Incentive Plan

There were no RSAs issued by AC during the three and six months ended June 30, 2018 or 2017.

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

For the three months ended June 30, 2018 and 2017, the Company recorded approximately $0.0 million and $2.9 million in stock-based compensation expense, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded approximately $0.1 million and $3.4 million in stock-based compensation expense, respectively.

I.  Goodwill and Identifiable Intangible Assets

At June 30, 2018, Goodwill and intangible assets on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three and six months ended June 30, 2018 or June 30, 2017, and as such there was no impairment analysis performed or charge recorded.

Index
J.  Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at June 30, 2018.

G.research has agreed to indemnify the clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of June 30, 2018 and December 31, 2017, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.

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

K. Shareholder-Designated Contribution Plan

During the fourth quarter of 2016, the Company established a Shareholder Designated Charitable Contribution program.  Under the program, each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of $0.25 per share based upon the number of shares registered in the shareholder’s name. Shares held in nominee or street name were not eligible to participate. For the three and six months ended June 30, 2017, the Company recorded a cost of $0.0 million and $4.9 million, respectively, related to this contribution which was included in shareholder-designated contribution in the condensed consolidated statements of income. There was no comparable expense in the current periods.

L. Contractual Obligations

In February 2018, the Company renewed its sublease agreement with GAMCO for an additional year ending June 30, 2019. Future minimum lease commitments under this operating lease as of June 30, 2018 are as follows (in thousands):

2018	$243
2019	121
Total	$364

M. Subsequent Events

From July 1, 2018 to August 7, 2018, the Company repurchased 10,155 shares at an average price of $36.48 per share.

On July 2, 2018, the Company paid a semi-annual dividend of $0.10 per share to its Class A and Class B shareholders of record on June 18, 2018.

On August 6, 2018, GAMCO prepaid an additional $10 million of the GAMCO Note, reducing the outstanding principal balance to $10 million.

Index
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK) (“MD&A”)

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company's unaudited interim consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's audited annual financial statements included in our Form 10-K filed with the SEC on March 8, 2018 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

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

We conduct our investment management business through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory assets. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

We provide our institutional research and underwriting services through G.research, LLC (“G.research”) doing business as “Gabelli & Company”, an indirect wholly-owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is regulated by the Financial Industry Regulatory Authority. G.research’s revenues are derived primarily from institutional research services.

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

AC has received principal repayments totaling $230 million on the GAMCO Note, of which $20 million was received during the three months ended June 30, 2018, leaving an outstanding principal balance of $20 million due on November 30, 2020.

Index
In addition, GCIA purchased 4,393,055 shares of GAMCO Class A common stock for $150 million.

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

Incentive fees generally consist of an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit, as defined in the agreements governing the investment vehicle. We recognize incentive revenue only when the measurement period has been completed or at the time of an investor redemption.

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

Other income and expenses include net gains and losses from investments (which include both realized and unrealized gains and losses from trading securities and equity in earnings of investments in partnerships), and interest and dividend income. Net gains and losses from investments are derived from our proprietary investment portfolio consisting of various public and private investments.

Net income/(loss) attributable to noncontrolling interests represents the net income/(loss) attributable to third party limited partners of certain partnerships and offshore funds we consolidate. Please refer to Notes A and D in our condensed consolidated financial statements included elsewhere in this report.

Condensed Consolidated Statements of Financial Condition

We ended the second quarter of 2018 with approximately $956 million in cash and investments, net of securities sold, not yet purchased of $13 million. This includes $380 million of cash and short term US treasuries; $287 million of securities, net, including 3.7 million shares of GAMCO stock; and $289 million invested in affiliated and third party funds and partnerships. Our liquid financial resources underpin our flexibility to pursue strategic objectives which may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchase and dividends.

Total shareholders’ equity was $912 million or $39.66 per share at June 30, 2018 compared to $918 million or $38.84 per share on December 31, 2017.  The decline in equity from the end of 2017 is driven primarily by our net loss offset by $30 million principal prepayments of the GAMCO Note during the period.

Index
The Company also reviews an analysis of adjusted economic book value (“AEBV”), and AEBV per share, a non-GAAP financial measure that management believes is useful for analyzing AC’s financial condition because it reflects the impact on book value if and when the GAMCO Note is repaid. The GAMCO Note that was issued as part of the spin-off transaction is not treated as an asset for GAAP purposes, but as a reduction of equity, and will continue to be reflected as a reduction of equity in future periods in the amount of the principal then outstanding. As the GAMCO Note pays down, the Company's total equity will increase, and once the GAMCO Note is fully repaid, the Company's total equity and AEBV will be the same. At June 30, 2018 and December 31, 2017, AEBV for the Company was $932 million and $968 million, respectively, and the AEBV per share was $40.53 and $40.96, respectively. The reconciliation of GAAP book value and GAAP book value per share to AEBV and AEBV per share as of each date is shown below (in thousands, except for per share data):

Reconciliation of Total Equity to Adjusted Economic Book Value

	June 30, 2018		December 31, 2017
	Total	Per Share	Total	Per Share
Total equity as reported	$911,936	$39.66	$918,147	$38.84
Add: GAMCO Note	20,000	0.87	50,000	2.12
Adjusted Economic book value	$931,936	$40.53	$968,147	$40.96

RESULTS OF OPERATIONS
(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Investment advisory and incentive fees	$2,615	$2,330	$5,144	$4,731
Institutional research services	2,172	2,751	4,324	5,333
Other	9	14	31	18
Total revenues	4,796	5,095	9,499	10,082
Expenses
Compensation	5,870	6,421	12,194	13,204
Stock-based compensation	-	2,920	72	3,364
Other operating expenses	2,372	2,207	4,929	4,299
Total expenses	8,242	11,548	17,195	20,867
Operating loss	(3,446)	(6,453)	(7,696)	(10,785)
Other income/(expense)
Net gain/(loss) from investments	16,571	8,149	(10,959)	(6,252)
Interest and dividend income	3,165	2,691	5,872	4,948
Interest expense	(39)	(71)	(72)	(141)
Shareholder-designated contribution	-	-	-	(4,895)
Total other income/(expense), net	19,697	10,769	(5,159)	(6,340)
Income/(loss) before income taxes	16,251	4,316	(12,855)	(17,125)
Income tax expense/(benefit)	3,388	(310)	(3,346)	(8,734)
Net income/(loss)	12,863	4,626	(9,509)	(8,391)
Net income attributable to noncontrolling interests	1,039	30	896	91
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$11,824	$4,596	$(10,405)	$(8,482)

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.51	$0.19	$(0.45)	$(0.36)
Diluted	0.51	0.19	(0.45)	(0.36)

Index
Three Months Ended June 30, 2018 Compared To Three Months Ended June 30, 2017

Overview

Our operating loss for the quarter was $3.4 million compared to $6.5 million for the comparable quarter of 2017. Lower revenue was offset by lower expenses, primarily stock-based compensation. Investment gains increased to $16.6 million in the 2018 quarter from a gain of $8.1 million in the prior year’s quarter primarily due to mark-to-market gains on our investment portfolio and the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018 (see further discussion below). Stock-based compensation fell by $2.9 million year-over-year. The Company recorded income tax expense in the current quarter of $3.4 million compared to a benefit of $0.3 million in the year ago quarter. Consequently, our current quarter net income increased to $11.8 million, or $0.51 per diluted share, from $4.6 million, or $0.19 per diluted share, in the prior year’s comparable quarter.

In comparing the current quarter’s results with those of the year ago period, it is important to note the impact of a change in the accounting treatment of available for sale (“AFS”) equity securities resulting from the adoption of ASU 2016-01. In prior periods, the change in unrealized gains or losses attributable to AFS equity securities was reflected in equity and classified as other comprehensive income rather than net income. Beginning in 2018, however, the mark-to-market adjustments for the entire portfolio flow through net income. On a comparable basis, the second quarter 2017 investment and other non-operating income/(expense), net would have been a gain of $13.8 million. On a comparable basis of accounting for AFS securities, the year ago period would have reported a net gain of $6.5 million (i.e., the Company’s reported comprehensive income).

Revenues

Total revenues were $4.8 million for the quarter ended June 30, 2018 compared to $5.1 million for the quarter ended June 30, 2017.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $2.6 million for the 2018 quarter compared to $2.3 million for the prior year quarter, an increase of $0.3 million. This increase is due to the increase in AUM to $1.6 billion in the second quarter of 2018 from $1.4 billion in the second quarter of 2017. Incentive fees are generally not recognized until the measurement period ends, typically annually on December 31. If the measurement period had instead ended on June 30, we would have recognized $2.3 million and $3.1 million of incentive fees for each of the quarters ended June 30, 2018 and 2017, respectively.

Institutional research services revenues in the current year’s first quarter decreased to $2.2 million, from the prior year’s period of $2.8 million due to a reduction in commissions generated by our institutional research operations.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $5.9 million for the quarter ended June 30, 2018, compared to $6.4 million for the quarter ended June 30, 2017. Fixed compensation, which includes salaries and benefits, declined to $3.2 million for the second quarter 2018 from $3.8 million in the 2017 period. Discretionary bonus accruals were $1.0 million and $0.9 million in the second quarter of 2018 and 2017, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the three months ended June 30, 2018 and 2017, stock-based compensation was $0.0 million and $2.9 million, respectively. The 2017 period reflects the acceleration of AC RSAs.

Index
Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded no management fee expense in the second quarter of 2018 and 2017 due to the year to date pre-tax loss in both periods.

Other operating expenses were $2.4 million during the second quarter of 2018 compared to $2.2 million in the prior year quarter, an increase of $0.2 million primarily due to expenses relating to a consolidated fund the Company launched in July 2017.

Other

Net gain from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $16.6 million in the 2018 quarter versus $8.1 million in the comparable 2017 quarter reflecting mark-to-market changes in the value of our investments.

Interest and dividend income increased to $3.2 million in the 2018 quarter from $2.7 million in the 2017 quarter primarily due to dividend income of a consolidated fund launched in July 2017 and higher interest rates on our cash balances offset by reduced interest earned on the GAMCO Note due to principal payments received.

Six Months Ended June 30, 2018 Compared To Six Months Ended June 30, 2017

Overview

Our operating loss for the year-to-date period was $7.7 million compared to $10.8 million for the comparable period of 2017. Lower revenue was offset by lower expenses, primarily compensation. Investment losses increased to $11.0 million in the 2018 period from a loss of $6.3 million in the prior year’s period primarily due to mark-to-market gains on our investment portfolio and the adoption of ASU 2016-01 on January 1, 2018. Stock-based compensation fell by $3.3 million year-over-year. The Company recorded an income tax benefit of $3.3 million in the current year compared to a benefit of $8.7 million in the year ago period. Consequently, our 2018 period net loss increased to $10.4 million, or $(0.45) per diluted share, from $8.5 million, or $(0.36) per diluted share, in the prior year’s comparable period.

On a comparable basis of accounting for AFS equity securities, the 2017 period investment and other non-operating income/(expense), net would have been a gain of $13.2 million and net income would have been $4.0 million (i.e., the Company’s reported comprehensive income).

Revenues

Total revenues were $9.5 million for the six months ended June 30, 2018 compared to $10.1 million for the six months ended June 30, 2017.

Advisory fees were $5.1 million for the 2018 six months compared to $4.7 million for the prior year six months, an increase of $0.4 million. This increase is due to the increase in AUM over the period. Incentive fees are generally not recognized until the measurement period ends, typically annually on December 31. If the measurement period had instead ended on June 30, we would have recognized $2.3 million and $3.1 million of incentive fees for each of the six months ended June 30, 2018 and 2017, respectively.

Institutional research services revenues in the current year’s first six months decreased to $4.3 million, from the prior year’s period of $5.3 million due to a reduction in commissions generated by our institutional research operations.

Index
Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $12.2 million for the six months ended June 30, 2018, compared to $13.2 million for the six months ended June 30, 2017. Fixed compensation, which includes salaries and benefits, declined to $7.1 million for the 2018 period from $7.9 million in the prior year. Discretionary bonus accruals were $2.1 million and $1.7 million in the 2018 and 2017 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the six months ended June 30, 2018 and 2017, stock-based compensation was $0.1 million and $3.4 million, respectively. The 2017 period reflects the acceleration of RSAs.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded no management fee expense for these periods due to the year to date pre-tax loss.

Other operating expenses were $4.9 million during the first six months of 2018 compared to $4.3 million in the prior year, an increase of $0.6 million primarily due to expenses relating to a consolidated fund the Company launched in July 2017.

Other

Investment losses were $11.0 million in the 2018 six month period compared to a $6.3 million loss in the comparable 2017 period reflecting mark-to-market changes in the value of our investments.

Interest and dividend income increased to $5.9 million in the 2018 period from $4.9 million in 2017 primarily due to dividend income of a consolidated fund launched in July 2017 and higher interest rates on our cash balances offset by reduced interest earned on the GAMCO Note due to principal payments received.

The 2017 six-month period included an expense of $4.9 million related to the Company’s shareholder-designated contribution program. There was no comparable expense in the 2018 period.

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

Assets under management were $1.6 billion as of June 30, 2018, an increase of 6.0% and 16.0% over the prior six and twelve months, respectively. The increases were attributable to market appreciation and additional investor contributions, net of redemptions. Significantly, a new closed-end fund, The Gabelli Merger Plus+ Trust Ltd. (LSE: GMP), launched in July 2017 with over $100 million of AUM.

Index
Assets Under Management (in millions)

				% Change From
	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017

Event Merger Arbitrage	$1,480	$1,384	$1,202	6.9	23.1
Event-Driven Value	87	91	142	(4.4)	(38.7)
Other	66	66	64	-	3.1
Total AUM	$1,633	$1,541	$1,408	6.0	16.0

Fund flows for the three months ended June 30, 2018 (in millions):

	March 31, 2018	Market appreciation/ (depreciation)	Net cash flows	June 30, 2018

Event Merger Arbitrage	$1,407	$9	$64	$1,480
Event-Driven Value	88	(1)	-	87
Other	65	1	-	66
Total AUM	$1,560	$9	$64	$1,633

Fund flows for the six months ended June 30, 2018 (in millions):

	December 31, 2017	Market appreciation/ (depreciation)	Net cash flows	June 30, 2018

Event Merger Arbitrage	$1,384	$6	$90	$1,480
Event-Driven Value	91	(1)	(3)	87
Other	66	-	-	66
Total AUM	$1,541	$5	$87	$1,633

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

Index
Summary cash flow data is as follows (in thousands):

	Six months ended June 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$(51,568)	$2,162
Investing activities	15,000	(2,000)
Financing activities	17,179	5,273
Net increase (decrease)	(19,389)	5,435
Cash and cash equivalents at beginning of period	293,112	314,093
Increase in cash from consolidation	47	-
Cash and cash equivalents at end of period	$273,770	$319,528

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements. At June 30, 2018, we had total cash and cash equivalents of $274 million and $682 million in net investments. Of these amounts, $14.8 million and $115.8 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $51.6 million for the six months ended June 30, 2018 primarily due to our net loss adjusted for non-cash items of $0.7 million and $57.4 million of net increases of trading securities and net contributions to investment partnerships offset partially by net changes of $16.1 million to accrued expenses and receivables. Net cash provided by investing activities was $15.0 million due to the repayment of a short-term note. Net cash provided by financing activities was $17.2 million for the quarter, largely resulting from the $30 million prepayment of the GAMCO Note offset by dividends and stock buyback payments of $10.5 million and redemptions from consolidated funds of $2.3 million.

For the six months ended June 30, 2017, cash provided by operating activities was $2.2 million, primarily due to the quarter’s loss adjusted for non-cash items and net changes to assets and liabilities. Cash used in investing activities, primarily related to purchases of available for sale securities, was $2.0 million in the first six months of 2017. Cash provided by financing activities for the period was $5.3 million due to the principal repayment of the GAMCO Note offset in part by purchases of treasury shares and dividends.

G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research had net capital, as defined, of $36.9 million, exceeding the required amount of $250,000 by $36.7 million at June 30, 2018. G.research’s net capital requirements may increase to the extent it engages in other business activities in accordance with applicable rules and regulations.

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

Index
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

Investments consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Investment in securities:
Government obligations	$106,316	$53,804
GBL stock	99,714	130,254
Common stocks	191,216	163,327
Mutual funds	3,353	3,428
Other investments	5,982	1,824
Total investments in securities	406,581	352,637

Investments in affiliated registered investment companies:
Closed-end funds	88,535	93,147
Mutual funds	54,442	52,767
Total investments in affiliated registered investment companies	142,977	145,914

Investments in partnerships:
Investments in partnerships	145,845	145,591
Total investments in partnerships	145,845	145,591

Securities sold, not yet purchased:
Common stocks	(13,188)	(5,396)
Other investments	(144)	(335)
Total securities sold, not yet purchased	(13,332)	(5,731)

Total investments net of securities sold, not yet purchased	$682,071	$638,411

We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $290.9 million and $293.6 million invested in common and preferred stocks at June 30, 2018 and December 31, 2017, respectively, $122.2 million and $108.7 million was invested by the Company in arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Risk arbitrage generally involves investing in securities of companies that have announced corporate transactions with agreed upon terms and conditions, including pricing, and typically involves less market risk than holding common stocks in a trading portfolio. The principal risk associated with merger arbitrage transactions is the inability of the companies involved to complete the transaction.

Of the investments in affiliated registered investment companies at June 30, 2018 and December 31, 2017, $57.8 million and $57.8 million, respectively, consisted of investment companies which invest in merger arbitrage opportunities. Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility. At June 30, 2018 and December 31, 2017, the fair value of securities sold, not yet purchased was $13.3 million and $5.7 million, respectively. Investments in partnerships totaled $145.8 million and $145.6 million at June 30, 2018 and December 31, 2017, respectively, $108.6 million and $102.3 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

Index
The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliates which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of June 30, 2018 and December 31, 2017. The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At June 30, 2018:
Equity price sensitive investments, at fair value	$300,486	$270,437	$330,535
At December 31, 2017:
Equity price sensitive investments, at fair value	$321,550	$289,395	$353,705

Interest Rate Risk

Our exposure to interest rate risk principally results from our investment of excess cash in a related money market fund that holds U.S. Government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the June 30, 2018 cash and cash equivalent balance of $274 million, a 1% change in interest rates would increase or decrease our interest income by $2.7 million annually.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our investment partnerships and separate accounts as well as our proprietary investment and trading activities. At June 30, 2018, we had equity investments, including open-end funds and closed-end funds largely invested in equity products, of $437.3 million. Included in this total are investments in open-end funds and closed-end funds of $146.3 million which seek to reduce market risk through the diversification of financial instruments within their portfolios. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices. These investments totaled $145.8 million at June 30, 2018, $108.6 million of which comprised partnerships which invest in risk arbitrage. Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment. The equity investment portfolio is recorded at fair value and will generally move in line with the equity markets. The portfolio changes are recorded as net gain/(loss) from investments in the condensed consolidated statements of income.

Index
Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Disclosure controls and procedures, as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at June 30, 2018.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended June 30, 2018:

	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 2018	25,278	$36.29	25,278	852,739
May 2018	38,169	38.29	38,169	1,314,570
June 2018	77,720	38.53	77,720	1,236,850
Total	141,167	$38.06	141,167

On May 8, 2018, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company.

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Francis J. Conroy
Name: Francis J. Conroy
Title:   Interim Chief Financial Officer

Date: August 7, 2018