Form 10-Q
period 2018-09-30
Associated Capital Group, Inc.
filed 2018-11-07
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at November 2, 2018
Class A Common Stock, .001 par value	3,539,753
Class B Common Stock, .001 par value	19,057,885

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$348,887	$293,112
Investments in securities	268,414	222,383
Investment in GBL stock (3,726,250 and 4,393,055 shares, respectively)	87,269	130,254
Investments in affiliated registered investment companies	146,446	145,914
Investments in partnerships	142,283	145,591
Receivable from brokers	18,352	34,881
Investment advisory fees receivable	1,367	5,739
Receivable from affiliates	415	15,866
Goodwill and intangible assets	3,519	3,422
Other assets	4,037	9,753
Total assets	$1,020,989	$1,006,915

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$13,325	$13,281
Income taxes payable and deferred tax liabilities	827	5,484
Compensation payable	6,790	12,785
Securities sold, not yet purchased	22,353	5,731
Payable to affiliates	602	442
Accrued expenses and other liabilities	2,148	4,815
Total liabilities	46,045	42,538

Redeemable noncontrolling interests	51,119	46,230

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,534,287 and 6,404,287 shares issued, respectively; 3,913,334 and 4,451,379 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 19,057,885 and 19,187,885 shares outstanding, respectively	19	19
Additional paid-in capital	1,010,577	1,010,505
Retained earnings	426	13,800
GBL 4% PIK Note	-	(50,000)
Accumulated comprehensive income	-	6,712
Treasury stock, at cost (2,620,953 and 1,952,908 shares, respectively)	(87,203)	(62,895)
Total Associated Capital Group, Inc. stockholders’ equity	923,825	918,147

Total liabilities and equity	$1,020,989	$1,006,915

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Investment advisory and incentive fees	$2,805	$2,587	$7,949	$7,318
Institutional research services	1,855	2,584	6,179	7,917
Other	6	77	37	95
Total revenues	4,666	5,248	14,165	15,330
Expenses
Compensation	5,907	8,354	18,173	24,922
Other operating expenses	2,258	3,006	7,187	7,305
Total expenses	8,165	11,360	25,360	32,227

Operating loss	(3,499)	(6,112)	(11,195)	(16,897)
Other income (expense)
Net gain/(loss) from investments	(7,977)	5,234	(18,936)	(1,018)
Interest and dividend income	3,466	2,347	9,338	7,295
Interest expense	(70)	(69)	(142)	(210)
Shareholder-designated contribution	-	-	-	(4,895)
Total other income (expense), net	(4,581)	7,512	(9,740)	1,172
Income/(loss) before income taxes	(8,080)	1,400	(20,935)	(15,725)
Income tax expense/(benefit)	(858)	67	(4,204)	(8,667)
Net income/(loss)	(7,222)	1,333	(16,731)	(7,058)
Net income/(loss) attributable to noncontrolling interests	157	(186)	1,053	(95)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(7,379)	$1,519	$(17,784)	$(6,963)

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$(0.32)	$0.06	$(0.77)	$(0.29)
Diluted	$(0.32)	$0.06	$(0.77)	$(0.29)

Weighted average shares outstanding:
Basic	22,979	23,841	23,187	23,826
Diluted	22,979	23,841	23,187	23,826

Dividends declared:	$-	$-	$0.10	$0.10

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income/(loss)	$(7,222)	$1,333	$(16,731)	$(7,058)
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale (a)	-	1,686	-	14,201
Other comprehensive income	-	1,686	-	14,201

Comprehensive income/(loss)	(7,222)	3,019	(16,731)	7,143
Less: Comprehensive income attributable to noncontrolling interests	157	(186)	1,053	(95)

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(7,379)	$3,205	$(17,784)	$7,238

(a) Net of income tax expense of $0, $948, $0, and $7,988, respectively.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the nine months ended September 30, 2018

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230
Reclassifications pursuant to adoption of new accounting guidance	-	6,712	-	-	(6,712)	-	-	-
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(2,652)
Consolidation of certain investment funds	-	-	-	-	-	-	-	6,488
Net income/(loss)	-	(17,784)	-	-	-	-	(17,784)	1,053
Stock-based compensation expense	-	-	72	-	-	-	72	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	50,000	-	-	50,000	-
Dividends declared ($0.10 per share)		(2,302)					(2,302)	-
Exchange offer	-	-	-	-	-	(17,737)	(17,737)	-
Purchase of treasury stock	-	-	-	-	-	(6,571)	(6,571)	-
Balance at September 30, 2018	$25	$426	$1,010,577	$-	$-	$(87,203)	$923,825	$51,119

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the nine months ended September 30, 2017

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2016	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(236)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	38,220
Net loss	-	(6,963)	-	-	-	-	(6,963)	(95)
Net unrealized gains on securities available for sale, net of income tax expense ($1,161)	-	-	-	-	2,064	-	2,064	-
Amounts reclassified from accumulated other comprehensive income, net of income tax expense ($6,827)	-	-	-	-	12,137	-	12,137	-
Dividends declared ($.10 per share)	-	-	(2,401)	-	-	-	(2,401)	-
Stock-based compensation expense	-	-	5,226	-	-	-	5,226	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	30,000	-	-	30,000	-
Purchase of treasury stock	-	-	-	-	-	(15,877)	(15,877)	-
Balance at September 30, 2017	$25	$364	$1,009,852	$(70,000)	$15,518	$(57,551)	$898,208	$42,119

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(16,731)	$(7,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net gains from partnerships	(3,697)	(6,325)
Depreciation and amortization	15	12
Stock-based compensation expense	72	5,226
Loss on exchange offer	2,127	-
Other-than-temporary loss on available for sale securities	-	19,131
Donated securities	-	2,627
Net gains on sales of available for sale securities	-	(167)
(Increase) decrease in assets:
Investments in trading securities	1,983	(91,584)
Investments in partnerships:
Contributions to partnerships	(8,077)	(16,928)
Distributions from partnerships	9,512	11,557
Receivable from affiliates	451	(1,651)
Goodwill and intangible assets	(97)	-
Receivable from brokers	19,706	(3,165)
Investment advisory fees receivable	4,372	8,351
Other assets	5,983	2,672
Increase (decrease) in liabilities:
Payable to brokers	44	11,025
Income taxes payable and deferred tax liabilities	(4,656)	(10,619)
Payable to affiliates	161	(1,019)
Compensation payable	(5,994)	(8,237)
Accrued expenses and other liabilities	(557)	(33,368)
Total adjustments	21,348	(112,462)
Net cash provided by (used in) operating activities	$4,617	$(119,520)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Investing activities
Purchases of available for sale securities	$-	$(3,583)
Proceeds from sales of available for sale securities	-	271
Return of capital on available for sale securities	-	1,337
Proceeds from note receivable	15,000	-
Net cash provided by (used in) investing activities	15,000	(1,975)

Financing activities
Contributions from redeemable noncontrolling interests	-	38,220
Redemptions of redeemable noncontrolling interests	(2,652)	(236)
Dividends paid	(4,666)	(2,403)
Purchase of treasury stock	(6,571)	(15,877)
Proceeds from payment of GBL 4% PIK Note	50,000	30,000
Net cash provided by financing activities	36,111	49,704
Net increase (decrease) in cash and cash equivalents	55,728	(71,791)
Cash and cash equivalents at beginning of period	293,112	314,093
Increase in cash from consolidation	47	-
Cash and cash equivalents at end of period	$348,887	$242,302

Supplemental disclosures of cash flow information:
Cash paid for interest	$141	$210
Cash paid for taxes	$304	$2,077

Non-cash activity:
-	For the nine months ended September 30, 2017, Associated Capital Group, Inc. (“AC”) accrued dividends on restricted stock awards of $8.
-
On July 19, 2017, AC was deemed to have control over a certain investment fund which resulted in its consolidation and an increase of approximately $99,276 of other net assets and an increase of approximately $37,901 of redeemable noncontrolling interests.

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
September 30, 2018
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

We conduct our investment management business through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC, collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of event and risk arbitrage portfolios. The business earns management and incentive fees from its advisory assets under management. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

We provide our institutional research and underwriting services through G.research, LLC (“G.research”), an indirect wholly-owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is regulated by the Financial Industry Regulatory Authority. G.research’s revenues are derived primarily from institutional research services.

In connection with the Spin-off, GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250 million bearing interest at 4% per annum and with an original maturity date of November 30, 2020. GAMCO could prepay the GAMCO Note prior to maturity without penalty. As of June 30, 2018, AC had received principal repayments totaling $230 million on the GAMCO Note and, during the third quarter, GBL repaid the outstanding $20 million balance. In addition, GCIA purchased 4,393,055 shares of GAMCO Class A common stock for $150 million.

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

Index
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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retained many current requirements, it significantly revised an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. In addition, available for sale (“AFS”) classification for equity securities with readily determinable fair values will no longer be available. As a result, changes in the fair value of such securities will be reported in net income rather than other comprehensive income. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The Company has adopted this ASU effective January 1, 2018 with no material impact on its condensed consolidated financial statements other than the reclassification of the cumulative unrealized gain on equity AFS securities net of tax from accumulated comprehensive income to retained earnings.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds certain disclosure requirements and modifies or eliminates disclosure requirements under current GAAP. This ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company has early adopted the eliminated and modified disclosure requirements and is currently evaluating this guidance as it relates to the new disclosure requirements.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification. The rule amends certain disclosure requirements that have become redundant, overlapping, outdated or superseded. The rule is effective for the Company’s current quarterly report. The Company has elected, however, to defer the changes to the interim period disclosure rules related to changes to shareholders’ equity until its first quarter report in 2019 as permitted under subsequent SEC guidance.

B.	Revenue

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

Index
a.
Asset-based advisory fees – The Company receives a management fee, payable monthly in advance based on value of the net assets of the client. It is generally set at a rate of 1%-1.5% per annum. Asset-based management fee revenue is recognized only as the services are performed over the period.

b.
Performance-based advisory fees – Certain accounts’ management contracts call for additional fees and or allocations of income tied to a certain percentage, generally 20%, of the investment performance of the account over a measurement period, typically the calendar year. In addition, the contracts provide that performance-based fees or allocations become fixed in the event of an investor redemption prior to the end of the measurement period. In the event that an account suffers a loss in one period, it must be recovered before incentive fees are earned by the Company; this is commonly referred to as a “high water mark” provision. The Company does not recognize performance-based fees until the end of the measurement period or the time of the investor redemption when the liability for such fees becomes fixed and not subject to adjustment.

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

The Company reserves the right to waive or reduce asset-based and performance-based fees with respect to certain investors in the investment funds which may include investments by employees and other related parties. Advisory and incentive fees payable by investment funds are typically approved by third-party administrators and paid directly from the accounts’ assets. Such fees attributable to separate accounts may be subject to review and approval by the client and may be paid either from the accounts’ assets or directly by the client.

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

Index
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

d.
Sales manager fees – The Company participates as sales manager of at-the-market offerings of certain affiliated closed-end funds and receives a tiered percentage of proceeds as stipulated in agreements between the Company, the funds and the funds’ investment adviser. The Company recognizes sales manager fees upon sale of the related closed-end funds. Sales manager fees earned are typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

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

Total revenues by type were as follows for the three and nine months ended September 30, 2018, respectively (in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Investment advisory and incentive fees
Asset-based advisory fees	$1,879	$5,561
Performance-based advisory fees	27	34
Sub-advisory fees	899	2,354
	2,805	7,949

Institutional research services
Hard dollar payments	541	2,236
Commissions	1,284	3,844
Selling concessions	15	84
Sales manager fees	15	15
	1,855	6,179

Other
Underwriting fees	-	19
Miscellaneous	6	18
	6	37

Total	$4,666	$14,165

C.	Investment in Securities

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

Index
Investments in securities, including GBL stock, at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value

Debt and equity securities:
Government obligations	$34,970	$35,256	$53,681	$53,804
Common stocks	319,880	313,742	209,686	228,557
Mutual funds	808	1,553	1,959	3,157
Other investments	5,446	5,132	825	1,824
Total debt and equity securities	361,104	355,683	266,151	287,342

Available for sale securities:
Common stocks	-	-	65,331	65,024
Mutual funds	-	-	103	271
Total available for sale securities	-	-	65,434	65,295

Total investments in securities	$361,104	$355,683	$331,585	$352,637

Securities sold, not yet purchased at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018		December 31, 2017
	Proceeds	Fair Value	Proceeds	Fair Value
Debt and equity securities:
Common stocks	$21,297	$22,093	$4,862	$5,396
Other investments	2	260	1	335
Total securities sold, not yet purchased	$21,299	$22,353	$4,863	$5,731

Investments in affiliated registered investment companies at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Debt and equity securities:
Closed-end funds	$79,097	$90,610	$26,231	$26,929
Mutual funds	47,727	55,836	41,950	48,328
Total debt and equity securities	126,824	146,446	68,181	75,257

Available for sale securities:
Closed-end funds	-	-	53,782	66,218
Mutual funds	-	-	3,420	4,439
Total available for sale securities	-	-	57,202	70,657

Total investments in affiliated registered investment companies	$126,824	$146,446	$125,383	$145,914

Index
The following table identifies all reclassifications out of accumulated other comprehensive income (“AOCI”) into income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Amount Reclassified from AOCI		Affected Line Items in the Statements Of Income	Reason for Reclassification from AOCI
Three months ended September 30,
2018	2017

$-	$125	Net gain/(loss) from investments	Realized gain on sale of AFS securities
-	125	Income/(loss) before income taxes
-	(45)	Income tax (expense)/benefit
$-	$80	Net income/(loss)

Amount Reclassified from AOCI		Affected Line Items in the Statements Of Income	Reason for Reclassification from AOCI
Nine months ended September 30,
2018	2017

$-	$167	Net gain/(loss) from investments	Realized gain on sale of AFS securities
-	(19,131)	Net gain/(loss) from investments	OTT impairment of AFS securities
-	(18,964)	Income/(loss) before income taxes
-	6,827	Income tax (expense)/benefit
$-	$(12,137)	Net income/(loss)

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition. From time to time, the Company and/or the partnerships and offshore funds that the Company consolidates will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their investments. At September 30, 2018 and December 31, 2017, we held derivative contracts on 0.6 million and 1.7 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition. We had foreign exchange contracts outstanding at September 30, 2018, but none at December 31, 2017. Except for the foreign exchange contracts entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.

The following table identifies the fair values of all derivatives held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of Financial Condition Location	Fair Value		Statement of Financial Condition Location	Fair Value
		September 30,	December 31,		September 30,	December 31,
		2018	2017		2018	2017
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$138	$-	Payable to brokers	$-	$-

Sub total		$138	$-		$-	$-

Derivatives not designated as hedging instruments under FASB ASC 815-20
Equity contracts	Investments in securities	$425	$229	Securities sold, not yet purchased	$260	$335
Foreign exchange contracts	Receivable from brokers	-	-	Payable to brokers	-	-

Sub total		$425	$229		$260	$335

Total derivatives		$563	$229		$260	$335

Index
The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months ended September 30,		Nine Months ended September 30,
		2018	2017	2018	2017

Foreign exchange contracts	Net gain/(loss) from investments	$36	$-	$138	$-
Equity contracts	Net gain/(loss) from investments	652	(456)	3,304	(490)

Total		$688	$(456)	$3,442	$(490)

The Company is a party to enforceable master netting arrangements for swaps entered into with major U.S. financial institutions as part of the investment strategy of the Company’s proprietary portfolio. They are typically not used as hedging instruments. These swaps, while settled on a net basis with the counterparties, are shown gross in assets and liabilities on the condensed consolidated statements of financial condition. The swaps have a firm contract end date and are closed out and settled when each contract expires.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
September 30, 2018	$250	$-	$250	$(250)	$-	$-
December 31, 2017	229	-	229	(229)	-	-

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount

Swaps:	(In thousands)
September 30, 2018	$259	$-	$259	$(250)	$-	$9
December 31, 2017	334	-	334	(229)	-	105

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

Changes in net unrealized gains, net of taxes, for AFS securities for the three months ended September 30, 2017 of $1.7 million have been included in other comprehensive income, a component of equity, at September 30, 2017. Return of capital on AFS securities was $0.5 million for the three months ended September 30, 2017. For the three months ended September 30, 2017, proceeds and gross gains from the sales of AFS investments were approximately $0.2 million and $0.1 million, respectively.

Changes in net unrealized gains, net of taxes, for AFS securities for the nine months ended September 30, 2017 of $14.2 million have been included in other comprehensive income, a component of equity, at September 30, 2017. Return of capital on AFS securities was $1.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, proceeds and gross gains from the sales of AFS investments were approximately $0.3 million and $0.2 million, respectively.

Index
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

For the nine months ended September 30, 2017, AC recognized a $19.1 million OTT impairment on the GBL shares due to the magnitude and persistence of the unrealized loss.

D.	Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities in which the Company had investments totaling $122.1 million and $124.5 million at September 30, 2018 and December 31, 2017, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $20.2 million and $21.1 million at September 30, 2018 and December 31, 2017, respectively (“Unaffiliated Entities”). We evaluate each entity for the appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

For those entities where consolidation is not deemed appropriate, we report them in our condensed consolidated statements of financial condition under the caption “Investments in partnerships.” The caption includes investments in both Affiliated Entities and Unaffiliated Entities. The Company reflects its equity in earnings or the change in fair value of these entities under the caption “net gain/(loss) from investments” on the condensed consolidated statements of income.

The following table highlights the number of entities that we consolidate as well as the basis under which they are consolidated:

Entities consolidated

	VIEs	VOEs
Entities consolidated at December 31, 2016	1	1
Additional consolidated entities	-	1
Deconsolidated entities	-	-
Entities consolidated at September 30, 2017	1	2
Additional consolidated entities	-	1
Deconsolidated entities	-	-
Entities consolidated at December 31, 2017	1	3
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at September 30, 2018	1	5

Index
The following table provides details regarding the investments in partnerships by accounting method used (in thousands):

	September 30, 2018
Accounting method	Affiliated	Unaffiliated	Total

Fair Value	$9,507	$-	$9,507
Equity Method	112,567	20,209	132,776

Total	$122,074	$20,209	$142,283

	December 31, 2017
Accounting method	Affiliated	Unaffiliated	Total

Fair Value	$9,442	$-	$9,442
Equity Method	115,046	21,103	136,149

Total	$124,488	$21,103	$145,591

Index
The following table includes the net impact by line item on the condensed consolidated statements of financial condition for the consolidated entities (in thousands):

	September 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$351,253	$(2,366)	$348,887
Investments in securities (including GBL stock)	226,918	128,765	355,683
Investments in affiliated investment companies	197,791	(51,345)	146,446
Investments in partnerships	163,141	(20,858)	142,283
Receivable from brokers	6,318	12,034	18,352
Investment advisory fees receivable	1,389	(22)	1,367
Other assets	7,664	307	7,971
Total assets	$954,474	$66,515	$1,020,989
Liabilities and equity
Securities sold, not yet purchased	$11,257	$11,096	$22,353
Accrued expenses and other liabilities	19,392	4,300	23,692
Redeemable noncontrolling interests	-	51,119	51,119
Total equity	923,825	-	923,825
Total liabilities and equity	$954,474	$66,515	$1,020,989

	December 31, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$287,963	$5,149	$293,112
Investments in securities (including GBL stock)	255,252	97,385	352,637
Investments in affiliated investment companies	198,469	(52,555)	145,914
Investments in partnerships	160,456	(14,865)	145,591
Receivable from brokers	11,722	23,159	34,881
Investment advisory fees receivable	5,749	(10)	5,739
Other assets	28,865	176	29,041
Total assets	$948,476	$58,439	$1,006,915
Liabilities and equity
Securities sold, not yet purchased	$5,405	$326	$5,731
Accrued expenses and other liabilities	24,924	11,883	36,807
Redeemable noncontrolling interests	-	46,230	46,230
Total equity	918,147	-	918,147
Total liabilities and equity	$948,476	$58,439	$1,006,915

Index
The following table includes the net impact by line item on the condensed consolidated statements of income for the consolidated entities (in thousands):

	Three Months Ended September 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,683	$(17)	$4,666
Total expenses	7,698	467	8,165
Operating loss	(3,015)	(484)	(3,499)
Total other income/(expense), net	(5,222)	641	(4,581)
Loss/(income) before income taxes	(8,237)	157	(8,080)
Income tax benefit	(858)	-	(858)
Net income/(loss) before NCI	(7,379)	157	(7,222)
Net income attributable to noncontrolling interests	-	157	157
Net loss	$(7,379)	$-	$(7,379)

	Three Months Ended September 30, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$5,252	$(4)	$5,248
Total expenses	10,188	1,172	11,360
Operating loss	(4,936)	(1,176)	(6,112)
Total other income, net	6,522	990	7,512
Income/(loss) before income taxes	1,586	(186)	1,400
Income tax expense	67	-	67
Net income/(loss) before NCI	1,519	(186)	1,333
Net loss attributable to noncontrolling interests	-	(186)	(186)
Net income	$1,519	$-	$1,519

	Nine Months Ended September 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$14,215	$(50)	$14,165
Total expenses	23,913	1,447	25,360
Operating loss	(9,698)	(1,497)	(11,195)
Total other income/(expense), net	(12,290)	2,550	(9,740)
Loss before income taxes	(21,988)	1,053	(20,935)
Income tax benefit	(4,204)	-	(4,204)
Net income/(loss) before NCI	(17,784)	1,053	(16,731)
Net income attributable to noncontrolling interests	-	1,053	1,053
Net loss	$(17,784)	$-	$(17,784)

	Nine Months Ended September 30, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$15,345	$(15)	$15,330
Total expenses	30,959	1,268	32,227
Operating loss	(15,614)	(1,283)	(16,897)
Total other income/(expense), net	(16)	1,188	1,172
Loss before income taxes	(15,630)	(95)	(15,725)
Income tax benefit	(8,667)	-	(8,667)
Net loss before NCI	(6,963)	(95)	(7,058)
Net loss attributable to noncontrolling interests	-	(95)	(95)
Net loss	$(6,963)	$-	$(6,963)

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

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	September 30, 2018	December 31, 2017

Cash and cash equivalents	$2,546	$120
Investments in securities	8,177	8,757
Receivable from brokers	364	1,657
Other assets	(2)	(19)
Accrued expenses and other liabilities	(27)	(29)
Redeemable noncontrolling interests	(420)	(284)
AC Group’s net interests in consolidated VIE	$10,638	$10,202

E.	Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Investments in certain entities that calculate net asset value per share and other investments that are not held at fair value are provided as separate items to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total amounts presented in the condensed consolidated statements of financial condition.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2018 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (a)	Other Assets Not Held at Fair Value (b)	Balance as of September 30, 2018
Cash equivalents	$353,402	$-	$-	$-	$-	$353,402
Investments in partnerships	-	-	-	137,887	4,396	142,283
Investments in securities (including GBL stock):
Gov’t obligations	35,256	-	-	-	-	35,256
Common stocks	306,127	7,603	12	-	-	313,742
Mutual funds	1,553	-	-	-	-	1,553
Other	172	425	4,535	-	-	5,132
Total investments in securities	343,108	8,028	4,547	-	-	355,683
Investments in affiliated registered investment companies:
Closed-end funds	90,610	-	-	-	-	90,610
Mutual funds	55,836	-	-	-	-	55,836
Total investments in affiliated registered investment companies	146,446	-	-	-	-	146,446
Total investments	489,554	8,028	4,547	137,887	4,396	644,412
Total assets at fair value	$842,956	$8,028	$4,547	$137,887	$4,396	$997,814
Liabilities
Securities sold, not yet purchased
Common stocks	$22,093	$-	$-	$-	$-	$22,093
Other	-	260	-	-	-	260
Total liabilities at fair value	$22,093	$260	$-	$-	$-	$22,353

Index
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017 (in thousands)

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Measured at NAV (a)	Other Assets Not Held at Fair Value (b)	Balance as of December 31, 2017
Cash equivalents	$290,043	$-	$-	$-	$-	$290,043
Investments in partnerships	-	-	-	140,617	4,974	145,591
Investments in securities (including GBL stock):
AFS - Common stocks	65,024	-	-	-	-	65,024
AFS - Mutual funds	271	-	-	-	-	271
Trading - Gov’t obligations	53,804	-	-	-	-	53,804
Trading - Common stocks	227,938	1	618	-	-	228,557
Trading - Mutual funds	3,157	-	-	-	-	3,157
Trading - Other	426	229	1,169	-	-	1,824
Total investments in securities	350,620	230	1,787	-	-	352,637
Investments in affiliated registered investment companies:
AFS - Closed-end funds	66,218	-	-	-	-	66,218
AFS - Mutual funds	4,439	-	-	-	-	4,439
Trading - Closed-end funds	26,929	-	-	-	-	26,929
Trading - Mutual funds	48,328	-	-	-	-	48,328
Total investments in affiliated registered investment companies	145,914	-	-	-	-	145,914
Total investments	496,534	230	1,787	140,617	4,974	644,142
Total assets at fair value	$786,577	$230	$1,787	$140,617	$4,974	$934,185
Liabilities
Securities sold, not yet purchased
Trading - Common stocks	$5,396	$-	$-	$-	$-	$5,396
Trading - Other	-	335	-	-	-	335
Total liabilities at fair value	$5,396	$335	$-	$-	$-	$5,731

(a)
Amounts include certain investments measured at fair value using NAV or its equivalent as a practical expedient. At September 30, 2018 and December 31, 2017, these amounts were $9,507 and $9,442, respectively. Amounts also include certain equity method investments which account for their financial assets and most financial liabilities under fair value measures and therefore the Company’s investment approximates fair value. At September 30, 2018 and December 31, 2017, these amounts were $128,380 and $131,175, respectively. These investments have not been classified in the fair value hierarchy.

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

Index
The following tables summarize changes in assets reported at fair value for which level 3 inputs have been used to determine fair value for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$590	$4,465	$5,055	$510	$449	$959
Total gains/(losses)	2	2	4	2	39	41
Purchases	-	15	15	-	-	-
Sales	-	-	-	-	(142)	(142)
Transfers	(580)	53	(527)	(36)	-	(36)
Ending balance	$12	$4,535	$4,547	$476	$346	$822
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$2	$2	$4	$2	$1	$3

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$618	$1,169	$1,787	$461	$283	$744
Consolidated fund	-	984	984	-	-	-
Total gains/(losses)	(1)	(2,413)	(2,414)	51	46	97
Purchases	-	4,773	4,773	-	167	167
Sales	-	(31)	(31)	-	(150)	(150)
Transfers	(605)	53	(552)	(36)	-	(36)
Ending balance	$12	$4,535	$4,547	$476	$346	$822
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$-	$(2,429)	$(2,429)	$42	$3	$45

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended September 30, 2018 and September 30, 2017, the Company transferred investments with values of approximately $580,000 and $36,000, respectively, from level 3 to level 1 due to increased availability of market price quotations. During the nine months ended September 30, 2018 and September 30, 2017, the Company transferred investments with values of approximately $605,000 and $36,000, respectively, from level 3 to level 1 due to increased availability of market price quotations. During the three and nine months ended September 30, 2018, the Company transferred investments with a value of approximately $53,000 from level 1 to level 3 due to the unavailability of observable inputs.

F.	Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2018 and September 30, 2017 was 10.6% and 4.8%, respectively. The ETR in the third quarter of 2018 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit) and the impact of (a) income attributable to noncontrolling interests, (b) capital losses for which the Company does not expect to realize a tax benefit, and (c) the dividends received deduction. The ETR in the third quarter of 2017 differs from the standard corporate tax rate of 34% primarily due to the benefit of (x) the dividends received deduction, and (y) the acceleration of restricted stock awards (“RSAs”).

Index
The ETR for the nine months ended September 30, 2018 and September 30, 2017 was 20.1% and 55.1%, respectively. The 2018 year-to-date ETR differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit) and the impact of (a) income attributable to noncontrolling interests, (b) capital losses for which the Company does not expect to realize a tax benefit, and (c) the dividends received deduction. The 2017 year-to-date ETR differs from the standard corporate tax rate of 34% primarily due to state and local taxes (net of federal benefit) and the benefit of (x) the donation of appreciated securities, (y) the dividends received deduction, and (z) the acceleration of RSAs.

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

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended September 30,
(amounts in thousands, except per share amounts)	2018	2017
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(7,379)	$1,519
Weighted average shares outstanding	22,979	23,841
Basic net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$(0.32)	$0.06

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(7,379)	$1,519

Weighted average share outstanding	22,979	23,841
Dilutive restricted stock awards	-	-
Total	22,979	23,841
Diluted net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$(0.32)	$0.06

	Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2018	2017
Basic:
Net loss attributable to Associated Capital Group, Inc.’s shareholders	$(17,784)	$(6,963)
Weighted average shares outstanding	23,187	23,826
Basic net loss attributable to Associated Capital Group, Inc.’s shareholders per share	$(0.77)	$(0.29)

Diluted:
Net loss attributable to Associated Capital Group, Inc.’s shareholders	$(17,784)	$(6,963)

Weighted average share outstanding	23,187	23,826
Dilutive restricted stock awards	-	-
Total	23,187	23,826
Diluted net loss attributable to Associated Capital Group, Inc.’s shareholders per share	$(0.77)	$(0.29)

Index
Diluted weighted average shares outstanding for the nine months ended September 30, 2017 exclude outstanding RSAs as we have a net loss for this period and their inclusion would be anti-dilutive. There were no outstanding RSAs during the nine months ended September 30, 2018.

H.	Stockholders’ Equity

Shares outstanding were 23.0 million and 23.6 million on September 30, 2018 and December 31, 2017, respectively.

Dividends

During the nine months ended September 30, 2018 and 2017, the Company declared dividends of $0.10 per share to class A and class B shareholders.

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

Stock Award and Incentive Plan

There were no RSAs issued by AC during the three and nine months ended September 30, 2018 or 2017.

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

At its August 2018 meeting, the Company’s Board of Directors approved the grant of 171,800 shares of Phantom Restricted Stock awards (“Phantom RSAs”). Under the terms of the grants, which were effective August 8, the Phantom RSAs vest 30% and 70% after three and five years, respectively. The Phantom RSAs will be settled by a cash payment, net of applicable withholding tax, on the vesting dates. In addition, an amount equivalent to the cumulative dividends declared on shares of the Company’s Class A common stock during the vesting period will be paid to participants on vesting. Based on the price of the Company’s stock, the total value of the Phantom RSAs was $6.1 million as of the grant date.

Pursuant to ASC 718, the Phantom RSAs will be treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will remeasure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur.

The expense attributable to the Phantom RSAs is allocated solely to AC.

Index
As of September 30, 2018, there were 169,800 Phantom RSAs outstanding. The unrecognized compensation cost related to these was $6.9 million which is expected to be recognized over a weighted-average period of 2.6 years.

For the three months ended September 30, 2018 and 2017, the Company recorded approximately $0.3 million and $1.9 million in stock-based compensation expense, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded approximately $0.4 million and $5.2 million in stock-based compensation expense, respectively.

I.	Goodwill and Identifiable Intangible Assets

At September 30, 2018, goodwill and intangible assets on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three and nine months ended September 30, 2018 or September 30, 2017, and as such there was no impairment analysis performed or charge recorded.

J.	Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at September 30, 2018.

G.research has agreed to indemnify the clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of September 30, 2018 and December 31, 2017, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.

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

K.	Shareholder-Designated Contribution Program

During the first quarter of 2017 each shareholder was eligible to designate a charity to which the Company would make a donation at a rate of $0.25 per share based upon the number of shares registered in the shareholder’s name under the Company’s Shareholder-Designated Charitable Contribution program. Shares held in nominee or street name were not eligible to participate. For the three and nine months ended September 30, 2017, the Company recorded a cost of $0.0 million and $4.9 million, respectively, related to this contribution which was included in shareholder-designated contribution in the condensed consolidated statements of income. There was no comparable expense in the current periods.

Index
L.	Contractual Obligations

In February 2018, the Company renewed its sublease agreement with GAMCO for an additional year ending March 31, 2019. Future minimum lease commitments under this operating lease as of September 30, 2018 are as follows (in thousands):

2018	$121
2019	121
Total	$242

M.	Subsequent Events

In September 2018, the Company commenced a tender offer for its Class A shares. Tendering shareholders received 1.9 GAMCO shares for each Class A share. Upon its expiration on October 29, the Company acquired approximately 370,000 shares in exchange for approximately 710,000 GAMCO shares with a value of approximately $14.6 million.

At its meeting on November 6, 2018, the Company’s Board of Directors declared a semi-annual dividend of $0.10 per share payable on January 9, 2019 to its Class A and Class B shareholders of record on December 26, 2018.

In addition, the Board approved a 2018 allocation to its Shareholder-Designated Contribution Program. Each shareholder of record on November 30, 2018 will be eligible to identify a qualified charity to which AC will make a twenty-five cent ($0.25) per share donation on the shareholder's behalf. As in the past, shares held in nominee or street name will not be eligible to participate.

Index
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK) (“MD&A”)

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited annual financial statements included in our Form 10-K filed with the SEC on March 8, 2018 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

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

We conduct our investment management business through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC, collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory assets under management. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

We provide our institutional research and underwriting services through G.research, LLC (“G.research”), an indirect wholly-owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is regulated by the Financial Industry Regulatory Authority. G.research’s revenues are derived primarily from institutional research services.

In connection with the Spin-off, GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250 million bearing interest at 4% per annum and with an original maturity date of November 30, 2020. Under its terms, GAMCO could prepay the GAMCO Note prior to maturity without penalty. As of June 30, 2018, AC had received principal repayments totaling $230 million on the GAMCO Note and, during the third quarter, GBL repaid the outstanding $20 million balance. In addition, GCIA purchased 4,393,055 shares of GAMCO Class A common stock for $150 million.

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

Index
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

Condensed Consolidated Statements of Financial Condition

We ended the third quarter of 2018 with approximately $971 million in cash and investments, net of securities sold, not yet purchased of $22 million. This includes $384 million of cash and short term US treasuries; $298 million of securities, net, including 3.7 million shares of GAMCO stock; and $289 million invested in affiliated and third party funds and partnerships. Our liquid financial resources underpin our flexibility to pursue strategic objectives which may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $924 million or $40.22 per share at September 30, 2018 compared to $918 million or $38.84 per share on December 31, 2017. The increase in equity from the end of 2017 is driven primarily by our $50 million principal prepayments of the GAMCO Note during the period partially offset by our net loss.

As discussed above, during the quarter, GAMCO repaid the outstanding balance of the GAMCO Note. Under GAAP, the balance of the GAMCO Note was treated as a reduction of equity. In prior periods, the Company reported adjusted economic book value (“AEBV”), a non-GAAP financial measure defined as total GAAP equity plus the outstanding balance of the GAMCO Note. This measure is no longer relevant.

Index
RESULTS OF OPERATIONS

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues
Investment advisory and incentive fees	$2,805	$2,587	$7,949	$7,318
Institutional research services	1,855	2,584	6,179	7,917
Other	6	77	37	95
Total revenues	4,666	5,248	14,165	15,330
Expenses
Compensation	5,618	6,492	17,812	19,696
Stock-based compensation	289	1,862	361	5,226
Other operating expenses	2,258	3,006	7,187	7,305
Total expenses	8,165	11,360	25,360	32,227
Operating loss	(3,499)	(6,112)	(11,195)	(16,897)
Other income/(expense)
Net gain/(loss) from investments	(7,977)	5,234	(18,936)	(1,018)
Interest and dividend income	3,466	2,347	9,338	7,295
Interest expense	(70)	(69)	(142)	(210)
Shareholder-designated contribution	-	-	-	(4,895)
Total other income/(expense), net	(4,581)	7,512	(9,740)	1,172
Income/(loss) before income taxes	(8,080)	1,400	(20,935)	(15,725)
Income tax expense/(benefit)	(858)	67	(4,204)	(8,667)
Net income/(loss)	(7,222)	1,333	(16,731)	(7,058)
Net income/(loss) attributable to noncontrolling interests	157	(186)	1,053	(95)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(7,379)	$1,519	$(17,784)	$(6,963)

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$(0.32)	$0.06	$(0.77)	$(0.29)
Diluted	(0.32)	0.06	(0.77)	(0.29)

Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017

Overview

Our operating loss for the quarter was $3.5 million compared to $6.1 million for the comparable quarter of 2017. Lower revenue was offset by lower expenses, primarily stock-based compensation. Other income was a loss of $4.6 million in the 2018 quarter compared to a gain of $7.5 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax benefit in the current quarter of $0.9 million compared to an expense of $0.1 million in the year ago quarter. Consequently, our current quarter net loss was $7.4 million, or $(0.32) per diluted share, compared to a gain of $1.5 million, or $0.06 per diluted share, in the prior year’s comparable quarter.

In comparing the current quarter’s results with those of the year ago period, it is important to note the impact of a change in the accounting treatment of available for sale (“AFS”) equity securities resulting from the adoption of Accounting Standards Update (“ASU”) 2016-01 on January 1, 2018. In prior periods, the change in unrealized gains or losses attributable to AFS equity securities was reflected in equity and classified as other comprehensive income rather than net income. Beginning in 2018, however, the mark-to-market adjustments for the entire portfolio flow through net income. On a comparable basis, the third quarter 2017 investment and other non-operating income/(expense), net would have been a gain of $10.1 million. On a comparable basis of accounting for AFS securities, the year ago period would have reported a net gain of $3.2 million (i.e., the Company’s reported comprehensive income).

Revenues

Total revenues were $4.7 million for the quarter ended September 30, 2018 compared to $5.2 million for the quarter ended September 30, 2017.

Index
We earn advisory fees based on the average level of AUM in our products. Advisory fees were $2.8 million for the 2018 quarter compared to $2.6 million for the prior year quarter, an increase of $0.2 million. This increase is due to the increase in AUM to $1.6 billion in the third quarter of 2018 from $1.5 billion in the third quarter of 2017. Incentive fees are generally not recognized until the measurement period ends, typically annually on December 31. If the measurement period had instead ended on September 30, we would have recognized $0.7 million and $0.4 million of incentive fees for each of the quarters ended September 30, 2018 and 2017, respectively.

Institutional research services revenues in the current year’s first quarter decreased to $1.9 million, from the prior year’s period of $2.6 million due to a reduction in commissions and hard dollar payments generated by our institutional research operations.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $5.6 million for the quarter ended September 30, 2018, compared to $6.5 million for the quarter ended September 30, 2017. Fixed compensation, which includes salaries and benefits, declined to $2.9 million for the third quarter 2018 from $3.8 million in the 2017 period. Discretionary bonus accruals were $1.0 million and $0.9 million in the third quarter of 2018 and 2017, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the three months ended September 30, 2018 and 2017, stock-based compensation was $0.3 million and $1.9 million, respectively. The 2017 period reflects the acceleration of GAMCO RSAs.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded no management fee expense in the third quarter of 2018 and 2017 due to the year to date pre-tax loss in both periods.

Other operating expenses were $2.3 million during the third quarter of 2018 compared to $3.0 million in the prior year quarter, a decrease of $0.7 million primarily due to initial offering costs relating to a consolidated fund the Company launched in July 2017 and recognized in the year-ago period.

Other

Net gain from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment losses were $8.0 million in the 2018 quarter versus a gain of $5.2 million in the comparable 2017 quarter reflecting mark-to-market changes in the value of our investments.

Interest and dividend income increased to $3.5 million in the 2018 quarter from $2.3 million in the 2017 quarter primarily due to higher interest rates on our cash balances and US Treasuries offset by reduced interest earned on the GAMCO Note due to principal payments received.

Nine Months Ended September 30, 2018 Compared To Nine Months Ended September 30, 2017

Overview

Our operating loss for the year-to-date period was $11.2 million compared to $16.9 million for the comparable period of 2017. Lower revenue was offset by lower expenses, primarily stock-based and other compensation. Other income was a loss of $9.7 million in the 2018 period compared to a gain of $1.2 million in the prior year’s period primarily due to mark-to-market changes on our investment portfolio and the adoption of ASU 2016-01 on January 1, 2018. Stock-based compensation fell by $4.9 million year-over-year. The Company recorded an income tax benefit of $4.2 million in the current year compared to a benefit of $8.7 million in the year ago period. Consequently, our 2018 period net loss increased to $17.8 million, or $(0.77) per diluted share, from $7.0 million, or $(0.29) per diluted share, in the prior year’s comparable period.

Index
On a comparable basis of accounting for AFS equity securities, the 2017 period investment and other non-operating income/(expense), net would have been a gain of $23.4 million and net income would have been $7.2 million (i.e., the Company’s reported comprehensive income).

Revenues

Total revenues were $14.2 million for the nine months ended September 30, 2018 compared to $15.3 million for the nine months ended September 30, 2017.

Advisory fees were $7.9 million for the 2018 nine months compared to $7.3 million for the prior year nine months, an increase of $0.6 million. This increase is due to the increase in AUM over the period. Incentive fees are generally not recognized until the measurement period ends, typically annually on December 31. If the measurement period had instead ended on September 30, we would have recognized $3.0 million and $3.5 million of incentive fees for each of the nine months ended September 30, 2018 and 2017, respectively.

Institutional research services revenues in the current year’s first nine months decreased to $6.2 million, from the prior year’s period of $7.9 million due to a reduction in commissions and hard dollar payments generated by our institutional research operations.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $17.8 million for the nine months ended September 30, 2018, compared to $19.7 million for the nine months ended September 30, 2017. Fixed compensation, which includes salaries and benefits, declined to $10.0 million for the 2018 period from $11.6 million in the prior year. Discretionary bonus accruals were $3.1 million and $2.6 million in the 2018 and 2017 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the nine months ended September 30, 2018 and 2017, stock-based compensation was $0.4 million and $5.2 million, respectively. The 2017 period reflects the acceleration of AC and GAMCO RSAs.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded no management fee expense for these periods due to the year to date pre-tax loss.

Other operating expenses were $7.2 million during the first nine months of 2018 compared to $7.3 million in the prior year.

Other

Investment losses were $18.9 million in the 2018 nine month period compared to $1.0 million in the comparable 2017 period reflecting mark-to-market changes in the value of our investments.

Interest and dividend income increased to $9.3 million in the 2018 period from $7.3 million in 2017 primarily due to dividend income of a consolidated fund launched in July 2017 and higher interest rates on our cash balances and U.S. Treasuries offset by reduced interest earned on the GAMCO Note due to principal payments received.

The 2017 nine-month period included an expense of $4.9 million related to the Company’s shareholder-designated contribution program. There was no comparable expense in the 2018 period.

Index
ASSETS UNDER MANAGEMENT

Our revenues are highly correlated to the level of assets under management and fees associated with our various investment products, rather than our own corporate assets. Assets under management, which are directly influenced by the level and changes of the overall equity markets, can also fluctuate through acquisitions, the creation of new products, and the addition of new accounts or the loss of existing accounts. Since various equity products have different fees, changes in our business mix may also affect revenues. At times, the performance of our equity products may differ markedly from popular market indices, and this can also impact our revenues.

Assets under management were $1.6 billion as of September 30, 2018, an increase of 5.1% and 4.8% over the prior nine and twelve months, respectively. The increases were attributable to market appreciation and additional investor contributions, net of redemptions.

Assets Under Management (in millions)

				% Change From
	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2017	September 30, 2017

Event Merger Arbitrage	$1,466	$1,384	$1,395	5.9	5.1
Event-Driven Value	89	91	85	(2.2)	4.7
Other	64	66	65	(3.0)	(1.5)
Total AUM	$1,619	$1,541	$1,545	5.1	4.8

Fund flows for the three months ended September 30, 2018 (in millions):

	June 30, 2018	Market appreciation/ (depreciation)	Net cash flows	September 30, 2018

Event Merger Arbitrage	$1,480	$6	$(20)	$1,466
Event-Driven Value	87	2	-	89
Other	66	1	(3)	64
Total AUM	$1,633	$9	$(23)	$1,619

Fund flows for the nine months ended September 30, 2018 (in millions):

	December 31, 2017	Market appreciation/ (depreciation)	Net cash flows	September 30, 2018

Event Merger Arbitrage	$1,384	$12	$70	$1,466
Event-Driven Value	91	1	(3)	89
Other	66	1	(3)	64
Total AUM	$1,541	$14	$64	$1,619

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

Index
Summary cash flow data is as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$4,617	$(119,520)
Investing activities	15,000	(1,975)
Financing activities	36,111	49,704
Net increase (decrease)	55,728	(71,791)
Cash and cash equivalents at beginning of period	293,112	314,093
Increase in cash from consolidation	47	-
Cash and cash equivalents at end of period	$348,887	$242,302

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements. At September 30, 2018, we had total cash and cash equivalents of $349 million and $622 million in net investments. Of these amounts, $3 million and $127 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2018 primarily due to our net loss increased by $5.5 million of net proceeds of trading securities and net distributions from investment partnerships and net changes of $19.4 million to accrued expenses and receivables reduced by non-cash items of $3.6 million. Net cash provided by investing activities was $15.0 million due to the repayment of a short-term note. Net cash provided by financing activities was $36.1 million for the quarter, largely resulting from the $50 million prepayment of the GAMCO Note offset by dividends and stock buyback payments of $11.2 million and redemptions of redeemable noncontrolling interests of $2.7 million.

For the nine months ended September 30, 2017, cash used in operating activities was $119.5 million, primarily due to the quarter’s loss adjusted for non-cash items and net changes to assets and liabilities. Cash used in investing activities, primarily related to transactions related to AFS securities, was $2.0 million in the first nine months of 2017. Cash provided by financing activities for the period was $49.7 million due to the principal repayment of the GAMCO Note and contributions from redeemable noncontrolling interests offset in part by purchases of treasury shares and dividends.

G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research had net capital, as defined, of $37.1 million, exceeding the required amount of $250,000 by $36.9 million at September 30, 2018. G.research’s net capital requirements may increase to the extent it engages in other business activities in accordance with applicable rules and regulations.

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

Investments consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Investment in securities:
Government obligations	$35,256	$53,804
GBL stock	87,269	130,254
Common stocks	226,473	163,327
Mutual funds	1,553	3,428
Other investments	5,132	1,824
Total investments in securities	355,683	352,637

Investments in affiliated registered investment companies:
Closed-end funds	90,610	93,147
Mutual funds	55,836	52,767
Total investments in affiliated registered investment companies	146,446	145,914

Investments in partnerships:
Investments in partnerships	142,283	145,591
Total investments in partnerships	142,283	145,591

Securities sold, not yet purchased:
Common stocks	(22,093)	(5,396)
Other investments	(260)	(335)
Total securities sold, not yet purchased	(22,353)	(5,731)

Total investments net of securities sold, not yet purchased	$622,059	$638,411

We may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. Of the approximately $313.7 million and $293.6 million invested in common stocks at September 30, 2018 and December 31, 2017, respectively, $155.5 million and $108.7 million was invested by the Company in arbitrage opportunities in connection with mergers, consolidations, acquisitions, tender offers or other similar transactions. Risk arbitrage generally involves investing in securities of companies that have announced corporate transactions with agreed upon terms and conditions, including pricing, and typically involves less market risk than holding common stocks in a trading portfolio. The principal risk associated with merger arbitrage transactions is the inability of the companies involved to complete the transaction.

Of the investments in affiliated registered investment companies at September 30, 2018 and December 31, 2017, $58.0 million and $57.8 million, respectively, consisted of investment companies which invest in merger arbitrage opportunities. Securities sold, not yet purchased are stated at fair value and are subject to market risks resulting from changes in price and volatility. At September 30, 2018 and December 31, 2017, the fair value of securities sold, not yet purchased was $22.4 million and $5.7 million, respectively. Investments in partnerships totaled $142.3 million and $145.6 million at September 30, 2018 and December 31, 2017, respectively, $105.3 million and $102.3 million of which consisted of investment partnerships and offshore funds which invest in risk arbitrage opportunities.

Index
The following table provides a sensitivity analysis for our investments in equity securities and partnerships and affiliated registered investment companies which invest primarily in equity securities, excluding arbitrage products for which the principal exposure is to deal closure and not overall market conditions, as of September 30, 2018 and December 31, 2017. The sensitivity analysis assumes a 10% increase or decrease in the value of these investments (in thousands):

	Fair Value	Fair Value assuming 10% decrease in equity prices	Fair Value assuming 10% increase in equity prices
At September 30, 2018:
Equity price sensitive investments, at fair value	$360,542	$324,488	$396,596
At December 31, 2017:
Equity price sensitive investments, at fair value	$321,550	$289,395	$353,705

Interest Rate Risk

Our exposure to interest rate risk principally results from our investment of excess cash in a related money market fund that holds U.S. government securities. These investments are primarily short term in nature, and the carrying value of these investments generally approximates fair value. Based on the September 30, 2018 cash and cash equivalent balance of $349 million, a 1% change in interest rates would increase or decrease our interest income by $3.5 million annually.

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

Our exposure to pricing risk in equity securities is directly related to our role as financial intermediary and advisor for AUM in our investment partnerships and separate accounts as well as our proprietary investment and trading activities. At September 30, 2018, we had equity investments, including open-end funds and closed-end funds largely invested in equity products, of $461.7 million. Included in this total are investments in open-end funds and closed-end funds of $148.0 million which seek to reduce market risk through the diversification of financial instruments within their portfolios. In addition, we may alter our investment holdings from time to time in response to changes in market risks and other factors considered appropriate by management. We also hold investments in partnerships which invest primarily in equity securities and which are subject to changes in equity prices. These investments totaled $142.3 million at September 30, 2018, $105.3 million of which comprised partnerships which invest in risk arbitrage. Risk arbitrage is primarily dependent upon deal closure rather than the overall market environment. The equity investment portfolio is recorded at fair value and will generally move in line with the equity markets. The portfolio changes are recorded as net gain/(loss) from investments in the condensed consolidated statements of income.

Index
Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures, as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at September 30, 2018.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended September 30, 2018:

	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 2018	-	$-	-	1,236,850
August 2018	20,155	36.27	20,155	1,216,695
September 2018	-	-	-	1,216,695
Total	20,155	$36.27	20,155

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Francis J. Conroy
Name: Francis J. Conroy
Title:   Interim Chief Financial Officer

Date: November 6, 2018