Form 10-K
period 2018-12-31
Associated Capital Group, Inc.
filed 2019-03-08
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 001-37387

Associated Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3965991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Greenwich Avenue, Greenwich, CT One Corporate Center, Rye, NY	06830 10580-1422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 629-9595
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $146,471,327.

As of March 1, 2019, 3,562,238 shares of class A common stock and 19,022,918 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company's Executive Chairman, held 2,098 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Executive officers and directors of GGCP, Inc. held 102,064 and 434,534 shares of class A and class B common stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2019 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Associated Capital Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2018

Index
PART I

Forward-Looking Statements

Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. You should not place undue reliance on these statements. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.

Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in our other public filings or in documents incorporated by reference here or in prior filings or reports.

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

Our offices are located at 140 Greenwich Avenue, Greenwich, CT 06830 and One Corporate Center, Rye, New York 10580. Our website address is www.associated-capital-group.com. Information on our website is not incorporated by reference herein and is not part of this report. We provide a link on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“Commission” or “SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our website are available free of charge. In addition, these reports and the other documents we file with the SEC are available at www.sec.gov.

The Spin-off and Related Transactions

We are a Delaware corporation that provides alternative investment management, institutional research and underwriting services. In addition, we derive investment income/(loss) from proprietary investment of cash and other assets awaiting deployment in our operating business.

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

Index
We conduct our investment management operations through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory activities. Management fees are largely based on a percentage of assets under management (“AUM”). Incentive fees are based on a percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

We provide institutional research services through G.research, LLC ("G.research"), an indirect wholly-owned subsidiary of the Company. G.research is a broker-dealer registered under the Exchange Act and also acts as an underwriter primarily for affiliates of the Company. G.research is regulated by the Financial Industry Regulatory Authority (“FINRA”).

In connection with the Spin-off, GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250 million used to partially capitalize the Company. During the year ended December 31, 2018, AC received principal repayments totaling $50 million on the GAMCO Note which fully satisfied the outstanding principal balance. The GAMCO Note bore interest at 4% per annum and had an original maturity date of November 30, 2020.

In addition, AC Group received 4,393,055 shares of GAMCO Class A common stock for $150 million in connection with the Spin-off. Following two share exchange offers during 2018, the Company continues to hold 3,016,501 of these shares as of December 31, 2018.

Alternative Investment Management

We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns fees from its advisory activities, and income/(loss) from investment portfolio activities. The advisory fees include management and incentive fees. Management fees are largely based on a percentage of AUM. Incentive fees are based on a percentage of profits derived from the investment performance of certain clients’ accounts. As of December 31, 2018, we managed approximately $1.5 billion in assets.

In our event-driven value funds, we seek investments trading at prices that differ from those determined using our proprietary “Private Market Value (PMV) with a Catalyst™” methodology where we have identified a near-term catalyst that is expected to narrow the market difference to PMV. Catalysts can include a spin-off, stock buyback, asset sale, management change, regulatory change or accounting change.

In event merger arbitrage, the goal is to earn absolute positive returns regardless of the direction of the overall equity markets. We have compounded net annual returns of 7.41% since we launched our first partnership dedicated to investing in merger arbitrage situations in February 1985. As a result, $10 million invested in this fund at its inception would today be worth more than $113 million without considering taxes. In addition, the value of such an investment would have exhibited significantly less volatility than that of broad equity indices.

The arbitrage investment process generally begins with the announcement of an acquisition where an acquirer makes an offer for all of a target company’s stock. The target’s shares usually trade at a discount, or spread, to the final deal price because of the time value of money, regulatory approval risks and other risks specific to the companies in the transaction.

Our role as arbitrageurs is to quantify and assess the risks to the transaction, make investments that compensate our investors for these risks, and earn a satisfactory return.

Our typical investment process involves buying shares of the target at a discount, earning the spread to the deal price when the deal closes, and reinvesting the profits in new deals in a similar manner. By owning a diversified portfolio of deals, we mitigate the adverse impact of deal-specific risks.

Index
We expect rising interest rates will boost returns in merger arbitrage in the form of wider spreads, given the time value of money component of the deal spread.

We generally manage assets on a discretionary basis and invest in a variety of U.S. and foreign securities. Our managed funds primarily employ absolute return strategies with the objective of generating positive returns regardless of market performance.

We introduced our first alternative fund, a merger arbitrage partnership, Gabelli Arbitrage (renamed Gabelli Associates), in February 1985. An offshore version of the event merger arbitrage strategy was added in 1989. Building on our strengths in global event-driven value investing, several new investment funds have been added to balance investors’ geographic, strategy and sector needs. Today, we manage funds in multiple categories, including event merger arbitrage, event-driven value and other strategies.

We serve a wide variety of investors including private wealth management accounts, corporations, corporate pension and profit-sharing plans, foundations and endowments, as well as serving as sub-advisor to certain third-party investment funds.

Assets Under Management

The following table sets forth AC’s total AUM, including investment funds and separately managed accounts, for the dates shown (in millions):

	December 31,
	2018	2017

Event Merger Arbitrage	$1,342	$1,384
Event-Driven Value (a)	118	91
Other (b)	60	66
Total (c)	$1,520	$1,541

(a)	Excluding event merger arbitrage.
(b)	Includes investment vehicles focused on private equity, merchant banking, non-investment-grade credit and capital structure arbitrage.
(c)	Includes $214 and $235 of proprietary capital, respectively.

Institutional Research Services

Through G.research, we provide institutional research services and act as an underwriter. G.research is regulated by FINRA. G.research’s revenues are derived primarily from institutional research services, underwriting fees and selling concessions. Our research analysts are industry-focused, following sectors based on our core competencies. They research companies across market capitalizations on a global basis. The primary function of the research team is to gather data, array the data, and then project and interpret the data in order to make informed investment recommendations. Analysts publish their insights in the form of research reports and daily notes. In addition, G.research hosts conferences which bring together industry leaders and institutional investors. The objective of institutional research services is to provide superior investment ideas to investment decision makers.

Analysts are generally assigned to industry sectors, overseen by a senior analyst, whose role is to ensure a consistent process and enhance idea cross-fertilization and knowledge-sharing. Our research focus includes Basic Materials – Specialty Chemicals; Business Services; Consumer Staples – Beverage, Supermarkets & Specialty Retail; Energy Services; Financials – Community Banks; Financials – Investment Services; Healthcare – Animal Health, Biotech & Pharma; Biotech; Industrials – Housing; Industrials – Diversified Industrials, Transports & Metals; Industrials & Internet; Media – Entertainment; Media; Technology; and Global Telecommunications.

G.research generates revenues via direct fees and commissions on securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (e.g., hedge funds and asset managers) as well as affiliated mutual funds and managed accounts. Institutional research services revenues totaled $8.3 million and $12.2 million for the years ended December 31, 2018 and 2017, respectively.

Index
A significant portion of our institutional research services are provided to GAMCO and its affiliates. Pursuant to research services agreements, GAMCO Asset Management Inc. paid $1.0 million and $2.2 million and Gabelli Funds, LLC paid $1.0 million and $2.3 million to the Company for the years ended December 31, 2018 and 2017, respectively. Gabelli Funds, LLC and GAMCO Asset Management Inc. are wholly-owned subsidiaries of GAMCO. G.research earned $3.8 million and $4.5 million, or approximately 62% and 60%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC, and clients advised by GAMCO Asset Management Inc. for the years ended December 31, 2018 and 2017, respectively. We can provide no assurance that GAMCO and its affiliates will continue to use our institutional research to the same extent in the future. G.research continues to pursue expansion of third party and affiliated activities.

In April 2018, the Board of Directors announced that it authorized the Company to explore strategic options for the institutional research services operations. Among the options being considered is the spin-off of the broker-dealer to the shareholders as well as a management-led buyout. The Company can provide no assurances that a transaction will result.

Use of Resources

We have a substantial portfolio of cash and investments. We expect to use this proprietary investment portfolio to provide seed capital for new products, expand our geographic presence, develop new markets and pursue strategic acquisitions and alliances, as well as for shareholder compensation in the form of share repurchases and dividends. Our proprietary portfolios are largely invested in products we manage or that are managed by GAMCO. In addition, we expect to make private equity acquisitions including through the use of special purpose acquisition vehicles (“SPACs”).

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

Continuing an Active Fundamental Investment Approach

We began managing hedge fund assets in 1985, when we launched our first merger arbitrage fund. Our results through market cycles clearly demonstrate our core competence in event driven investing. Our “Private Market Value (PMV) with a Catalyst™” investing approach remains the principal management philosophy guiding our investment operations. This method is based on investing principles articulated by Graham & Dodd, and further refined by our Executive Chairman, Mario J. Gabelli.

Growing our Investment Partnerships Advisory Business

We intend to grow our Investment Partnerships advisory operations by gaining share with existing products and introducing new products within our core competencies, such as event and merger arbitrage. In addition, we intend to grow internationally.

Capitalizing on Acquisitions and Alliances - Direct Investments

We intend to leverage our research and investment capabilities by pursuing acquisitions and alliances that will broaden our product offerings and add new sources of distribution. In addition, we may make direct investments in operating businesses using a variety of techniques and structures. For example, in April 2018, the Company completed a €110 million initial public offering of its first special purpose acquisition corporation, the Gabelli Value for Italy S.p.a., an Italian company listed on the London Stock Exchange’s Borsa Italiana AIM segment under the symbol “VALU”. VALU was created to acquire a small- to medium-sized Italian franchise business with the potential for international expansion, particularly in the United States.

Index
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

Commitment to Community

AC seeks to be a good corporate citizen in our community through the way we conduct our business activities as well as by other measures such as serving our community, sponsoring local organizations and developing our teammates.

Over its first two years as a public company, AC supported nearly 100 qualified charities that address a broad range of local, national and international concerns. The recipients were identified by our shareholders through AC’s Shareholder-Designated Contribution Program. The 2018 program, approved by our Board in November 2018, allows each shareholder of record at year-end to designate a qualified charity to receive a $0.25 per share donation from AC. We expect that the Company’s total contributions for the 2018 program will be approximately $5 million bringing cumulative donations to approximately $15 million.

Competition

The alternative asset management industry is intensely competitive. We face competition in all aspects of our business from other managers in the United States and around the globe. We compete with alternative investment management firms, insurance companies, banks, brokerage firms and financial institutions that offer products that have similar features and investment objectives. Many of these investment management firms are subsidiaries of large diversified financial companies and may have access to greater resources than us. Many are larger in terms of AUM and revenues and, accordingly, have larger investment and sales organizations and related budgets. Historically, we have competed primarily on the basis of the long-term investment performance of our investment products. We have recently taken steps to increase our distribution channels, brand awareness and marketing efforts.

The market for providing investment management services to institutional and private wealth management clients is also highly competitive. Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants. Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer, and focus on one-year and three-year performance records. Currently, we believe that our investment performance record would be attractive to potential new institutional and private wealth management clients. While we have significantly increased our AUM from institutional investors since our entry into the institutional asset management business, no assurance can be given that our efforts to obtain new business will be successful.

Intellectual Property

Service marks and brand name recognition are important to our business. We have rights to the service marks under which our products are offered. We have rights to use the “Gabelli” name, and the “GAMCO” brand, pursuant to a non-exclusive, royalty-free license agreement we have entered into with GAMCO (the “Service Mark and Name License Agreement”). We can use these names with respect to our funds, collective investment vehicles, Investment Partnerships and other investment products pursuant to the Service Mark and Name License Agreement. The Service Mark and Name License Agreement has a perpetual term, subject to termination only in the event we are not in compliance with its quality control provisions. Pursuant to an assignment agreement signed in 1999, Mario J. Gabelli had assigned to GAMCO all of his rights, title and interests in and to the “Gabelli” name for use in connection with investment management services and institutional research services. In addition, the funds managed by Mario J. Gabelli outside GAMCO and AC have entered into a license agreement with GAMCO permitting them to continue limited use of the “Gabelli” name under specified circumstances.

Index
Regulation

Virtually all aspects of our businesses are subject to federal, state and foreign laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and investors, the financial markets and the customers of broker-dealers. Under such laws and regulations, agencies that regulate investment advisors and broker-dealers have broad powers, including the power to limit, restrict or prohibit such an advisor or broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such an event, the possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, injunctions, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment advisor and other registrations, censures and fines.

Existing U.S. Regulation Overview

AC and certain of its U.S. subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the Department of Labor, FINRA and other regulatory bodies. Certain of our U.S. subsidiaries are also subject to anti-terrorist financing, privacy, and anti-money laundering regulations as well as economic sanctions laws and regulations established by these agencies.

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

Broker-Dealer and Trading and Investment Regulation

G.research is a registered as broker-dealer with the SEC and is subject to regulation by FINRA and various states’ regulatory authorities. In its capacity as a broker-dealer, G.research is required to maintain certain minimum net capital amounts. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met. G.research’s net capital, as defined, met or exceeded all minimum requirements as of December 31, 2018. As a registered broker-dealer, G.research is also subject to periodic examination by FINRA, the SEC and the state regulatory authorities.

Our trading and investment activities for client accounts are regulated under the Exchange Act, as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations. These laws and regulations govern such items as trading on inside information, market manipulation, technical requirements (e.g., short sale limits, volume limitations and reporting obligations), and market regulation policies in the United States and globally. Violation of any of these laws and regulations could result in restrictions on our activities and damage our reputation.

Index
Employee Retirement Income Security Act of 1974 (“ERISA”)

Subsidiaries of AC are subject to ERISA and to regulations promulgated thereunder, insofar as they are “fiduciaries” under ERISA with respect to certain of their clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect on us.

Anti-Tax Evasion Legislation

Our global business may be impacted by the Foreign Account Tax Compliance Act (“FATCA”) which was enacted in 2010 and introduced expansive new investor onboarding, withholding and reporting rules aimed at ensuring U.S. persons with financial assets outside of the United States pay appropriate taxes. In many instances, however, the precise nature of what needs to be implemented will be governed by bilateral Intergovernmental Agreements (“IGAs”) between the United States and the countries in which we do business or have accounts. While many of these IGAs have been put into place, others have yet to be concluded.

The Organization for Economic Cooperation and Development (“OECD”) has developed the Common Reporting Standard (“CRS”) to address the issue of offshore tax evasion on a global basis. Aimed at maximizing efficiency and reducing cost for financial institutions, the CRS provides a common standard for due diligence, reporting and exchange of information regarding financial accounts. Pursuant to the CRS, participating jurisdictions will obtain from reporting financial institutions, and automatically exchange with partner jurisdictions on an annual basis, financial information with respect to all reportable accounts identified by financial institutions on the basis of common due diligence and reporting procedures. As a result, the Investment Partnerships will be required to report information on the investors of the Partnerships to comply with the CRS due diligence and reporting requirements, as adopted by the countries in which the Investment Partnerships are organized.

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

Laws and Other Issues Relating to Taking Significant Equity Stakes in Companies

Investments by AC, its affiliates, and those made on behalf of their respective advisory clients and Investment Partnerships often represent a significant equity ownership position in an issuer’s equity. This may be due to the fact that AC is deemed to be a member of a “group” that includes GAMCO and, therefore, may be deemed to beneficially own the securities owned by other members of the group under applicable securities regulations. As of December 31, 2018, by virtue of being a member of the group, AC was deemed to hold five percent or more beneficial ownership with respect to 102 equity securities. This activity raises frequent regulatory, legal and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ stockholder rights plans or “poison pills;” various federal and state regulatory limitations, including (i) state gaming laws and regulations, (ii) federal communications laws and regulations; (iii) federal and state public utility laws and regulations, as well as federal proxy rules governing stockholder communications; and (iv) federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

Index
Potential Legislation Relating to Private Pools of Capital

We manage a variety of private pools of capital, including hedge funds. Congress, regulators, tax authorities and others continue to explore increased regulation related to private pools of capital, including changes with respect to: investor eligibility; trading activities, record-keeping and reporting; the scope of anti-fraud protections; safekeeping of client assets; tax treatment; and a variety of other matters. AC may be materially and adversely affected by new legislation, rule-making or changes in the interpretation or enforcement of existing rules and regulations imposed by various regulators.

Existing European Regulation Overview

Alternative Investment Fund Managers Directive

Our European activities are impacted by the European Union’s (“EU”) Alternative Investment Fund Managers Directive (“AIFMD”). AIFMD regulates managers of, and service providers to, a broad range of alternative investment funds (“AIFs”) domiciled within and, potentially, outside the EU. AIFMD also regulates the marketing of all AIFs inside the European Economic Area. AIFMD’s requirements restrict AIF marketing and impose additional compliance and disclosure obligations on AC regarding items such as remuneration, capital requirements, leverage, valuation, stakes in EU companies, depositaries, domicile of custodians and liquidity management. These compliance and disclosure obligations and the associated risk management and reporting requirements will subject us to additional expenses.

Undertakings for Collective Investment in Transferable Securities

The EU has also adopted directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS”) impacting depositary functions, remuneration policies and sanctions. The latest initiative in this area, UCITS V, seeks to align the depositary regime, remuneration rules and sanctioning powers of regulators under the UCITS Directive with the requirements of AIFMD.

Similarly, the European Securities and Markets Authority recently revised its guidelines for exchange-traded and other UCITS funds. These guidelines introduced new collateral management requirements for UCITS funds concerning collateral received in the context of derivatives using Efficient Portfolio Management (“EPM”) techniques (including securities lending) and over-the-counter derivative transactions. These rules required us to make changes to our collateral management arrangements applicable to the EPM of the UCITS funds for which GCIA acts as a sub-advisor. Compliance with the UCITS directives will cause us to incur additional expenses associated with new risk management and reporting requirements.

Markets in Financial Instruments Directive

The EU’s revised Markets in Financial Instruments Directive (“MiFID II”), which was fully implemented in 2018, created specific new rules regarding the use of “soft dollars” to pay for research. A MiFID licensed investment firm that provides portfolio management services or independent investment advisory services to clients may not pay for third-party research with soft dollars generated through client trading activity. Research must be paid for either (i) by the investment firm out of its own resources or (ii) through a separate research payment account for each client to pay for the research. While currently neither GCIA nor G.research is directly subject to MiFID II: (a) GCIA may be invoiced separately by any EU brokers from whom it purchases research in the future; (b) clients may begin to require that GCIA “unbundle” research payments from commission trading; and (c) EU-based clients of G.research may also demand that G. research separately invoice them for trading and research.

The Financial Conduct Authority (“FCA”) currently regulates Gabelli Securities International (UK) Limited (“GSIL UK”), our MiFID licensed entity in the United Kingdom. Authorization by the FCA is required to conduct certain financial services-related business in the United Kingdom under the Financial Services and Markets Act 2000. The FCA’s rules adopted under that Act provide requirements dealing with a firm’s capital resources, senior management arrangements, conduct of business, interaction with clients and systems and controls. The FCA supervises GSIL UK through a combination of proactive engagement, event-driven and reactive supervision and thematic-based reviews in order to monitor our compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against GSIL and/or its employees.

Index
In addition, GSIL UK must comply with MiFID II which sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. MiFID II also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms set out in the Capital Requirements Directive. This directive includes requirements not only on capital, but also governance and remuneration as well. The obligations introduced through these directives will have a direct effect on some of our European operations.

Our EU-regulated entities are additionally subject to EU regulations on OTC derivatives which require (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts.

Regulatory Matters Generally

The investment management industry is likely to continue to face a high level of regulatory scrutiny and to become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest. In addition, the SEC has substantially increased its use of focused inquiries which request information from investment advisors regarding particular practices or provisions of the securities laws. We participate in some of these inquiries in the normal course of our business. Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material adverse impact. Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed, or the insurance that we maintain to protect ourselves in case of client losses, will protect us from all potential liabilities.

Employees

On March 1, 2019, we had a full-time staff of 62 teammates, of whom 35 served in the portfolio management, research and trading areas, 14 served in the marketing and shareholder servicing areas and 13 served in the finance, legal, operations and administrative areas. We also avail ourselves of services provided by GAMCO in accordance with a transitional services agreement that was entered into with GAMCO as part of the Spin-off.

Status as a Smaller Reporting Company and an Emerging Growth Company

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K. As a result, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies.” We will, in general, remain a smaller reporting company unless the market value of AC common stock that is held by non-affiliates exceeds $250 million as of the last business day of our most recently completed second fiscal quarter.

In addition, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). As a result, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Index
We will, in general, remain as an emerging growth company for up to five full fiscal years following the Spin-off. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if (1) we have more than $1 billion in annual revenue in a fiscal year; (2) we issue more than $1 billion of non-convertible debt during the preceding three-year period; or (3) the market value of AC common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

We may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as a smaller reporting company or an emerging growth company, except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act.

ITEM 1A:	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

AC owns no properties. AC currently pays rent to GAMCO pursuant to a sublease based on the percentage of square footage occupied by its employees (including pro rata allocation of common space) at GAMCO’s offices at One Corporate Center, in Rye, NY.

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

Market for our Stock, Dividends and Stock Repurchase Program

Our shares of Class A Stock are traded on the New York Stock Exchange under the symbol AC.

As of February 1, 2019, there were 132 and 22 holders of record of the Company’s Class A and Class B common stock, respectively. These figures do not include approximately 2,300 beneficial holders of Class A shares held in “street” name at various brokerage firms.

In December 2015, the Board of Directors established a stock repurchase program authorizing the Company to repurchase up to 500,000 shares. On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares. On August 3, 2017 and May 8, 2018, the Board of Directors authorized the repurchase of an additional 1 million and 500,000 shares, respectively. Our stock repurchase program is not subject to an expiration date.

Index
The following table provides information with respect to the shares of our Class A Stock we repurchased during the quarter ended December 31, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/01/18 - 10/31/18	-	$-	-	1,216,695
11/01/18 - 11/30/18	373,581	38.99	-	1,216,695
12/01/18 - 12/31/18	12,482	35.08	12,482	1,204,213
Totals	386,063	$38.86	12,482

In addition to our on-going stock repurchase program, in March and October 2018, the Company completed exchange offers with respect to its Class A shares which resulted in the repurchase of 493,954 and 373,581 Class A shares in exchange for 666,805 and 709,749 shares of GBL valued at approximately $17.7 million and $14.6 million, respectively.

We have adopted the 2015 Stock Award and Incentive Plan (the “Equity Compensation Plan”). A maximum of 2.0 million shares of Class A Stock have been reserved for issuance as approved by the Company's stockholders at the annual meeting of stockholders held on May 3, 2016. The Company withdrew the registration statement covering the issuance of those shares as of December 29, 2017.

During 2018, the Company awarded 172,800 Phantom Restricted Stock Awards (“Phantom RSAs”) under the Equity Compensation Plan. As of December 31, 2018, 170,300 awarded but unvested Phantom RSAs are outstanding.

The number of shares remaining available for future issuance under equity compensation plans is 1,289,100.

ITEM 6:	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In its alternative asset management operations, subsidiaries of the Company serve as general partner or investment manager to investment funds including limited partnerships, offshore companies and separate accounts. The Company primarily manages assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios, earning management and incentive fees from its advisory activities. The institutional research operations offer domain knowledge-driven research and a sales and execution platform for institutional investors, earning fees from its institutional clients via trading commissions or direct payment.

Index
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

Incentive fees generally consist of an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit, as defined in the agreements governing the investment vehicle or account. We recognize such revenue only when the measurement period has been completed or at the time of an investor redemption.

Institutional research services revenues consist of brokerage commissions derived from securities transactions executed on an agency basis or direct payments from institutional clients. Commission revenues vary directly with the perceived value of the research provided, as well as account execution activity and new account generation.

Compensation includes variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff. Variable compensation paid to sales personnel and portfolio management and may represent up to 55% of revenues.

Management fee expense is incentive-based and entirely variable compensation in the amount of 10% of adjusted aggregate pre-tax profits which is paid to the Executive Chairman or his designees for his services as Executive Chairman pursuant to an employment agreement.

Other operating expenses include general and administrative operating costs and clearing charges and fees incurred by our brokerage operations.

Other income and expense includes net gains and losses from investments (which include both realized and unrealized gains and losses from securities and equity in earnings of investments in partnerships), interest and dividend income, and interest expense. Net gains and losses from investments are derived from our proprietary investment portfolio consisting of various public and private investments and from consolidated investment funds.

Net income/(loss) attributable to noncontrolling interests represents the share of net income attributable to third-party limited partners of certain partnerships and offshore funds we consolidate. Please refer to Notes A and E in our consolidated financial statements included elsewhere in this report.

Consolidated Statements of Financial Condition

We ended 2018 with approximately $891 million in cash and investments, net of securities sold, not yet purchased of $10 million. This includes $410 million of cash and cash equivalents; $11 million of short-term U.S. Treasury obligations; $209 million of securities, net of securities sold, not yet purchased, including shares of GAMCO and VALU with market values of $51 million and $9 million, respectively; and $261 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $85 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $866 million or $38.36 per share as of December 31, 2018, compared to $918 million or $38.84 per share as of the prior year-end. These shareholders’ equity per share calculations are a non-GAAP measurement calculated by dividing the total equity by the number of common shares outstanding. The decrease in equity from the end of 2017 was largely attributable to the net loss for the year and repurchases of Company stock from shareholders offset partially by principal payments of the GAMCO Note totaling $50 million.

Index
Our primary goal is to use our liquid resources to opportunistically and strategically grow book value and net income. While this goal is a priority, if opportunities are not present with what we consider a margin of safety, we will consider alternatives to return capital to our shareholders, including stock repurchases and dividends.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,
	2018	2017	% Change

Event Merger Arbitrage	$1,342	$1,384	(3.0)
Event-Driven Value	118	91	29.7
Other	60	66	(9.1)
Total (a)	$1,520	$1,541	(1.4)

(a) Includes $214 million and $235 million of proprietary capital, respectively.

Changes in our AUM during 2018 were as follows (dollars in millions):

	Beginning	Inflows	Outflows	Investment Return	Ending

Event Merger Arbitrage	$1,384	$355	$(401)	$4	$1,342
Event-Driven Value	91	42	(5)	(10)	118
Other	66	-	(3)	(3)	60
Total AUM	$1,541	$397	$(409)	$(9)	$1,520

The majority of our AUM has calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter.

Operating Results for the Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Revenues

Total revenues were $22.8 million for the year ended December 31, 2018, $4.1 million lower than total revenues of $26.9 million for the year ended December 31, 2017. Total revenues by type were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2018	2017	$	%
Investment advisory and incentive fees	$14,409	$14,551	$(142)	(1.0)
Institutional research services	8,284	12,199	(3,915)	(32.1)
Other revenues	86	165	(79)	(47.9)
Total revenues	$22,779	$26,915	$(4,136)	(15.4)

Index
Investment advisory and incentive fees: We earn advisory fees based on our AUM. Investment advisory fees are directly influenced by the amount of average AUM and the fee rates applicable to various accounts.

Advisory fees were $10.2 million for 2018 compared to $9.9 million for 2017, an increase of $0.3 million. This increase is a result of the increase in average AUM over the period.

Incentive fees are directly related to the gains generated for our clients’ accounts. We earn a percentage, usually 20%, of such gains. Incentive fees were $4.2 million in 2018, down $0.5 million from $4.7 million in 2017, due to lower investment performance.

Institutional research services: Institutional research services revenues in 2018 were $8.3 million, a $3.9 million decline from $12.2 million in 2017 primarily resulting from decreased revenue from research services agreements with affiliates and lower brokerage commissions derived from securities transactions executed on an agency basis.

Other revenues: Other revenues were $0.1 million for 2018 compared to $0.2 million for 2017, a decrease of $0.1 million.

Expenses

Compensation: Compensation, which includes variable compensation, salaries, bonuses and benefits, was $25.9 million for the year ended December 31, 2018, a decrease of $4.7 million from $30.6 million for the year ended December 31, 2017. Fixed compensation expense, which includes salaries, bonuses and benefits, decreased to $16.8 million in 2018 from $19.8 million in 2017. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2018, these variable payouts were $9.1 million, down $1.7 million from $10.8 million in 2017.

Stock-based compensation was $0.7 million in 2018, a decrease of $5.2 million from $5.9 million recorded in 2017. The decrease was primarily due to the accelerated vesting of AC and GBL restricted stock that occurred during 2017, partially offset by the expense attributable to Phantom RSAs awarded in 2018.

Management fees: Management fee expense is incentive-based and entirely variable compensation equal to 10% of the aggregate adjusted pre-tax profits, which is paid to the Executive Chairman or his designees pursuant to his employment agreement with AC. In 2018, AC recorded no management fee expense compared to an expense of $0.7 million in 2017.

Other operating expenses: Our other operating expenses were $9.7 million in 2018 compared to $10.1 million in 2017, a decrease of $0.4 million due primarily to a reduction in brokerage clearing charges.

Investment and other non-operating income/(expense), net

Net gain/(loss) from investments: Net gain/(loss) from investments is directly related to the performance of our proprietary capital. For the year ended December 31, 2018, net losses from investments were $65.2 million compared to a net gain of $20.6 million in the prior year primarily due to mark-to-market changes in the value of the GAMCO stock and other investments. The 2017 net gain was also impacted by two items attributable to available for sale (“AFS”) securities: a $19.1 million other than temporary impairment on our investment in GBL and a gain of $11.8 million associated with AFS securities contributed to G.research, our broker-dealer.

Interest and dividend income: Interest and dividend income increased $2.9 million to $13.4 million in 2018 from $10.5 million in 2017 primarily due to the increase in money market rates over the year offset in part by the reduction in interest received on the lower average balance of the GAMCO Note.

Interest expense: Interest expense increased to $0.3 million in 2018 from $0.2 million in 2017.

Index
Income Taxes

In 2018, we recorded an income tax benefit of $11.5 million resulting in an effective tax rate (“ETR”) of 16.7%. In 2017, we recorded an income tax benefit of $2.4 million resulting in a negative ETR of -38.6% (i.e., a tax benefit on positive income). The 2018 ETR is below the standard corporate tax rate of 21% primarily due to the inability of the Company to deduct certain capital losses incurred during the year offset in part by tax benefits from the dividends received deduction. In addition, the Company recorded a valuation allowance of $0.7 million against deferred tax assets attributable to charitable contribution carryovers.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $0.7 million in 2018 compared to a loss of $0.2 million in 2017.

Net Income/(Loss)

Net loss for the year ended December 31, 2018 was $58.1 million compared to net income of $8.8 million for the prior year. The change was driven primarily by mark-to-market losses on our investment portfolio.

Liquidity and Capital Resources

Our principal assets consist of cash and cash equivalents; short-term treasury securities; marketable securities, primarily equities, including 3.0 million shares of GAMCO stock; and interests in affiliated and third-party funds and partnerships. Although Investment Partnerships may be subject to restrictions as to the timing of distributions, the underlying investments of such Investment Partnerships are generally liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Cash flows provided by (used in):
Operating activities	$76,980	$(67,620)
Investing activities	4,736	(18,734)
Financing activities	34,689	65,373
Net increase (decrease) in cash and cash equivalents	116,405	(20,981)
Cash and cash equivalents at beginning of year	293,112	314,093
Increase in cash from consolidation	47	-
Cash and cash equivalents at end of year	$409,564	$293,112

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to its investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At December 31, 2018, we had cash and cash equivalents of $409.6 million and $481.3 million of investments net of securities sold, not yet purchased of $9.6 million. Of these amounts, $13.5 million and $102.7 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operations was $77.0 million in 2018. The net loss adjusted for noncash items, primarily unrealized losses on securities, deferred income taxes and exchange offers, was $9.0 million. This was more than offset, however, by an increase in net receivables/payables of $8.7 million and reductions in investments in securities and net withdrawals from investment partnerships of $77.3 million.

Index
Net cash used in operating activities was $67.6 million for 2017. In 2017, our sources of cash included $8.7 million of net income increased by (a) non-cash stock-based compensation and charitable contributions of $8.5 million and (b) net unrealized losses attributable to available for sale securities of $7.4 million, and reduced by (c) non-cash equity earnings of partnerships and deferred taxes of $10.3 million and $3.2 million, respectively. Net cash uses included $5.1 million of net contributions to partnerships, $26.2 million for increases in trading securities and a net reduction in liabilities of $47.3 million.

Net cash generated from investing activities was $4.7 million in 2018. A short-term note from GBL (“GBL Short-term Note”) with a principal amount of $15 million was repaid during the year. Offsetting this principal repayment was net purchases of securities in the amount of $10.3 million. Net cash used in investing activities in the prior year was $18.7 million representing purchases of the GBL Short-term Note and available for sale securities totaling $19.9 million less $0.3 million in proceeds from sales of available for sale securities and $0.9 million from return of capital from available for sale securities.

Net cash provided by financing activities was $34.7 million for 2018, largely resulting from $50.0 million principal payments on the GAMCO Note partially offset by $7.0 million of treasury stock purchases, dividend payments of $4.7 million, and net redemptions of redeemable noncontrolling interests of $3.6 million. Net cash provided by financing activities was $65.4 million for 2017, largely resulting from $50.0 million principal payments on the GAMCO Note and contributions from redeemable noncontrolling interests of $41.6 million partially offset by $21.2 million of treasury stock purchases and dividend payments of $4.8 million.

G.research is registered with the SEC as a broker-dealer and is regulated by FINRA. As such, G.research is subject to minimum net capital requirements promulgated by the SEC. G.research computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of $250,000. As of December 31, 2018 and 2017, G.research had net capital, as defined, of approximately $9.1 million and $41.8 million, respectively, exceeding the regulatory requirement by approximately $8.8 million and $41.6 million, respectively. Net capital requirements for G.research may increase in accordance with SEC rules and regulations to the extent it engages in other business activities.

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

We believe that the following critical accounting policies require management to exercise significant judgment:

Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees and institutional research services.

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of the balance of each account as well as a percentage of the investment performance of certain accounts. Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. These revenues vary depending upon the level of capital flows, financial market conditions, investment performance and the fee rates applicable to each account.

Index
Incentive allocations or fees are generally recognized at the end of an annual measurement period and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.

G.research, LLC provides institutional research services and earns brokerage commissions and sales manager fees from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies. Commission revenue and related clearing charges are recorded on a trade-date basis and are included in institutional research services and other operating expenses, respectively, on the consolidated statements of income.

G.research has also been involved in syndicated underwriting activities that included public equity and debt offerings managed by major investment banks. Underwriting fees include gains, losses, selling concessions and fees, net of syndicate expenses, arising from securities offerings in which G.research acts as underwriter or agent and are accrued as earned.

Investments in Securities

Investments in securities are accounted for at fair market value as of each balance sheet date.

As a result of recent changes to accounting standards, beginning in 2018, any realized or unrealized gains or losses on equity securities are reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.

Prior to 2018, such investments were classified as either trading securities or available for sale (“AFS”) securities. Management determined the appropriate classification of debt and equity securities at the time of purchase and reevaluated such designations as of each balance sheet date. A substantial portion of such investments were held for resale in anticipation of short-term market movements and, therefore, were classified as trading securities. Any realized or unrealized gains or losses from trading securities were reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income. Any unrealized gains or losses, net of taxes, on AFS securities were reported as a component of other comprehensive income/(loss) on the consolidated statements of comprehensive income/(loss) except for losses deemed to be other than temporary which were recorded as realized losses on the consolidated statements of income.

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

Securities sold, but not yet purchased are recorded on the trade date, and are stated at fair value and represent obligations of AC to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments. Unrealized gains and losses and realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain/(loss) from investments on the consolidated statements of income.

Consolidation

The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to accounting guidance, the Company first evaluates whether it holds a variable interest in an entity. The Company considers all economic interests, including proportionate interests through related parties, to determine if such interests are to be considered a variable interest. For entities where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether each of such entities qualifies as a variable interest entity (“VIE”).

Index
The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. The Company does not consolidate those VIEs in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.

Under the variable interest entity model, the Company consolidates those VIEs where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary if it holds a controlling financial interest in the VIE defined as possessing both (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company alone is not considered to have a controlling financial interest in the VIE but the Company and its related parties under common control have a controlling financial interest in the VIE in the aggregate, the Company will still be deemed to be the primary beneficiary if it is the party within the related party group that is most closely associated with the VIE. If the Company and its related parties not under common control in the aggregate have a controlling financial interest in a VIE, then the Company is deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of the Company.

The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion as required. Investments and redemptions (either by the Company, related parties of the Company or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities ("VOEs") under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means.

Equity Method Investments. Substantially all of AC’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, AC’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by such investees. AC’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as net gain/(loss) from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when paid, and withdrawals and distributions are recorded as reductions of the investments as of their effective date. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

See Note E, Investment Partnerships and Variable Interest Entities in the consolidated financial statements for additional information.

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various affiliated entities. We also have investments in unaffiliated partnerships, offshore funds and other entities (collectively, “unaffiliated entities”). Given that we are not a general partner or investment manager in any unaffiliated entity, we neither earn any management or incentive fees nor have a controlling financial interest in any such entity. We do not consolidate any unaffiliated entity.

Investments in partnerships on the consolidated statements of financial condition include investments in both affiliated and unaffiliated entities.

The Company records noncontrolling interests in consolidated Investment Partnerships for which the Company’s ownership is less than 100%.

Index
Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes the accrual of interest on uncertain tax positions and penalties in the income tax provision on the consolidated statements of income.

Stock-Based Compensation

We use a fair value-based method of accounting for restricted stock awards (“RSAs”) provided to our employees. The estimated fair value of RSAs is determined by using the closing price of the relevant stock on the day prior to the grant date. The value of the RSAs, net of estimated forfeitures, is recognized as expense over the respective vesting period for these awards. The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

In connection with the Spin-off of the Company from GAMCO, any GAMCO employee (including GAMCO employees who became AC employees) who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin was equivalent to the total value pre-spin. In accordance with GAAP, we have allocated the related stock compensation costs of the AC RSAs and the GAMCO RSAs between GAMCO and AC based upon each employee’s individual allocation of their responsibilities between the two companies.

During 2018, the Company’s Board of Directors approved the grant of Phantom Restricted Stock awards (“Phantom RSAs”). The Phantom RSAs will be settled by a cash payment, net of applicable withholding tax, on the vesting dates. In addition, an amount equivalent to the cumulative dividends declared on shares of the Company’s Class A common stock during the vesting period will be paid to participants on vesting.

The Phantom RSAs are accounted for as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will remeasure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur.

The expense attributable to the Phantom RSAs is allocated solely to AC.

Recent Accounting Developments

See Footnote B, Significant Accounting Policies – Recent Accounting Developments, in the consolidated financial statements.

Seasonality and Inflation

We do not believe that our operations are subject to significant seasonal fluctuations. We do not believe inflation will significantly affect our compensation costs, as they are substantially variable in nature. The rate of inflation may affect certain other expenses, however, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing our AUM, revenues or otherwise.

Index
ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Associated Capital Group, Inc.
Rye, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Associated Capital Group, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 8, 2019
We have served as the Company’s auditor since 2015.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
Revenues
Investment advisory and incentive fees	$14,409	$14,551
Institutional research services	8,284	12,199
Other revenues	86	165
Total revenues	22,779	26,915
Expenses
Compensation	26,607	36,523
Management fee	-	713
Other operating expenses	9,652	10,065
Total expenses	36,259	47,301
Operating loss	(13,480)	(20,386)
Other income/(expense)
Net gain/(loss) from investments	(65,203)	20,598
Interest and dividend income	13,384	10,501
Interest expense	(262)	(227)
Shareholder-designated contribution	(3,300)	(4,222)
Total other income/(expense), net	(55,381)	26,650
Income/(loss) before income taxes	(68,861)	6,264
Income tax benefit	(11,478)	(2,420)
Net income/(loss)	(57,383)	8,684
Net income/(loss) attributable to noncontrolling interests	716	(153)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(58,099)	$8,837

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$(2.52)	$0.37
Diluted	$(2.52)	$0.37

Weighted average shares outstanding:
Basic	23,070	23,792
Diluted	23,070	23,925

Actual shares outstanding	22,585	23,639

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2018	2017

Net income/(loss)	$(57,383)	$8,684
Other comprehensive income/(loss), net of tax:
Net unrealized gains on securities available for sale (a)	-	5,395
Comprehensive income/(loss)	(57,383)	14,079
Less: Comprehensive income/(loss) attributable to noncontrolling interests	716	(153)

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(58,099)	$14,232

(a) Net of income tax expense of $2,876 for 2017.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS

Cash and cash equivalents	$409,564	$293,112
Investments in securities (Including GBL stock with a value of $50.9 million and $130.3 million, respectively)	229,960	352,637
Investments in affiliated registered investment companies	142,135	145,914
Investments in partnerships	118,729	145,591
Receivable from brokers	24,629	34,881
Investment advisory fees receivable	4,394	5,739
Receivable from affiliates	1,309	15,866
Deferred tax assets, net	9,422	-
Goodwill	3,519	3,422
Other assets	10,772	9,753
Total assets	$954,433	$1,006,915

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$5,511	$13,281
Income taxes payable and deferred tax liabilities, net	3,577	5,484
Compensation payable	11,388	12,785
Securities sold, not yet purchased	9,574	5,731
Payable to affiliates	515	442
Accrued expenses and other liabilities	7,820	4,815
Total liabilities	38,385	42,538

Redeemable noncontrolling interests	49,800	46,230

Commitments and contingencies (Note L)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,537,768 and 6,404,287 shares issued, respectively; 3,530,752 and 4,451,379 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 19,054,404 and 19,187,885 shares outstanding, respectively	19	19
Additional paid-in capital	1,008,319	1,010,505
Retained earnings/(Accumulated Deficit)	(39,889)	13,800
GAMCO Note	-	(50,000)
Accumulated other comprehensive income	-	6,712
Treasury stock, at cost (3,007,016 and 1,952,908 shares, respectively)	(102,207)	(62,895)
Total Associated Capital Group, Inc. equity	866,248	918,147
Total equity	866,248	918,147
Total liabilities and equity	$954,433	$1,006,915

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings/ (Accumulated Deficit)	Additional Paid-in Capital	GAMCO Note	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2016	$25	$7,327	$1,007,027	$(100,000)	$1,317	$(41,674)	$874,022	$4,230
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	41,598
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(236)
Consolidation of an investment fund	-	-	-	-	-	-	-	791
Net income/(loss)	-	8,837	-	-	-	-	8,837	(153)
Net unrealized gains on securities available for sale, net of income tax ($277)	-	-	-	-	748	-	748	-
Amounts reclassified from accumulated other comprehensive income, net of income tax benefit ($2,599)	-	-	-	-	4,647	-	4,647	-
Stock-based compensation expense			5,879				5,879
Dividends declared ($0.20 per share)	-	(2,364)	(2,401)	-	-	-	(4,765)	-
Proceeds from payment of GAMCO Note	-	-	-	50,000	-	-	50,000	-
Purchase of treasury stock	-	-	-	-	-	(21,221)	(21,221)	-
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(continued) (Dollars in thousands, except per share data)

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings/ (Accumulated Deficit)	Additional Paid-in Capital	GAMCO Note	Accumulated Other Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230
Reclassifications pursuant to adoption of new accounting guidance	-	6,712	-	-	(6,712)	-	-	-
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(3,634)
Consolidation of investment funds	-	-	-	-	-	-	-	6,488
Net income/(loss)	-	(58,099)	-	-	-	-	(58,099)	716
Stock-based compensation expense	-	-	72	-	-	-	72
Dividends declared ($0.20 per share)	-	(2,302)	(2,258)	-	-	-	(4,560)	-
Proceeds from payment of GAMCO Note	-	-	-	50,000	-	-	50,000	-
Exchange offers	-	-	-	-	-	(32,301)	(32,301)	-
Purchase of treasury stock	-	-	-	-	-	(7,011)	(7,011)	-
Balance at December 31, 2018	$25	$(39,889)	$1,008,319	$-	$-	$(102,207)	$866,248	$49,800

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net income/(loss)	$(57,383)	$8,684
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net gains from partnerships	(2,078)	(10,274)
Depreciation and amortization	21	16
Stock based compensation expense	72	5,879
Deferred income taxes	(12,825)	(3,168)
Other-than-temporary loss on available for sale securities	-	19,201
Donated securities	-	2,627
Losses on exchange offers	8,706	-
Unrealized losses on securities	54,397	-
Realized (gains)/losses on sales of securities	37	(167)
Gains on contribution of available for sale securities to subsidiary	-	(11,788)
(Increase)/decrease in assets:
Investments in securities	53,924	(26,231)
Investments in partnerships:
Contributions to partnerships	(8,577)	(26,278)
Distributions from partnerships	31,948	21,151
Receivable from affiliates	(443)	657
Receivable from brokers	13,430	(22,292)
Investment advisory fees receivable	1,345	4,045
Goodwill and intangible assets	(97)	-
Other assets	(757)	(2,417)
Increase/(decrease) in liabilities:
Payable to affiliates	73	(1,013)
Payable to brokers	(7,770)	10,885
Income taxes payable and deferred tax liabilities, net	1,496	(1,203)
Compensation payable	(1,397)	(4,892)
Accrued expenses and other liabilities	2,858	(31,042)
Total adjustments	134,363	(76,304)
Net cash provided by/(used in) operating activities	76,980	(67,620)

Investing activities
Purchases of securities	(12,350)	(4,900)
Proceeds from sales of securities	1,958	271
Return of capital on securities	128	895
Purchase of GBL 1.6% Note (due February 28, 2018)	15,000	(15,000)
Net cash provided by/(used in) investing activities	$4,736	$(18,734)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (Dollars in thousands)

	Year Ended December 31,
	2018	2017
Financing activities
Contributions from redeemable noncontrolling interests	$-	$41,598
Redemptions of redeemable noncontrolling interests	(3,634)	(236)
Dividends paid	(4,666)	(4,768)
Purchase of treasury stock	(7,011)	(21,221)
Proceeds from payment of GAMCO Note	50,000	50,000
Net cash provided by financing activities	34,689	65,373
Net increase/(decrease) in cash and cash equivalents	116,405	(20,981)
Cash, cash equivalents and restricted cash at beginning of period	293,312	314,293
Increase in cash from consolidation	47	-
Cash, cash equivalents and restricted cash at end of period	$409,764	$293,312

Supplemental disclosures of cash flow information:
Cash paid for interest	$261	$227
Cash paid/(received) for taxes	$(140)	$2,077

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	409,564	293,112
Restricted cash included in receivable from brokers	200	200
Cash, cash equivalents and restricted cash	$409,764	$293,312

Non-cash activity:
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

-
In November 2017, a consolidated investment fund completed an issue of ordinary shares which resulted in an increase of approximately $3,344 of net assets and an increase of approximately $3,344 of redeemable noncontrolling interests.

-
In November 2017, AC contributed certain available for sale securities totaling $91,303 to its wholly-owned broker-dealer subsidiary which accounts for these as trading securities. See Note D for detail.

-
On January 1, 2018, AC was deemed to have control over certain investment funds which resulted in their consolidation and an increase of approximately $47 of cash and cash equivalents, $6,441 of net assets and an increase of approximately $6,488 of redeemable noncontrolling interests.

-	During 2018, AC completed two exchange offers with respect to its Class A shares. The Company exchanged 1,376,554 GBL Class A shares valued at $32,301 for 867,535 Class A shares.

See accompanying notes.

Index
A.	Organization

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

The Spin-off and Related Transactions

We are a Delaware corporation that provides alternative investment management, institutional research and underwriting services. In addition, we derive investment income/(loss) from proprietary trading of cash and other assets awaiting deployment in our operating business.

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

We conduct our investment management activities through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory activities. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

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

In connection with the Spin-off, GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250 million used to partially capitalize the Company. During the year ended December 31, 2018, AC received principal repayments totaling $50 million on the GAMCO Note which fully satisfied the outstanding principal balance. The GAMCO Note bore interest at 4% per annum and had an original maturity date of November 30, 2020.

In addition, GCIA acquired 4,393,055 shares of GAMCO Class A common stock for $150 million in connection with the Spin-off.

Consolidated Financial Statements

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

Index
Cash and Cash Equivalents

Cash equivalents primarily consist of an affiliated money market mutual fund which is highly liquid. U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.

Investments in Securities

Investments in securities are accounted for at fair market value as of each balance sheet date.

As a result of recent changes to accounting standards, beginning in 2018, any realized or unrealized gains or losses on equity securities are reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income.

Prior to 2018, such investments were classified as either trading securities or available for sale (“AFS”) securities. Management determined the appropriate classification of debt and equity securities at the time of purchase and reevaluated such designations as of each balance sheet date. A substantial portion of such investments were held for resale in anticipation of short-term market movements and, therefore, were classified as trading securities. Any realized or unrealized gains or losses from trading securities were reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income. Any unrealized gains or losses, net of taxes, on AFS securities were reported as a component of other comprehensive income/(loss) on the consolidated statements of comprehensive income/(loss) except for losses deemed to be other than temporary which were recorded as realized losses on the consolidated statements of income.

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

Securities sold, but not yet purchased are recorded on the trade date, and are stated at fair value and represent obligations of AC to purchase the securities at prevailing market prices. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments. Unrealized gains and losses and realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain/(loss) from investments on the consolidated statements of income.

Fair Value of Financial Instruments

All of the instruments in investments in securities are measured at fair value. The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on fair value measurement. The levels of the fair value hierarchy and their applicability to the Company are described below:

•
Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the reporting date. Level 1 assets include cash equivalents, government obligations, open-end mutual funds, closed-end funds and equities.

•
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active and inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves that are observable at commonly-quoted intervals. Assets included in this category are over-the-counter derivatives that have valuation inputs that can generally be corroborated by observable market data.

Index
•
Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets in this category generally include equities that trade infrequently and direct private equity investments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy in which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The availability of observable inputs can vary from instrument to instrument and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument is new and not yet established in the marketplace, and other characteristics particular to the instrument. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3.

In the absence of a closing price, an average of the bid and ask price is used. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price that market participants are willing to accept for an asset.

Cash equivalents—Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasury securities and valued based on the net asset value of the fund. Other cash equivalents are valued using unadjusted quoted market prices. Accordingly, cash equivalents are categorized in Level 1 of the fair value hierarchy.

Investments in securities—Investments in securities and securities sold not yet purchased are generally valued based on quoted prices from an exchange. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy. Securities categorized as Level 2 investments are valued using other observable inputs. Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because significant inputs to measure fair value are unobservable.

Investments in partnerships—The Company’s investments include investments in both affiliated and unaffiliated entities which the Company accounts for under the equity or fair value methods of accounting. Based upon relevant guidance, investments in partnerships measured using NAV as a practical expedient or equity method investees are not classified in the fair value hierarchy.

Receivables from Affiliates and Payables to Affiliates

Receivables from affiliates consist primarily of sub-advisory fees due from Gabelli Funds, LLC. Payables to affiliates primarily consist of expenses paid by affiliates on behalf of the Company pursuant to a transitional services agreement with GAMCO entered into in connection with the Spin-off.

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts related to purchases and sales of securities as well as cash amounts held in anticipation of investment.

Consolidation

The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to applicable guidance, the Company first evaluates whether it holds a variable interest in an entity. The Company considers all economic interests including proportionate interests through related parties, to determine if such interests are considered a variable interest. Fees paid to the Company that are customary and commensurate with the level of services provided from entities in which the Company does not hold other economic interests in the entity are not considered as a variable interest.

Index
For any entity where the Company has determined that it holds a variable interest, the Company performs an assessment to determine whether it qualifies as a variable interest entity (“VIE”). The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. The Company does not consolidate those VIEs in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.

Under the variable interest entity model, the Company consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When the Company alone is not considered to have a controlling financial interest in the VIE but the Company and its related parties under common control in the aggregate have a controlling financial interest in the VIE, the Company will be deemed the primary beneficiary if it is the party that is most closely associated with the VIE. When the Company and its related parties not under common control in the aggregate have a controlling financial interest in the VIE, the Company would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of the Company.

The Company determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion as required. Investments and redemptions (either by the Company, related parties or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary.

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities ("VOEs") under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest or other means.

Equity Method Investments. Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as net gain/(loss) from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when paid, and withdrawals and distributions are recorded as reductions of the investments when received. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

See Note E, Investments in Partnerships and Variable Interest Entities, for more information.

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various affiliated entities. We also have investments in unaffiliated partnerships, offshore funds and other entities (collectively, “unaffiliated entities”). Given that we are not a general partner or investment manager in any unaffiliated entity, we neither earn any management or incentive fees nor have a controlling financial interest in such entity. We do not consolidate any unaffiliated entity.

The balance sheet caption investments in partnerships includes investments in both affiliated and unaffiliated entities.

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%. Refer to Noncontrolling Interests below for additional information.

Index
Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes such derivatives in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies or equity prices related to its proprietary investments. Except for a foreign exchange contract entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the consolidated statements of income and included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. See Note D, Investments in Securities, for additional information.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees and institutional research services.

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of the balance of each account as well as a percentage of the investment performance of certain accounts. Management fees from investment partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. These revenues vary depending upon the level of capital flows, financial market conditions, investment performance and the fee rates applicable to each account.

Incentive allocations or fees are generally recognized at the end of an annual measurement period and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.

G.research, LLC provides institutional research services and earns brokerage commissions and sales manager fees from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies. Commission revenue and related clearing charges are recorded on a trade-date basis and are included in institutional research services and other operating expenses, respectively, on the consolidated statements of income.

It has also been involved in syndicated underwriting activities that included public equity and debt offerings managed by major investment banks. Underwriting fees include gains, losses, selling concessions and fees, net of syndicate expenses, arising from securities offerings in which G.research acts as underwriter or agent and are accrued as earned.

See Note C, Revenue, for additional information.

Depreciation

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives of four to seven years. As of December 31, 2018 and 2017, fixed assets with a net book value of $84,000 and $39,000, respectively, are included in other assets on the consolidated statements of financial condition.

Allocated Expenses

The Company is charged or incurs certain overhead expenses that are paid by, or paid on our behalf by, other affiliates and are included in other operating expenses on the consolidated statements of income. These overhead expenses primarily relate to centralized functions including finance and accounting, legal, compliance, treasury, tax, internal audit, information technology, human resources and risk management. These overhead expenses are allocated to the Company by other affiliates or allocated by the Company to other affiliates as the expenses are incurred, based upon direct usage when identifiable, or by revenue, headcount, space or other allocation methodologies periodically reviewed by the management of the Company and the affiliates.

Index
In addition, GCIA and GAMCO serve as paymasters under compensation payment sharing agreements. The compensation expense and related payroll taxes and benefits of certain dual employees that provide services to both AC and affiliates that are paid for by GCIA or GAMCO are allocated between the companies based upon the relative time each employee devotes to each affiliate. These allocated compensation expenses are included in compensation on the consolidated statements of income.

All of the allocations and estimates in the financial statements are based on assumptions that management of AC believes are reasonable. However, these allocations may not be indicative of the actual expenses we would have incurred or may incur in the future.

Management Fee

Management fee expense in the amount of 10% of the aggregate pre-tax profits, before consideration of this fee and before consideration of the income attributable to consolidated funds and partnerships, is paid to the Executive Chairman or his designees in accordance with his employment agreement.

Stock-Based Compensation

We use a fair value-based method of accounting for restricted stock awards (“RSAs”) provided to our employees. The estimated fair value of RSAs is determined by using the closing price of the relevant stock on the day prior to the grant date. The value of the RSAs, net of estimated forfeitures, is recognized as expense over the respective vesting period for these awards. The forfeiture rate is determined by reviewing historical forfeiture rates for previous stock-based compensation grants and is reviewed and updated quarterly, if necessary. During the vesting period, dividends to RSA holders are held for them until the RSA vesting dates and are forfeited if the grantee is no longer employed by the Company on the vesting dates. Dividends declared on these RSAs, less estimated forfeitures, are charged to retained earnings on the declaration date.

In connection with the spin-off of the Company from GAMCO, any GAMCO employee (including GAMCO employees who became AC employees) who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin was equivalent to the total value pre-spin. In accordance with GAAP, we have allocated the related stock compensation costs of the AC RSAs and the GAMCO RSAs between GAMCO and AC based upon each employee’s individual allocation of their responsibilities between the two companies.

During 2018, the Company’s Board of Directors approved the grant of Phantom Restricted Stock awards (“Phantom RSAs”). The Phantom RSAs will be settled by a cash payment, net of applicable withholding tax, on the vesting dates. In addition, an amount equivalent to the cumulative dividends declared on shares of the Company’s Class A common stock during the vesting period will be paid to participants on vesting.

The Phantom RSAs are accounted for as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will remeasure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur.

The expense attributable to the Phantom RSAs is allocated solely to AC.

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the sum of the fair value assigned to assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually on November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill as of  November 30, 2018 and 2017, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required. As such, no impairment was recorded during 2018 or 2017.

Index
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

The Company records uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) Topic 740. The Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. For those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income. Accrued interest and penalties on uncertain tax positions are included within accrued expenses and other liabilities on the consolidated statements of financial condition.

Noncontrolling Interests

Noncontrolling interests in investment partnerships that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of the consolidated statements of financial condition between liabilities and equity.

For the years ended December 31, 2018 and 2017, net income/(loss) attributable to noncontrolling interests on the consolidated statements of income represents the share of net income/(loss) attributable to third-party investors in consolidated funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivable from brokers. The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government. Receivables from brokers and financial institutions can exceed the federally insured limit. The concentration of credit risk with respect to advisory fees and incentive fees/allocation, which are included in investment advisory fees receivable and receivables from affiliates on the consolidated statements of financial condition, is generally limited due to the short payment terms extended to clients by the Company. All investments in securities are held at third party brokers or custodians.

Business Segment

The Company operates in one business segment. The Company’s chief operating decision maker reviews the Company’s financial performance at an aggregate level.

Index
Recent Accounting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance of the ASC. The core principle of ASU 2014-09 requires companies to recognize revenue from the transfer of goods or services to customers in amounts that reflect the consideration the company expects to receive in exchange for those goods or services. The new standard also requires expanded disclosures about revenue recognition. The Company has adopted this ASU effective January 1, 2018 with no material impact on its consolidated financial statements other than expanded disclosure.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. In addition, available for sale (“AFS”) classification for equity securities with readily determinable fair values will no longer be available. As a result, changes in the fair value of such securities will be reported in net income rather than other comprehensive income. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The Company has adopted this ASU effective January 1, 2018 with no material impact on its consolidated financial statements other than the reclassification of approximately $8.2 million representing the cumulative unrealized gain on equity AFS securities net of tax from accumulated other comprehensive income to retained earnings.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the guidance in GAAP for the accounting for leases. ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the consolidated statement of financial position. The Company adopted this ASU effective January 1, 2019 with no material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the consolidated statements of cash flows. The Company adopted this ASU effective January 1, 2018 with no material impact on its consolidated financial statements.

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

On May 10, 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company has adopted this ASU effective January 1, 2018 with no material impact on its consolidated financial statements.

On December 22, 2017, the SEC issued SAB 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, to address the application of ASC 740, Income Taxes, in the reporting period that includes December 22, 2017, the date legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. In general, the SAB provides that a company should reflect the income tax impacts of the TCJA in the period in which the accounting under ASC 740 is complete. If a company is unable to complete the required accounting as a result of incomplete information, preparation or analysis, however, it may record a reasonable estimate as a provisional amount. Additional provisions deal with situations in which no reasonable estimate can be determined. Changes to estimates determined during a measurement period up to one year from the date of enactment will be reflected as an adjustment to tax expense or benefit in the reporting period the amounts are determined. The SAB also provides requirements concerning financial statement disclosures about the material financial reporting impacts of the TCJA. With the exception of the book/tax differences related to the Company’s investments in funds that are partnerships and/or passive foreign investment companies, the Company completed its analysis and made a reasonable estimate of the tax impact as part of the prior year’s tax provision. The Company completed its analysis of all remaining deferred tax items following the filing of the Company’s 2017 consolidated income tax return and reflected an immaterial amount of the related income tax impact from these items in its fourth quarter 2018 income tax provision.

Index
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, dealing with the accounting for the tax effects of components of other comprehensive income (“OCI”) as a result of the reduction of the U.S. federal corporate income tax rate under the TCJA. We adopted this ASU as of January 1, 2018 and reflected an increase to OCI and a decrease to retained earnings of approximately $1.5 million in the first quarter of 2018.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds certain disclosure requirements and modifies or eliminates requirements under current GAAP. This ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company has early adopted the eliminated and modified disclosure requirements and is currently evaluating this guidance as it relates to the new disclosure requirements.

C.	Revenue

The Company’s revenue is accounted for as contracts with customers, and the timing of revenue recognition is based on the Company’s analysis of the provisions of each respective contract. Depending upon the specific terms, revenue may be recognized over time or at a point in time. Modifications to contracts may affect the timing of the satisfaction of performance obligations, the determination of the transaction price, and the allocation of the price to performance obligations, any of which may impact the timing of the recognition of the related revenue.

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

b.
Performance-based advisory fees – Certain client contracts call for additional fees and or allocations of income tied to a certain percentage, generally 20%, of the investment performance of the account over a measurement period, typically the calendar year. In addition, the contracts provide that performance-based fees or allocations become fixed in the event of an investor redemption prior to the end of the measurement period. In the event that an account suffers a loss in one period, it must be recovered before incentive fees are earned by the Company; this is commonly referred to as a “high water mark” provision. While the Company’s performance obligation is satisfied over time, the Company does not recognize performance-based fees until the end of the measurement period or the time of the investor redemption when the uncertainty surrounding the amount of the variable consideration is resolved.

c.
Sub-advisory fees – Pursuant to agreements with other investment advisors, the Company receives a percentage of advisory fees received by such advisors from certain of their investment fund clients. These fees may be either asset- or performance-based. In addition, they may be subject to reduction by certain expenses as set forth in the respective agreements. Sub-advisory fee revenue which is asset-based is recognized ratably as the services are performed over the relevant contractual performance period. Sub-advisory fee revenue which is performance-based is recognized only when it becomes fixed and not subject to adjustment.

Index
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

Our advisory fee revenues are influenced by both the amount of AUM and the investment performance of our products. An overall decline in the prices of securities may cause our advisory fees to decline by either causing the value of our AUM to decrease or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk. Similarly, success in the investment management business is dependent on investment performance as well as distribution and client servicing. Good performance can stimulate sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher asset-based management fees. Conversely, poor performance, both in absolute terms and/or relative to peers and industry benchmarks, tends to result in decreased sales, increased withdrawals and redemptions and in the loss of clients, with corresponding decreases in revenues to us.

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

a.
Hard dollar payments – The Company receives direct payments for research services provided to related and unrelated parties. The Company may or may not have contracts for such services. Where a contract for such services is in place, the contractual fee for the period is recognized ratably over the contract period, typically a calendar year, which is considered the period over which the Company satisfies its performance obligation. Payments for contracts with affiliated parties are collected monthly. For other payments where no research contract exists, revenue is not recognized until agreement is reached with the client that the Company has satisfied its performance obligation. At that time, a value is assigned to those services and an invoice is presented to the client for payment.

b.
Commissions – Commissions are charged on the execution of securities transactions made on behalf of client accounts on an agency basis and are based on a rate schedule. The Company meets its performance obligations and recognizes commission revenue when the related securities transactions are executed and the security is transferred to or from the customer. Commissions earned are typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

c.
Selling concessions – The Company participates as a member of the selling group of underwritten equity offerings and receives compensation based on the difference between what its clients pay for the securities sold to its institutional clients and what the issuer receives. The terms of the selling concessions are set forth in contracts between the Company and the underwriter. The Company meets its performance obligations and recognizes selling commissions upon the sale of the related securities to its clients.

d.
Sales manager fees – The Company participates as sales manager of at-the-market offerings of certain affiliated closed-end funds and receives a tiered percentage of proceeds as stipulated in agreements between the Company, the funds and the funds’ investment adviser and as approved by the funds’ board of directors. The Company meets its performance obligations and recognizes sales manager fees upon sale of the related closed-end funds. Sales manager fees earned are typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

Index
Institutional research revenues are impacted by the perceived value of the research product provided to clients, the volume of securities transactions and the acquisition or loss of new client relationships.

Other. Other revenues include (a) underwriting fees representing gains, losses, and fees, net of syndicate expenses, arising from public equity and debt offerings in which G.research acts as underwriter or agent and are accrued as earned, and (b) other miscellaneous revenues.

Total revenues by type were as follows for the year ended December 31, 2018 (in thousands):

Investment advisory and incentive fees
Asset-based advisory fees	$7,384
Performance-based advisory fees	3,115
Sub-advisory fees	3,910
14,409

Institutional research services
Hard dollar payments	2,835
Commissions	5,349
Selling concessions	84
Sales manager fees	16
8,284

Other
Underwriting fees	19
Miscellaneous	67
86

Total	$22,779

D.	Investments in Securities

Investments in securities at December 31, 2018 and 2017 consisted of the following (in thousands):

	2018		2017
	Cost	Fair Value	Cost	Fair Value
Securities:
Government obligations	$11,694	$11,707	$53,681	$53,804
Common stocks	244,557	213,151	209,686	228,557
Mutual funds	761	1,161	1,959	3,157
Other investments	5,285	3,941	825	1,824
	262,297	229,960	266,151	287,342

Available for sale securities:
Common stocks	-	-	65,331	65,024
Mutual funds	-	-	103	271
	-	-	65,434	65,295

Total investments in securities	$262,297	$229,960	$331,585	$352,637

Index
Securities sold, not yet purchased at December 31, 2018 and 2017 consisted of the following (in thousands):

	2018		2017
	Proceeds	Fair Value	Proceeds	Fair Value
Equity securities:
Common stocks	$10,150	$9,485	$4,862	$5,396
Other investments	-	89	1	335
Total securities sold, not yet purchased	$10,150	$9,574	$4,863	$5,731

Investments in affiliated registered investment companies at December 31, 2018 and 2017 consisted of the following (in thousands):

	2018		2017
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$73,950	$85,090	$26,231	$26,929
Mutual funds	49,714	57,045	41,950	48,328
	123,664	142,135	68,181	75,257

Available for sale securities:
Closed-end funds	-	-	53,782	66,218
Mutual funds	-	-	3,420	4,439
	-	-	57,202	70,657

Total investments in affiliated registered investment companies	$123,664	$142,135	$125,383	$145,914

The following table identifies all reclassifications between accumulated other comprehensive income (“AOCI”) and net income/(loss) for the years ended December 31, 2018 and 2017 (in thousands):

Year ended December 31,
2018	2017	Affected Line Item	Reason for Reclassification

$-	$167	Net gain (loss) from investments	Realized gains on sale of AFS securities
-	11,788	Net gain (loss) from investments	Gains on transfer of AFS securities to affiliated broker-dealer
-	(19,201)	Net gain (loss) from investments	Other than temporary impairment of AFS securities
-	(7,246)	Income (loss) before income taxes
-	2,599	Income tax benefit
$-	$(4,647)	Net income (loss)

For the year ended December 31, 2017, AC recognized a $19.1 million OTT impairment on the GBL shares that were held as AFS securities due to the magnitude and persistence of the unrealized loss. In November 2017, AC made a non-cash contribution of certain AFS securities totaling $91.3 million to G.research which was required to account for these as trading securities under specialized industry accounting. This transaction resulted in the recognition of a gain of $11.8 million and income tax expense of $4.2 million in net income due to the reclassification of unrealized gains net of taxes from AOCI upon the completion of this transfer.

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company and/or consolidated funds will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments. At December 31, 2018 and December 31, 2017 we held derivative contracts on 1.0 million and 1.7 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition. We had one foreign exchange contract outstanding at December 31, 2018, but none at December 31, 2017. Except for the foreign exchange contract entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the consolidated statements of income and included in investments in securities, securities sold, not yet purchased, or receivable from or payable to brokers on the consolidated statements of financial condition.

Index
The following tables identify the fair values and gains and losses of all derivatives and foreign currency positions held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of	Fair Value		Statement of	Fair Value
	Financial Condition Location	December 31, 2018	December 31, 2017	Financial Condition Location	December 31, 2018	December 31, 2017

Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	Receivable from brokers	$204	$-	Payable to brokers	$-	$-

Derivatives not designated as hedging instruments under FASB ASC 815-20

Equity contracts	Investments in securities	$464	$229	Securities sold, not yet purchased	$89	$335

Total		$668	$229		$89	$335

		Year ended December 31,
Type of Derivative	Income Statement Location	2018	2017

Foreign exchange contracts	Net gain/(loss) from investments	$204	$-
Equity contracts	Net gain/(loss) from investments	4,774	(98)

Total		$4,978	$(98)

The Company is a party to enforceable master netting arrangements for swaps entered into with major U.S. financial institutions as part of its investment strategy. They are typically not used as hedging instruments. These swaps, while settled on a net basis with the counterparties, are shown gross in assets and liabilities on the consolidated statements of financial condition. The swaps have a firm contract end date and are closed out and settled when each contract expires.

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
December 31, 2018	$416	$-	$416	$(89)	$-	$327
December 31, 2017	$229	$-	$229	$(229)	$-	$-

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
December 31, 2018	$89	$-	$89	$(89)	$-	$-
December 31, 2017	$334	$-	$334	$(229)	$-	$105

Index
The following is a summary of the cost, gross unrealized gains, gross unrealized losses and fair value of AFS securities as of December 31, 2017 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stocks	$65,331	$-	$(307)	$65,024
Closed-end Funds	53,782	12,436	-	66,218
Mutual funds	3,523	1,187	-	4,710
Total	$122,636	$13,623	$(307)	$135,952

Changes in net unrealized gains, net of taxes, for AFS securities for the year ended December 31, 2017 of $5.4 million have been included in other comprehensive income, a component of equity, at December 31, 2017. Return of capital on AFS securities was $0.9 million for the year ended December 31, 2017. For the year ended December 31, 2017, proceeds from the sales of AFS investments were approximately $0.3 million.

The Company has an established accounting policy and methodology to determine an other-than-temporary (“OTT”) impairment. Under this policy, AFS securities are evaluated for OTT impairments and any impairment charges are recorded in net gain/(loss) from investments on the consolidated statements of income. Management reviews all AFS securities whose cost exceeds their market value to determine if the impairment is OTT. Management uses qualitative factors such as the diversification of the investment, the amount of time that the investment has been impaired, the intent to sell or hold the security, and the severity of the decline in determining whether the impairment is OTT.As discussed in Note A, equity securities with readily determinable fair values are no longer considered AFS securities after December 31, 2017.

Investments classified as AFS that were in an unrealized loss position for which OTT impairment had not been recognized as of December 31, 2017 consisted of the following (in thousands):

	Cost	Unrealized Losses	Fair Value
Common Stocks	$65,331	$(307)	$65,024
Total	$65,331	$(307)	$65,024

The Company determines the cost of a security sold by using specific identification.

E.	Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities in which the Company had investments totaling $100.1 million and $124.5 million at December 31, 2018 and 2017, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $18.6 million and $21.1 million at December 31, 2018 and 2017, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

The value of entities where consolidation is not deemed appropriate is included in investments in partnerships on consolidated statements of financial condition. This caption includes investments in Affiliated Entities and Unaffiliated Entities which the Company accounts for under the equity method of accounting. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the consolidated statements of income.

Index
The following table highlights the number of entities that we consolidate as well as the basis under which they are consolidated:

	VIEs	VOEs
Entities consolidated at December 31, 2016	1	1
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at December 31, 2017	1	3
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at December 31, 2018	1	5

The following table reflects the net impact of the consolidated entities on the consolidated statements of financial condition (in thousands):

	December 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$396,074	$13,490	$409,564
Investments in securities (including GBL stock)	131,764	98,196	229,960
Investments in affiliated investment companies	193,006	(50,871)	142,135
Investments in partnerships	138,119	(19,390)	118,729
Receivable from brokers	7,998	16,631	24,629
Investment advisory fees receivable	4,427	(33)	4,394
Other assets	24,551	471	25,022
Total assets	$895,939	$58,494	$954,433
Liabilities and equity
Securities sold, not yet purchased	$4,631	$4,943	$9,574
Accrued expenses and other liabilities	25,060	3,751	28,811
Redeemable noncontrolling interests	-	49,800	49,800
Total equity	866,248	-	866,248
Total liabilities and equity	$895,939	$58,494	$954,433

	December 31, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$287,963	$5,149	$293,112
Investments in securities (including GBL stock)	255,252	97,385	352,637
Investments in affiliated investment companies	198,469	(52,555)	145,914
Investments in partnerships	160,456	(14,865)	145,591
Receivable from brokers	11,722	23,159	34,881
Investment advisory fees receivable	5,749	(10)	5,739
Other assets	28,865	176	29,041
Total assets	$948,476	$58,439	$1,006,915
Liabilities and equity
Securities sold, not yet purchased	$5,405	$326	$5,731
Accrued expenses and other liabilities	24,924	11,883	36,807
Redeemable noncontrolling interests	-	46,230	46,230
Total equity	918,147	-	918,147
Total liabilities and equity	$948,476	$58,439	$1,006,915

Index
The following table reflects the net impact of the consolidated entities on the consolidated statements of income (in thousands):

	Year Ended December 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$22,855	$(76)	$22,779
Total expenses	34,413	1,846	36,259
Operating loss	(11,558)	(1,922)	(13,480)
Total other income/(expense), net	(58,019)	2,638	(55,381)
Income/(loss) before income taxes	(69,577)	716	(68,861)
Income tax benefit	(11,478)	-	(11,478)
Net income/(loss) before NCI	(58,099)	716	(57,383)
Net income attributable to noncontrolling interests	-	716	716
Net loss	$(58,099)	$-	$(58,099)

	Year Ended December 31, 2017
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$26,962	$(47)	$26,915
Total expenses	45,595	1,706	47,301
Operating loss	(18,633)	(1,753)	(20,386)
Total other income, net	25,050	1,600	26,650
Income/(loss) before income taxes	6,417	(153)	6,264
Income tax benefit	(2,420)	-	(2,420)
Net income/(loss) before NCI	8,837	(153)	8,684
Net loss attributable to noncontrolling interests	-	(153)	(153)
Net income	$8,837	$-	$8,837

Variable Interest Entities

With respect to each consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of any consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to VIEs that are consolidated and included on the consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$2,560	$120
Investments in securities	7,253	8,757
Receivable from broker	553	1,657
Other assets	(11)	(19)
Accrued expenses and other liabilities	(31)	(29)
Redeemable noncontrolling interests	(419)	(284)
AC's net interests in consolidated VIE	$9,905	$10,202

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

Index
The summarized financial information of the Company’s equity method investments as of and for the years ended December 31, 2018 and 2017 are as follows (in millions):

	December 31, 2018	December 31, 2017

Total assets	$1,549	$1,600
Total liabilities	260	322
Total equity	1,289	1,278

	For the year
	2018	2017
Net income/(loss)	(12)	112

F.	Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Investments in certain entities that calculate net asset value per share and other investments that are not held at fair value are provided as separate items to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total amounts presented in the consolidated statements of financial condition.

The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (in thousands):

	December 31, 2018
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Using NAV as Fair Value (a)	Other Assets Not Held at Fair Value (b)	Total
Cash equivalents	$407,239	$-	$-	$-	$-	$407,239
Investments in partnerships	-	-	-	114,449	4,280	118,729
Investments in securities (including GBL stock):
Gov't obligations	11,707	-	-	-	-	11,707
Common stocks	205,978	7,161	12	-	-	213,151
Mutual funds	1,161	-	-	-	-	1,161
Other	19	464	3,458	-	-	3,941
Total investments in securities	218,865	7,625	3,470	-	-	229,960
Investments in affiliated registered investment companies:
Closed-end funds	85,090	-	-	-	-	85,090
Mutual funds	57,045	-	-	-	-	57,045
Total investments in affiliated registered investment companies	142,135	-	-	-	-	142,135
Total investments	361,000	7,625	3,470	114,449	4,280	490,824
Total assets at fair value	$768,239	$7,625	$3,470	$114,449	$4,280	$898,063
Liabilities
Common stocks	$9,485	$-	$-	$-	$-	$9,485
Other	-	89	-	-	-	89
Securities sold, not yet purchased	$9,485	$89	$-	$-	$-	$9,574

Index
	December 31, 2017
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Using NAV as Fair Value (a)	Other Assets Not Held at Fair Value (b)	Total
Cash equivalents	$290,043	$-	$-	$-	$-	$290,043
Investments in partnerships	-	-	-	140,617	4,974	145,591
Investments in securities (including GBL stock):
AFS - Common stocks	65,024	-	-	-	-	65,024
AFS - Mutual funds	271	-	-	-	-	271
Trading - Gov't obligations	53,804	-	-	-	-	53,804
Trading - Common stocks	227,938	1	618	-	-	228,557
Trading - Mutual funds	3,157	-	-	-	-	3,157
Trading - Other	426	229	1,169	-	-	1,824
Total investments in securities	350,620	230	1,787	-	-	352,637
Investments in affiliated registered investment companies:
AFS - Closed-end funds	66,218	-	-	-	-	66,218
AFS - Mutual funds	4,439	-	-	-	-	4,439
Trading - Closed-end funds	26,929	-	-	-	-	26,929
Trading - Mutual funds	48,328	-	-	-	-	48,328
Total investments in affiliated registered investment companies	145,914	-	-	-	-	145,914
Total investments	496,534	230	1,787	140,617	4,974	644,142
Total assets at fair value	$786,577	$230	$1,787	$140,617	$4,974	$934,185
Liabilities
Trading - Common stocks	$5,396	$-	$-	$-	$-	$5,396
Trading - Other	-	335	-	-	-	335
Securities sold, not yet purchased	$5,396	$335	$-	$-	$-	$5,731

(a)
Amounts include certain equity method investments in Investment Partnerships which qualify for investment company specialized accounting. These Investment Partnerships account for their financial assets and liabilities using fair value measures and, therefore, the Company’s investment approximates fair value. At December 31, 2018 and December 31, 2017, investments in these Investment Partnerships were $105,020 and $131,175, respectively. In addition, certain investments in Investment Partnerships were held by a consolidated entity. At December 31, 2018 and December 31, 2017, these amounts were $9,429 and $9,442, respectively. None of these investments have been classified in the fair value hierarchy.

(b)
Amounts include certain equity method investments which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

Investments using NAV as fair value shown in the above tables include investments in Affiliated and Unaffiliated Entities. Capital may generally be redeemed from Affiliated Entities on a monthly basis upon adequate notice as determined in the sole discretion of each entity’s investment manager. Capital invested in Unaffiliated Entities may generally be redeemed at various intervals ranging from monthly to annually upon notice of 30 to 95 days. Certain Unaffiliated Entities may require a minimum investment period before capital can be voluntarily redeemed (a “Lockup Period”). No investment in an Unaffiliated Entity has an unexpired Lockup Period. The Company has no outstanding capital commitments to any Affiliated or Unaffiliated Entity.

Index
The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year ended December 31, 2018			Year ended December 31, 2017
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$618	$1,169	$1,787	$461	$283	$744
Consolidated funds	-	984	984	-	-	-
Total gains/(losses)	(1)	(3,489)	(3,490)	193	869	1,062
Purchases	-	4,773	4,773	-	167	167
Sales	-	(32)	(32)	-	(150)	(150)
Transfers	(605)	53	(552)	(36)	-	(36)
Ending balance	$12	$3,458	$3,470	$618	$1,169	$1,787
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to Level 3 assets still held as of the reporting date	$(1)	$(3,504)	$(3,505)	$184	$827	$1,011

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the consolidated statements of income.

During the years ended December 31, 2018 and 2017, the Company transferred investments with a value of approximately $605,000 and $36,000, respectively, from Level 3 to Level 1. The reclassifications were due to increased availability of market price quotations. During the year ended December 31, 2018, the Company transferred investments with a value of approximately $53,000 from Level 1 to Level 3 due to the unavailability of observable inputs.

G.	Income Taxes

The provision for income taxes for the years ended December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Federal:
Current	$1,223	$781
Deferred	(11,631)	(3,137)
State and local:
Current	124	(33)
Deferred	(1,194)	(31)
Total	$(11,478)	$(2,420)

Index
A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2018 and 2017 is set forth below:

	2018	2017
Statutory Federal income tax rate	21.0%	34.0%
State income tax, net of Federal benefit	1.3	(1.3)
Dividends received deduction	0.4	(8.0)
Donation of appreciated securities	-	(21.5)
Deferred tax asset valuation allowance	(1.0)	-
Nondeductible capital losses	(4.5)	-
Revaluation of net deferred tax liabilities due to tax reform	-	(26.5)
Accelerated vesting of restricted stock awards	-	(14.5)
Noncontrolling interests	-	(0.9)
Other	(0.5)	0.1
Effective income tax rate	16.7%	(38.6%)

The TCJA, which was enacted in December 2017, reduced the federal corporate income tax rate from a maximum of 35% to 21% beginning in 2018. As a result, the Company revalued its deferred tax assets and liabilities in December 2017. The income tax provision for the year ended December 31, 2017 reflects a benefit of $1.7 million due to this revaluation. The Company has completed its analysis of the impact of the enactment of the TCJA in 2018 with no material impact on the income tax provision.

Significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Stock-based compensation expense	$139	$19
Investments in securities and partnerships	5,100	-
Deferred compensation	2,392	987
Shareholder-designated contribution carryover (a)	1,898	1,765
Other	90	3
	9,619	2,774
Deferred tax liabilities:
Investments in securities and partnerships	-	(6,165)
Other liabilities	(197)	(12)
	(197)	(6,177)
Net deferred tax assets/(liabilities)	$9,422	$(3,403)

(a)	Net of valuation allowance of $719.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows (in thousands):

Balance at January 1, 2017	$100
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(89)
Settlements	-
Balance at December 31, 2017	$11
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(5)
Settlements	-
Balance at December 31, 2018	$6

Index
The Company records penalties and interest related to tax uncertainties in income taxes. As of December 31, 2018 and 2017, the Company had gross unrecognized tax benefits of $5,688 and $10,923, respectively, of which $4,494 and $8,629, respectively, if recognized, would impact the Company’s effective tax rate. The Company has accrued liabilities of $3,071 and $6,241 as of December 31, 2018 and 2017, respectively, for interest and penalties. These amounts are included in accrued expenses and other liabilities on the consolidated statements of financial condition.

The Company is currently under audit by the Internal Revenue Service with respect to its 2016 tax year. The Company is generally subject to federal and state audits for tax years after 2014.

H.	Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of restricted stock awards.

The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	For the Years Ending December 31,
	2018	2017
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(58,099)	$8,837
Weighted average shares outstanding	23,070	23,792
Basic net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share	$(2.52)	$0.37

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(58,099)	$8,837

Weighted average share outstanding	23,070	23,792
Dilutive restricted stock awards	-	133
Total	23,070	23,925
Diluted net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share	$(2.52)	$0.37

I.	Related Party Transactions

The following is a summary of certain related party transactions.

GGCP, Inc., a private company controlled by the Executive Chairman, indirectly owns a majority of our Class B stock, representing approximately 95% of the combined voting power and 82% of the outstanding shares of our common stock at December 31, 2018.

Loans with GAMCO

AC received principal repayments on the GAMCO Note totaling $50 million in each of the years ended December 31, 2018 and 2017. The GAMCO Note was fully paid in 2018. Interest income of $0.8 million and $3.0 million paid on the GAMCO Note is included in interest and dividend income on the consolidated statements of income for the years ended December 31, 2018 and 2017, respectively. See Note A, Organization.

On December 26, 2017, GAMCO issued a promissory note to the Company for $15 million. The note principal and related interest of $40,000 were paid on February 28, 2018.

Index
Investments in Securities

At December 31, 2018 and 2017, approximately $45 million and $44 million, respectively, of our proprietary investment accounts, which are included in investments in securities on the consolidated statements of financial condition, were managed by analysts or portfolio managers other than the Executive Chairman. The individuals managing these accounts receive 20% of the net profits, if any, earned on the accounts. In August 2006, a son of the Executive Chairman was given responsibility for managing one such proprietary investment account. The balance in the account at December 31, 2018 and 2017 was $18.2 million and $18.0 million, respectively, of which $0.1 million and $3.5 million, respectively, is owed to the portfolio manager representing earnings that have been re-invested in the account. For 2018 and 2017, the performance of this account resulted in compensation of approximately $0.0 million and $0.5 million, respectively, for managing this account.

At December 31, 2018 and 2017, the value of the Company’s investment in GAMCO common stock was $50.9 million and $130.3 million, respectively. The Company recorded dividend income of $0.3 million and $0.4 million in 2018 and 2017 from GAMCO which is included in interest and dividend income on the consolidated statements of income.

At December 31, 2018 and 2017, the Company invested $398.3 million and $238.1 million, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the consolidated statements of financial condition.

Investments in affiliated equity mutual funds advised by Gabelli Funds, LLC, a wholly-owned subsidiary of GAMCO, and Teton Advisors, Inc., an investment advisor controlled by GGCP Holdings, LLC, the majority stockholder of AC, at December 31, 2018 and 2017 totaled $142.4 million and $146.2 million, respectively, and are included in either investments in securities or investments in affiliated registered investment companies on the consolidated statements of financial condition.

Investments in Partnerships

We had an aggregate investment in affiliated Investment Partnerships of approximately $100.1 million and $124.5 million at December 31, 2018 and 2017, respectively.

Investment Advisory Services

Pursuant to a sub-advisory agreement with the Company, Gabelli Funds, LLC pays to GCIA 90% of the net revenues it receives related to investment advisory services provided to GAMCO International SICAV – GAMCO Merger Arbitrage, an investment company incorporated under the laws of Luxembourg (the “SICAV”). For this purpose, net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds, LLC. In connection with these services, GCIA received $3.9 million and $2.8 million during 2018 and 2017, respectively. These payments are included in investment advisory and incentive fees on the consolidated statements of income.

As general partner, co-general partner, or investment manager of various affiliated funds, the Company receives a management fee based on a percentage of each fund’s net assets and a 20% incentive allocation or fee based on the fund’s economic profits.

Institutional Research Services

In 2018 and 2017, the Company earned $3.8 million and $4.5 million, respectively, or 62% and 60%, respectively, of its commission revenue from transactions executed on behalf of Gabelli Funds, LLC and private wealth management clients advised by GAMCO Asset Management Inc., wholly-owned subsidiaries of GAMCO. These commissions are included in institutional research services on the consolidated statements of income.

Pursuant to research services agreements, GAMCO Asset Management Inc. paid $1.0 million and $2.2 million and Gabelli Funds, LLC paid $1.0 million and $2.3 million to the Company for the years ended December 31, 2018 and 2017, respectively.

Index
The Company participated in three preferred stock offerings of certain GAMCO closed-end funds in 2017. Underwriting fees and selling concessions, net of expenses, related to these offerings amounted to $172,730 and are included in either institutional research services or other revenue on the consolidated statements of income.

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

Compensation

In accordance with an employment agreement, the Company pays the Executive Chairman, or his designated assignees, a management fee equal to 10% of the Company’s pretax profits before consideration of this fee and before consolidation of Investment Partnerships. In 2017, the Company recorded management fee expense of $0.7 million; there was no management fee expense in 2018. These fees are recorded as management fee on the consolidated statements of income.

Affiliated Receivables/Payables

At December 31, 2018, the receivable from affiliates consists primarily of sub-advisory fees due from Gabelli Funds, LLC. At December 31, 2017, the receivable from affiliates consists primarily of the $15 million promissory note issued by GAMCO on December 26, 2017.

At December 31, 2018 and 2017, the payable to affiliates primarily consisted of expenses paid by affiliates on behalf of the Company.

GAMCO Sublease

In June 2016, AC entered into a sublease agreement with GBL which is subject to annual renewal. Pursuant to the sublease, AC and its subsidiaries pay a monthly fixed lease amount based on the percentage of square footage occupied by its employees (including pro rata allocation of common space) at GBL’s corporate offices. For the years ended December 31, 2018 and 2017, the Company paid $463,286 and $374,401, respectively, under the sublease agreement. These amounts are included in other operating expenses on the consolidated statements of income.

Other

Gabelli Securities International Limited, a Bermuda corporation (“GSIL”) was formed in 1994 to provide investment advisory services to offshore funds and accounts. In October 2017, GCIA agreed to purchase 55% of the shares of GSIL that it did not hold from a son of the Executive Chairman, subject to regulatory approvals and other standard closing conditions. In June 2018, the closing conditions were satisfied and consideration of $341,076 was paid. As a result of this transaction, GSIL became a wholly-owned subsidiary of the Company.

J.	Equity

Voting Rights

The holders of Class A Common stock (“Class A Stock”) and Class B Common stock (“Class B Stock”) have identical rights except that holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share on all matters to be voted on by shareholders in general. Holders of each share class, however, are not eligible to vote on matters relating exclusively to the other share class.

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through December 31, 2018, approximately 700,000 shares have been awarded under the Plan leaving approximately 1.3 million shares for future grants.

Index
On November 30, 2015, in connection with the Spin-off, the Company issued 554,100 AC RSA shares to GAMCO employees (including GAMCO employees who became AC employees) who held 554,100 GAMCO RSA shares at that date. The purpose of the issuance was to ensure that any employee who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off. In accordance with GAAP, we have allocated the stock compensation costs of both the AC RSAs and the GAMCO RSAs between GAMCO and AC based upon the allocation of each employee’s responsibilities between the companies. During 2017, the vesting of all of the outstanding AC RSAs and all but 19,400 GAMCO RSAs was accelerated, and they are no longer outstanding. Similarly, the vesting of the GAMCO RSAs outstanding as of December 31, 2017 was accelerated in the first quarter of 2018.

There were no RSAs issued by AC during the years ended December 31, 2018 or 2017.

In August and December 2018, the Company’s Board of Directors approved the grant of 172,800 shares of Phantom Restricted Stock awards (“Phantom RSAs”). Under the terms of the grants, which were effective August 8 and December 31, the Phantom RSAs vest 30% and 70% after three and five years, respectively. The Phantom RSAs will be settled by a cash payment, net of applicable withholding tax, on the vesting dates. In addition, an amount equivalent to the cumulative dividends declared on shares of the Company’s Class A common stock during the vesting period will be paid to participants on vesting. Based on the price of the Company’s stock, the total value of the Phantom RSAs was $6.1 million as of the grant dates.

For the years ended December 31, 2018 and 2017, the Company recorded approximately $0.7 million and $5.9 million in stock-based compensation expense, respectively. This expense is included in compensation expense in the consolidated statements of income. The expense for 2017 includes $4.2 million attributable to the acceleration of the AC and GAMCO RSAs.

As of December 31, 2018, there were 170,300 Phantom RSAs outstanding. The unrecognized compensation expense related to these was $5.4 million which is expected to be recognized over a weighted-average period of 2.5 years.

Stock Repurchase Program

In 2018, the Company repurchased 0.2 million shares at an average price of $37.52 per share for a total investment of $7.0 million. In 2017, the Company repurchased 0.6 million shares at an average price of $34.61 per share for a total investment of $21.2 million.

Exchange Offers

In February 2018, AC completed an exchange offer with respect to its Class A shares. Tendering shareholders received 1.35 GAMCO Class A shares for each AC Class A share, together with cash in lieu of any fractional share. Upon completion of the offer, shareholders tendered 493,954 Class A shares in exchange for 666,805 GAMCO Class A shares with a value of $17.7 million.

In October 2018, the Company completed an exchange offer with respect to its Class A shares. Tendering shareholders received 1.9 GAMCO Class A shares for each AC Class A share, together with cash in lieu of any fractional share. Upon completion of the offer, shareholders tendered 373,581 shares in exchange for 709,749 GAMCO shares with a value of approximately $14.6 million.

Index
Dividends

During 2018, the Company declared dividends of $0.20 per share to class A and class B shareholders totaling $4.6 million, of which $2.3 million is payable on January 9, 2019 and is included in accrued expenses and other liabilities on the consolidated statement of financial condition as of December 31, 2018.

During 2017, the Company declared dividends of $0.20 per share to class A and class B shareholders totaling $4.8 million, of which $2.4 million was paid on January 10, 2018 and is included in accrued expenses and other liabilities on the consolidated statements of financial condition as of December 31, 2017.

K.	Retirement Plan

The Company participates in an incentive savings plan (the “Savings Plan”) covering substantially all employees. Company contributions to the Savings Plan are determined annually by management of the Company but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code of 1986, as amended. The expense for contributions to the Savings Plan was approximately $11,000 and $49,000 in 2018 and 2017, respectively, and is included in compensation on the consolidated statements of income.

L.	Guarantees, Contingencies, and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at December 31, 2018.

G.research has agreed to indemnify clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of December 31, 2018 and 2017, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.

The Company has also entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote, and, therefore, no accrual has been made on the consolidated financial statements.

M.	Net Capital Requirements

G.research is registered with the SEC as a broker-dealer and is regulated by FINRA. As such, G.research is subject to the minimum net capital requirements promulgated by the SEC. G.research computes its net capital under the alternative method permitted by the SEC, which results in required minimum net capital of $250,000. As of December 31, 2018, and 2017, G.research had net capital, as defined, of approximately $9.1 million and $41.8 million, respectively, exceeding the regulatory requirement by approximately $8.8 million and $41.6 million, respectively. Net capital requirements for G.research may increase in accordance with rules and regulations to the extent it engages in other business activities.

Index
N.	Shareholder-Designated Contribution Plan

The Company has established a Shareholder Designated Charitable Contribution program. Under the program, from time to time each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty-five cents per share based upon the actual number of shares registered in the shareholder’s name. The Company recorded an expense of $3.3 million and $4.2 million related to this program for the years ended December 31, 2018 and 2017, respectively, which is included in shareholder-designated contribution in the consolidated statements of income. As of December 31, 2018, the Company has reflected a liability in the amount of $3.3 million in connection with this program which is included in accrued expenses and other liabilities on the consolidated statement of financial condition.

O.	Subsequent Events

Effective February 1, 2019, G.research amended its existing research service agreements with GAMCO Asset Management Inc. and Gabelli Funds, LLC, to provide for monthly research services fees in the amount of $62,500 from each of these entities. The amended agreements are subject to immediate cancellation by either party upon written notice.

Index
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

AC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management of the Company, with the participation of the principal executive officer and under the supervision of the principal financial officer, conducted an evaluation of the effectiveness of AC’s internal control over financial reporting as of December 31, 2018 as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2018, the Company maintained effective internal control over financial reporting. This annual report does not include an audit attestation report on the Company’s internal control over financial reporting of the Company’s independent registered public accounting firm due to the rules of the SEC for Emerging Growth Companies.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of AC and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”).

Index
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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2019 Annual Meeting, AC will also submit to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by AC of the NYSE corporate governance listing standards as of the date of the certification.

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

Information required by Item 14 is included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:

See Index on page 23.

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

Index
The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit Number	Description of Exhibit

2.1
Separation and Distribution Agreement, dated November 30, 2015, between GAMCO Investors, Inc., a Delaware corporation (“GAMCO”), and Associated Capital Group, Inc., a Delaware corporation (the “Company”). (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 30, 2015 filed with the Securities and Exchange Commission on December 4, 2015).

3.1
Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated November 19, 2015 filed with the Securities and Exchange Commission on November 25, 2015).

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

10.1
Service Mark and Name License Agreement, dated November 30, 2015, by and between the Company and GAMCO. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2015 filed with the Commission on December 4, 2015

10.2
Transitional Administrative and Management Services Agreement, dated November 30, 2015, by and between the Company and GAMCO. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 30, 2015 filed with the Commission on December 4, 2015).

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

10.5
Tax Indemnity and Sharing Agreement, dated November 30, 2015, by and between the Company and GAMCO. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated November 30, 2015 filed with the Commission on December 4, 2015).

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

21.1	Subsidiaries of the Company.
24.1	Powers of Attorney (included on page 63 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Index
Exhibit Number	Description of Exhibit

100.INS	XBRL Instance Document
100.SCH	XBRL Taxonomy Extension Schema Document
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document
100.LAB	XBRL Taxonomy Extension Label Linkbase Document
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16:	FORM 10-K SUMMARY

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 8, 2019.

ASSOCIATED CAPITAL GROUP, INC.

By: /s/ Francis J. Conroy
Name: Francis J. Conroy
Title: Interim Chief Financial Officer

Date: March 8, 2019

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

Signature	Title	Date

/s/ Douglas R. Jamieson	President and	March 8, 2019
Douglas R. Jamieson	Chief Executive Officer
(Principal Executive Officer)

/s/ Francis J. Conroy	Interim Chief Financial Officer	March 8, 2019
Francis J. Conroy	(Principal Financial Officer)

/s/ Mario J. Gabelli	Executive Chairman of the	March 8, 2019
Mario J. Gabelli	Board and Director

/s/ Richard L. Bready	Director	March 8, 2019
Richard L. Bready

/s/ Marc Gabelli	Director	March 8, 2019
Marc Gabelli

/s/ Daniel R. Lee	Director	March 8, 2019
Daniel R. Lee

/s/ Bruce M. Lisman	Director	March 8, 2019
Bruce M. Lisman

/s/ Frederic V. Salerno	Director	March 8, 2019
Frederic V. Salerno

/s/ Salvatore F. Sodano	Director	March 8, 2019
Salvatore F. Sodano

/s/ Elisa M. Wilson	Director	March 8, 2019
Elisa M. Wilson