Form 10-Q
period 2019-03-31
Associated Capital Group, Inc.
filed 2019-05-09
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No. 001-37387

ASSOCIATED CAPITAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-3965991
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 Greenwich Avenue, Greenwich, CT One Corporate Center, Rye, NY	06830 10580-1422
(Address of principle executive offices)	(Zip Code)

(203) 629-9595
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	AC	New York Stock Exchange

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 30, 2019
Class A Common Stock, .001 par value	3,531,034
Class B Common Stock, .001 par value	19,022,918

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$396,020	$409,564
Investments in securities	219,104	179,011
Investment in GBL stock (3,016,501 shares)	61,838	50,949
Investments in affiliated registered investment companies	150,563	142,135
Investments in partnerships	126,139	118,729
Receivable from brokers	26,980	24,629
Investment advisory fees receivable	1,188	4,394
Receivable from affiliates	731	1,309
Deferred tax assets, net	6,871	9,422
Goodwill and intangible assets	3,519	3,519
Other assets	1,743	10,772
Total assets	$994,696	$954,433

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$17,423	$5,511
Income taxes payable	7,222	3,577
Compensation payable	7,511	11,388
Securities sold, not yet purchased	17,118	9,574
Payable to affiliates	1,135	515
Accrued expenses and other liabilities	4,502	7,820
Total liabilities	54,911	38,385

Redeemable noncontrolling interests	50,781	49,800

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,569,254 and 6,537,768 shares issued, respectively; 3,552,462 and 3,530,752 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 19,022,918 and 19,054,404 shares outstanding, respectively	19	19
Additional paid-in capital	1,008,319	1,008,319
Accumulated deficit	(16,742)	(39,889)
Treasury stock, at cost (3,016,792 and 3,007,016 shares, respectively)	(102,598)	(102,207)
Total Associated Capital Group, Inc. stockholders’ equity	889,004	866,248

Total liabilities and equity	$994,696	$954,433

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Investment advisory and incentive fees	$2,733	$2,529
Institutional research services	1,913	2,152
Other	6	22
Total revenues	4,652	4,703
Expenses
Compensation	6,311	6,396
Management fee	3,260	-
Other operating expenses	2,957	2,557
Total expenses	12,528	8,953

Operating loss	(7,876)	(4,250)
Other income (expense)
Net gain/(loss) from investments	34,979	(27,530)
Interest and dividend income	3,786	2,707
Interest expense	(44)	(33)
Total other income (expense), net	38,721	(24,856)
Income/(loss) before income taxes	30,845	(29,106)
Income tax expense/(benefit)	6,191	(6,734)
Net income/(loss)	24,654	(22,372)
Net income/(loss) attributable to noncontrolling interests	1,507	(143)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$23,147	$(22,229)

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$1.02	$(0.95)
Diluted	$1.02	$(0.95)

Weighted average shares outstanding:
Basic	22,584	23,508
Diluted	22,584	23,508

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018

Net income/(loss)	$24,654	$(22,372)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1,507	(143)

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$23,147	$(22,229)

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the three months ended March 31, 2019

	Associated Capital Group, Inc. shareholders
	Common Stock	Accumulated Deficit	Additional Paid-in Capital	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$25	$(39,889)	$1,008,319	$(102,207)	$866,248	$49,800
Redemptions of noncontrolling interests	-	-	-	-	-	(526)
Net income	-	23,147	-	-	23,147	1,507
Purchase of treasury stock	-	-	-	(391)	(391)	-
Balance at March 31, 2019	$25	$(16,742)	$1,008,319	$(102,598)	$889,004	$50,781

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)

For the three months ended March 31, 2018

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings/ (Accumulated Deficit)	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230
Reclassifications pursuant to adoption of new accounting guidance	-	6,712	-	-	(6,712)	-	-	-
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(1,971)
Consolidation of certain investment funds	-	-	-	-	-	-	-	6,488
Net loss	-	(22,229)	-	-	-	-	(22,229)	(143)
Stock-based compensation expense	-	-	72	-	-	-	72	-
Proceeds from payment of GAMCO Note	-	-	-	10,000	-	-	10,000	-
Exchange offer	-	-	-	-	-	(17,737)	(17,737)	-
Purchase of treasury stock	-	-	-	-	-	(459)	(459)	-
Balance at March 31, 2018	$25	$(1,717)	$1,010,577	$(40,000)	$-	$(81,091)	$887,794	$50,604

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$24,654	$(22,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (gains) losses from partnerships	(3,838)	499
Depreciation and amortization	6	4
Stock-based compensation expense	-	72
Loss on exchange offer	-	2,127
Donated securities	944	-
Unrealized gains on securities	(20,107)	-
Realized losses on sales of securities	60	-
(Increase) decrease in assets:
Investments in securities	(35,098)	(14,225)
Investments in partnerships:
Contributions to partnerships	(4,071)	(2,977)
Distributions from partnerships	500	1,916
Receivable from affiliates	578	(369)
Receivable from brokers	(2,351)	19,523
Investment advisory fees receivable	3,206	4,254
Income taxes receivable and deferred tax assets, net	2,551	(1,241)
Other assets	9,021	6,356
Increase (decrease) in liabilities:
Payable to brokers	11,912	(7,660)
Income taxes payable and deferred tax liabilities, net	3,645	(5,484)
Payable to affiliates	620	40
Compensation payable	(3,877)	(9,803)
Accrued expenses and other liabilities	(1,060)	(48)
Total adjustments	(37,359)	(7,016)
Net cash used in operating activities	$(12,705)	$(29,388)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Investing activities
Purchases of securities	$(342)	$-
Proceeds from sales of securities	2,108	-
Return of capital on securities	571	-
Proceeds from note receivable	-	15,000
Net cash provided by investing activities	2,337	15,000

Financing activities
Redemptions of redeemable noncontrolling interests	(526)	(1,971)
Dividends paid	(2,259)	(2,369)
Purchase of treasury stock	(391)	(459)
Proceeds from payment of GBL 4% PIK Note	-	10,000
Net cash (used in) provided by financing activities	(3,176)	5,201
Net decrease in cash and cash equivalents	(13,544)	(9,187)
Cash and cash equivalents at beginning of period	409,764	293,312
Increase in cash from consolidation	-	47
Cash and cash equivalents at end of period	$396,220	$284,172

Supplemental disclosures of cash flow information:
Cash paid for interest	$44	$33
Cash paid for taxes	$-	$-

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	396,020	283,972
Restricted cash included in receivable from brokers	200	200
Cash, cash equivalents and restricted cash	$396,220	$284,172

Non-cash activity:
-	On January 1, 2018, AC was deemed to have control over certain investment funds which resulted in their consolidation and an increase of approximately $47 of cash and cash equivalents, $6,441 of net assets and an increase of approximately $6,488 of redeemable noncontrolling interests.
-	During the first quarter of 2018, AC completed an exchange offer with respect to its Class A shares. The Company exchanged 666,805 GBL Class A shares valued at $17,737 for 493,954 Class A shares.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

We conduct our investment management activities through our wholly-owned subsidiary Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory activities. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

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

Index
The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries. All material intercompany transactions and balances have been eliminated.

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the guidance in GAAP for the accounting for leases. ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the condensed consolidated statement of financial position. The Company adopted this ASU effective January 1, 2019 with no material impact on its condensed consolidated financial statements.

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

B.	Revenue

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

Index
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

Total revenues by type were as follows for the three ended March 31, 2019 and 2018, respectively (in thousands):

	Three months ended March 31,
	2019	2018
Investment advisory and incentive fees
Asset-based advisory fees	$1,724	$1,839
Performance-based advisory fees	13	7
Sub-advisory fees	996	683
	2,733	2,529

Institutional research services
Hard dollar payments	487	930
Commissions	1,426	1,196
Selling concessions	-	26
	1,913	2,152

Other
Underwriting fees	-	19
Miscellaneous	6	3
	6	22

Total	$4,652	$4,703

Index
C.	Investment in Securities

Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.

Investments in securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.

Investments in securities, including GBL stock, at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value

Government obligations	$28,489	$28,648	$11,694	$11,707
Common stocks	258,470	247,485	244,557	213,151
Mutual funds	762	1,332	761	1,161
Other investments	5,284	3,477	5,285	3,941
Total investments in securities	$293,005	$280,942	$262,297	$229,960

Securities sold, not yet purchased at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019		December 31, 2018
	Proceeds	Fair Value	Proceeds	Fair Value

Common stocks	$16,393	$17,011	$10,150	$9,485
Other investments	-	107	-	89
Total securities sold, not yet purchased	$16,393	$17,118	$10,150	$9,574

Investments in affiliated registered investment companies at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value

Closed-end funds	$73,717	$93,434	$73,950	$85,090
Mutual funds	47,550	57,129	49,714	57,045
Total investments in affiliated registered investment companies	$121,267	$150,563	$123,664	$142,135

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

Index
The following table identifies the fair values of all derivatives held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of Financial Condition Location	Fair Value		Statement of Financial Condition Location	Fair Value
		March 31, 2019	December 31, 2018		March 31, 2019	December 31, 2018
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$285	$204	Payable to brokers	$-	$-

Derivatives not designated as hedging
instruments under FASB ASC 815-20
Equity contracts	Investments in securities	$145	$464	Securities sold, not yet purchased	$107	$89

Total derivatives		$430	$668		$107	$89

The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months ended March 31,
		2019	2018

Foreign exchange contracts	Net gain/(loss) from investments	$81	$-
Equity contracts	Net gain/(loss) from investments	(2,022)	1,778

Total		$(1,941)	$1,778

At March 31, 2019 and December 31, 2018, we held derivative contracts on 2.1 million and 1.0 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition. Except for the foreign exchange contract entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.

The Company is a party to enforceable master netting arrangements for equity swaps entered into with major U.S. financial institutions as part of the investment strategy of the Company’s proprietary portfolio. They are typically not used as hedging instruments. These swaps, while settled on a net basis with the counterparties, are shown gross in assets and liabilities on the condensed consolidated statements of financial condition. The swaps have a firm contract end date and are closed out and settled when each contract expires.

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
March 31, 2019	$70	$-	$70	$(70)	$-	$-
December 31, 2018	416	-	416	(89)	-	327

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
March 31, 2019	$106	$-	$106	$(70)	$-	$36
December 31, 2018	89	-	89	(89)	-	-

D.	Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities (“Affiliated Entities”) in which the Company had investments totaling $107.2 million and $100.1 million at March 31, 2019 and December 31, 2018, respectively, and whose underlying assets consist primarily of marketable securities. We also had investments in unaffiliated partnerships, offshore funds and other entities (“Unaffiliated Entities”) of $19.0 million and $18.6 million at March 31, 2019 and December 31, 2018, respectively. We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Index
The value of entities where consolidation is not deemed appropriate is included in investments in partnerships on condensed consolidated statements of financial condition. This caption includes investments in Affiliated Entities and Unaffiliated Entities which the Company accounts for under the equity method of accounting. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the condensed consolidated statements of income.

The following table highlights the number of entities that we consolidate as well as the basis under which they are consolidated:

	VIEs	VOEs
Entities consolidated at December 31, 2017	1	3
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at March 31, 2018	1	5
Additional consolidated entities	-	-
Deconsolidated entities	-	-
Entities consolidated at December 31, 2018	1	5
Additional consolidated entities	-	-
Deconsolidated entities	-	-
Entities consolidated at March 31, 2019	1	5

Index
The following table includes the net impact by line item on the condensed consolidated statements of financial condition for the consolidated entities (in thousands):

	March 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$377,343	$18,677	$396,020
Investments in securities (including GBL stock)	171,339	109,603	280,942
Investments in affiliated investment companies	202,066	(51,503)	150,563
Investments in partnerships	146,256	(20,117)	126,139
Receivable from brokers	4,992	21,988	26,980
Investment advisory fees receivable	1,212	(24)	1,188
Other assets	12,437	427	12,864
Total assets	$915,645	$79,051	$994,696
Liabilities and equity
Securities sold, not yet purchased	$5,920	$11,198	$17,118
Accrued expenses and other liabilities	20,721	17,072	37,793
Redeemable noncontrolling interests	-	50,781	50,781
Total equity	889,004	-	889,004
Total liabilities and equity	$915,645	$79,051	$994,696

	December 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$396,074	$13,490	$409,564
Investments in securities (including GBL stock)	131,764	98,196	229,960
Investments in affiliated investment companies	193,006	(50,871)	142,135
Investments in partnerships	138,119	(19,390)	118,729
Receivable from brokers	7,998	16,631	24,629
Investment advisory fees receivable	4,427	(33)	4,394
Other assets	24,551	471	25,022
Total assets	$895,939	$58,494	$954,433
Liabilities and equity
Securities sold, not yet purchased	$4,631	$4,943	$9,574
Accrued expenses and other liabilities	25,060	3,751	28,811
Redeemable noncontrolling interests	-	49,800	49,800
Total equity	866,248	-	866,248
Total liabilities and equity	$895,939	$58,494	$954,433

Index
The following table includes the net impact by line item on the condensed consolidated statements of income for the consolidated entities (in thousands):

	Three Months Ended March 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,817	$(165)	$4,652
Total expenses	11,462	1,066	12,528
Operating loss	(6,645)	(1,231)	(7,876)
Total other income, net	35,983	2,738	38,721
Income before income taxes	29,338	1,507	30,845
Income tax expense	6,191	-	6,191
Net income before NCI	23,147	1,507	24,654
Net income attributable to noncontrolling interests	-	1,507	1,507
Net income	$23,147	$-	$23,147

	Three Months Ended March 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,720	$(17)	$4,703
Total expenses	8,441	512	8,953
Operating loss	(3,721)	(529)	(4,250)
Total other income/(expense), net	(25,242)	386	(24,856)
Loss before income taxes	(28,963)	(143)	(29,106)
Income tax benefit	(6,734)	-	(6,734)
Net loss before NCI	(22,229)	(143)	(22,372)
Net loss attributable to noncontrolling interests	-	(143)	(143)
Net loss	$(22,229)	$-	$(22,229)

Variable Interest Entities

With respect to the consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of any consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in this VIE (in thousands):

	March 31, 2019	December 31, 2018

Cash and cash equivalents	$2,561	$2,560
Investments in securities	8,538	7,253
Receivable from brokers	(5)	553
Other assets	1	(11)
Accrued expenses and other liabilities	(291)	(31)
Redeemable noncontrolling interests	(424)	(419)
AC Group’s net interests in consolidated VIE	$10,380	$9,905

E.	Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Investments in certain entities that calculate net asset value per share and other investments that are not held at fair value are provided as separate items to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total amounts presented in the condensed consolidated statements of financial condition.

Index
The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (except for Investment Partnerships) (in thousands):

	March 31, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Using NAV as Fair Value (a)	Other Assets Not Held at Fair Value (b)	Total
Cash equivalents	$394,490	$-	$-	$-	$-	$394,490
Investments in partnerships	-	-	-	121,753	4,386	126,139
Investments in securities (including GBL stock):
Gov’t obligations	28,648	-	-	-	-	28,648
Common stocks	240,131	7,321	33	-	-	247,485
Mutual funds	1,332	-	-	-	-	1,332
Other	21	145	3,311	-	-	3,477
Total investments in securities	270,132	7,466	3,344	-	-	280,942
Investments in affiliated registered investment companies:
Closed-end funds	93,434	-	-	-	-	93,434
Mutual funds	57,129	-	-	-	-	57,129
Total investments in affiliated registered investment companies	150,563	-	-	-	-	150,563
Total investments	420,695	7,466	3,344	121,753	4,386	557,644
Total assets at fair value	$815,185	$7,466	$3,344	$121,753	$4,386	$952,134
Liabilities
Common stocks	$17,011	$-	$-	$-	$-	$17,011
Other	-	107	-	-	-	107
Securities sold, not yet purchased	$17,011	$107	$-	$-	$-	$17,118

	December 31, 2018
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Using NAV as Fair Value (a)	Other Assets Not Held at Fair Value (b)	Total
Cash equivalents	$407,239	$-	$-	$-	$-	$407,239
Investments in partnerships	-	-	-	114,449	4,280	118,729
Investments in securities (including GBL stock):
Gov’t obligations	11,707	-	-	-	-	11,707
Common stocks	205,978	7,161	12	-	-	213,151
Mutual funds	1,161	-	-	-	-	1,161
Other	19	464	3,458	-	-	3,941
Total investments in securities	218,865	7,625	3,470	-	-	229,960
Investments in affiliated registered investment companies:
Closed-end funds	85,090	-	-	-	-	85,090
Mutual funds	57,045	-	-	-	-	57,045
Total investments in affiliated registered investment companies	142,135	-	-	-	-	142,135
Total investments	361,000	7,625	3,470	114,449	4,280	490,824
Total assets at fair value	$768,239	$7,625	$3,470	$114,449	$4,280	$898,063
Liabilities
Common stocks	$9,485	$-	$-	$-	$-	$9,485
Other	-	89	-	-	-	89
Securities sold, not yet purchased	$9,485	$89	$-	$-	$-	$9,574

(a)
Amounts include certain equity method investments in Investment Partnerships which qualify for investment company specialized accounting. These Investment Partnerships account for their financial assets and liabilities using fair value measures and, therefore, the Company’s investment approximates fair value. At March 31, 2019 and December 31, 2018, investments in these Investment Partnerships were $111,940 and $105,020, respectively. In addition, certain investments in Investment Partnerships were held by a consolidated entity. At March 31, 2019 and December 31, 2018, these amounts were $9,813 and $9,429, respectively. None of these investments have been classified in the fair value hierarchy.

(b)
Amounts include certain equity method investments which are not accounted for under a fair value measure. In accordance with GAAP, certain equity method investees do not account for both their financial assets and liabilities under fair value measures; therefore, the Company’s investment in such equity method investees may not represent fair value.

Index
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

The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$12	$3,458	$3,470	$618	$1,169	$1,787
Consolidated fund	-	-	-	-	984	984
Total gains/(losses)	(42)	(147)	(189)	(11)	8	(3)
Purchases	-	-	-	-	-	-
Sales	-	-	-	-	(21)	(21)
Transfers	63	-	63	-	-	-
Ending balance	$33	$3,311	$3,344	$607	$2,140	$2,747
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$(42)	$(147)	$(189)	$(11)	$-	$(11)

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended March 31, 2019, the Company transferred investments with values of approximately $63,000, respectively, from level 1 to level 3 due to the unavailability of observable inputs.

F.	Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2019 and March 31, 2018 was 20.1% and 23.1%, respectively. The ETR in the first quarter of 2019 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit) and the benefit of (a) the donation of appreciated securities and (b) the dividends received deduction. The  ETR  in  the  first  quarter  of  2018  differs  from  the  standard  corporate  tax  rate  of  21% primarily due to state and local taxes (net of federal benefit).

G.	Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding RSAs. There were no outstanding AC RSAs during the three months ended March 31, 2019 and 2018.

Index
The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended March 31,
(amounts in thousands, except per share amounts)	2019	2018
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$23,147	$(22,229)
Weighted average shares outstanding	22,584	23,508
Basic net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$1.02	$(0.95)

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$23,147	$(22,229)

Weighted average share outstanding	22,584	23,508
Dilutive restricted stock awards	-	-
Total	22,584	23,508
Diluted net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$1.02	$(0.95)

H.	Stockholders’ Equity

Shares outstanding were 22.6 million at March 31, 2019 and December 31, 2018.

Dividends

There were no dividends declared during each of the three months ended March 31, 2019 and 2018.

Stock Repurchase Program

During first quarter 2019, the Company repurchased approximately 10 thousand shares at an average price of $40.03 per share for a total investment of $0.4 million. During first quarter 2018, the Company repurchased approximately 13 thousand shares at an average price of $35.87 per share for a total investment of $0.5 million.

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

Index
Stock Award and Incentive Plan

On November 30, 2015, in connection with the Spin-off, the Company issued 554,100 AC RSA shares to GAMCO employees (including GAMCO employees who became AC employees) who held 554,100 GAMCO RSA shares at that date. The purpose of the issuance was to ensure that any employee who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off. In accordance with GAAP, we have allocated the stock compensation costs of both the AC RSAs and the GAMCO RSAs between GAMCO and AC based upon the allocation of each employee’s responsibilities between the companies. The vesting of the GAMCO RSAs outstanding was accelerated in the first quarter of 2018. There were no AC RSAs outstanding at March 31, 2019 and 2018.

There were no RSAs issued by AC during the three months ended March 31, 2019 or 2018.

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

As of March 31, 2019, there were 160,300 Phantom RSAs outstanding. The unrecognized compensation cost related to these was $5.3 million which is expected to be recognized over a weighted-average period of 2.4 years.

For the three months ended March 31, 2019 and 2018, the Company recorded approximately $0.4 million and $0.1 million in stock-based compensation expense, respectively.

I.	Goodwill and Identifiable Intangible Assets

At March 31, 2019, goodwill and intangible assets on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended March 31, 2019 or March 31, 2018, and as such there was no impairment analysis performed or charge recorded.

J.	Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at March 31, 2019.

Index
G.research has agreed to indemnify clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of March 31, 2019 and December 31, 2018, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.

The Company has also entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements and believes the likelihood of a claim being made is remote, and, therefore, no accrual has been made on the condensed consolidated financial statements.

K.	Subsequent Events

From April 1, 2019 to May 8, 2019, the Company repurchased 21,961 shares at an average price of $39.59 per share.

On April 23, 2019, the Company issued a promissory note for $2.1 million to our Executive Chairman. The note bears interest at 1% per annum and is payable upon demand.

On May 7, 2019, the Board of Directors (“Board”) approved a semi-annual dividend of $0.10 per share to all of its Class A and Class B shareholders payable on July 2, 2019 to shareholders of record on June 18, 2019.

The Board approved the purchase of a building in Greenwich, Connecticut and plans to relocate its corporate offices.

Index
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK) (“MD&A”)

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited annual financial statements included in our Form 10-K filed with the SEC on March 8, 2019 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

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

In connection with the Spin-off, GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250 million used to partially capitalize the Company. During the year ended December 31, 2018, AC received principal repayments totaling $50 million on the GAMCO Note which fully satisfied the outstanding principal balance. The GAMCO Note bore interest at 4% per annum and had an original maturity date of November 30, 2020. In addition, Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.) acquired 4,393,055 shares of GAMCO Class A common stock for $150 million in connection with the Spin-off.

We conduct our investment management activities through our wholly-owned subsidiary Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory activities. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

Event-Driven Asset Management

The event driven asset management business approaches its 35th anniversary in February 2020. The division strategies focus on fundamental, active, event driven special situations and arbitrage. It is led by merger arbitrage portfolios, the “Associates Funds” which returned an unleveraged +2.04% net of fees (+2.81% gross) for the first quarter of 2019. This business benefits from corporate merger and acquisitions (“M&A”) activity. Global M&A activity totaled $959 billion in the first quarter, making it the fourth highest total for a first quarter on record. Healthcare, financials and technology were the most active sectors for consolidation in the first quarter. Our arbitrage group expect dealmaking to remain vibrant as the drivers for M&A remain, including higher interest rates that are expected to contribute to wider deal spreads, and market volatility that creates opportunities to purchase shares of target companies at more favorable prices. The strategy is offered domestically through partnerships and separately managed accounts. Internationally, the strategy is offered through corporations and EU regulated UCITS structures. The team continues to build new channel partnerships including managing the Gabelli Merger Plus Trust (“GMP”) an LSE-listed investment company. While these initiatives serve to deepen and lengthen the franchise, they also broaden the client base globally.

Institutional Research Business

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

The Board announced the formation of a special committee to negotiate a transaction involving the institutional research services business with a public company. The Board is also considering a possible sale or spin-off of this business to its shareholders. There are no assurances that a transaction will result.

In the first quarter, G.research, in cooperation with Gabelli Funds, concluded its 29th annual Pump, Valve, & Water Systems conference on February 28, 10th annual Specialty Chemicals on March 13 and 5th annual Waste & Environmental Services on March 26. During the second quarter of 2019, we hosted the 13th annual Buffett/Berkshire-related Omaha Research Trip on May 3-4 and will host the 11th annual Entertainment & Broadcasting Conference on June 6, 2019.

In addition, G.research continues to sponsor non-deal roadshows providing corporate management access to our institutional clients.

Direct Investing Business

The Gabelli direct investment business was re-launched after the spin-off of Associated Capital in 2015. Our objective is to partner with management to identify and surface value through strategic direction, operational improvements and financial structuring. The compounded, accumulated knowledge of our team in sectors across our core competencies provides advantages to value creation. The steps taken since formation are expected to grow long term value. In this effort, we seek to collaborate with the management of target companies, establish common goals, support the restructuring and growth process, and more importantly, add value by bringing in creative capital solutions and extensive industry insights. This effort follows the framework we established with Gabelli-Rosenthal, a private equity fund launched in 1985.

Our direct investment business is developing along three core pillars; Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fund-less” sponsor; the formation of Gabelli special purpose acquisition vehicles, the SPAC business (“SPAC”), launched in April 2018; and, the formation of Gabelli Principal Strategies Group, LLC (“GPS”) to pursue strategic operating initiatives. These businesses are organized to directly invest with a focus on leveraged buyouts and restructurings of small and mid-sized companies. GPEP has the flexibility to form partnerships with former executives of global industrial conglomerates to create long term value with no pre-determined exit timetable. The Gabelli SPAC business allows us to leverage our capital markets expertise through a direct investing vehicle. We invite you to visit our activities on the corporate website:

https://www.associated-capital-group.com/DirectInvesting

Index
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

Incentive fees generally consist of an incentive allocation on the absolute gain in a portfolio or a fee of 20% of the economic profit, as defined in the agreements governing the investment vehicle or account. We recognize such revenue only when the uncertainty surrounding the amount of variable consideration has ended or at the time of an investor redemption.

Institutional research services revenues consist of brokerage commissions derived from securities transactions executed on an agency basis or direct payments from institutional clients. Commission revenues vary directly with the perceived value of the research provided, as well as account execution activity and new account generation.

Compensation costs include variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff. Variable compensation paid to sales personnel and portfolio management and may represent up to 55% of certain revenue streams.

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

Condensed Consolidated Statements of Financial Condition

We ended the first quarter of 2019 with approximately $937 million in cash and investments, net of securities sold, not yet purchased of $17 million. This includes $396 million of cash and cash equivalents; $29 million of short-term U.S. Treasury obligations; $235 million of securities, net of securities sold, not yet purchased, including shares of GAMCO and Gabelli Value for Italy S.p.a. with market values of $62 million and $9 million, respectively; and $277 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $93 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $889 million or $39.38 per share at March 31, 2019 compared to $866 million or $38.36 per share on December 31, 2018. The increase in equity from the end of 2018 is driven primarily by our net income of $23 million.

Index
RESULTS OF OPERATIONS

(in thousands, except per share data)	Three months ended March 31,
	2019	2018
Revenues
Investment advisory and incentive fees	$2,733	$2,529
Institutional research services	1,913	2,152
Other	6	22
Total revenues	4,652	4,703
Expenses
Compensation	5,896	6,324
Stock-based compensation	415	72
Management fee	3,260	-
Other operating expenses	2,957	2,557
Total expenses	12,528	8,953
Operating loss	(7,876)	(4,250)
Other income/(expense)
Net gain/(loss) from investments	34,979	(27,530)
Interest and dividend income	3,786	2,707
Interest expense	(44)	(33)
Total other income/(expense), net	38,721	(24,856)
Income/(loss) before income taxes	30,845	(29,106)
Income tax expense/(benefit)	6,191	(6,734)
Net income/(loss)	24,654	(22,372)
Net income/(loss) attributable to noncontrolling interests	1,507	(143)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$23,147	$(22,229)

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$1.02	$(0.95)
Diluted	1.02	(0.95)

Three Months Ended March 31, 2019 Compared To Three Months Ended March 31, 2018

Overview

Our operating loss for the quarter was $7.9 million compared to $4.3 million for the comparable quarter of 2018. The increase in operating loss was driven by higher operating expenses, primarily management fee. Other income was a gain of $38.7 million in the 2019 quarter compared to a loss of $24.9 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax expense in the current quarter of $6.2 million compared to a benefit of $6.7 million in the year ago quarter. Consequently, our current quarter net income was $23.1 million, or $1.02 per diluted share, compared to a loss of $22.2 million, or $(0.95) per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $4.7 million for the quarter ended March 31, 2019, in line with the prior year period.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $2.7 million for the 2019 quarter compared to $2.5 million for the prior year quarter, an increase of $0.2 million. This increase is due to the increase in AUM to $1.6 billion in the first quarter of 2019. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically annually on December 31.  If the uncertainty surrounding the amount of variable consideration had ended on March 31, we would have recognized $3.7 million for the quarter ended March 31, 2019 versus a negligible incentive fee in the prior year quarter.

Index
Institutional research services revenues in the current year’s first quarter decreased to $1.9 million, from the prior year’s period of $2.2 million due to a reduction in hard dollar payments partially offset by an increase in commissions generated by our institutional research operations.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $5.9 million for the quarter ended March 31, 2019, compared to $6.3 million for the quarter ended March 31, 2018. Fixed compensation, which includes salaries and benefits, declined to $3.2 million for the first quarter 2019 from $3.9 million in the 2018 period. Discretionary bonus accruals were $0.9 million and $1.0 million in the first quarter of 2019 and 2018, respectively. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2019, these variable payouts were $1.8 million, up $0.4 million from $1.4 million in 2018.

For the three months ended March 31, 2019 and 2018, stock-based compensation was $0.4 million and $0.1 million, respectively.

Management fee expense is incentive-based and entirely variable compensation equal to 10% of the aggregate adjusted pre-tax profits, which is paid to the Executive Chairman or his designees pursuant to his employment agreement with AC. In 2019, AC recorded an expense of $3.3 million.  There was no management fee expense in the first quarter of 2018 due to the year-to-date pre-tax loss.

Other operating expenses were $3.0 million during the first quarter of 2019 compared to $2.6 million in the prior year quarter, an increase of $0.4 million primarily due to increased expenses relating to a consolidated fund.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $35.0 million in the 2019 quarter versus a loss of $27.5 million in the comparable 2018 quarter reflecting mark-to-market changes in the value of our investments.

Interest and dividend income increased to $3.8 million in the 2019 quarter from $2.7 million in the 2018 quarter primarily due to higher interest rates on our cash balances and US Treasuries and increased dividend income offset by interest earned on the GAMCO Note in the prior year’s quarter due to principal payments received.

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

Assets under management were $1.6 billion as of March 31, 2019, an increase of 4.7% and 2.0% over the prior three and twelve months, respectively. The increases were attributable to market appreciation and additional investor contributions, net of redemptions.

Index
Assets Under Management (in millions)

				% Change From
	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018

Event Merger Arbitrage	$1,401	$1,342	$1,407	4.4	(0.4)
Event-Driven Value	127	118	88	7.6	44.3
Other	63	60	65	5.0	(3.1)
Total AUM	$1,591	$1,520	$1,560	4.7	2.0

Fund flows for the three months ended March 31, 2019 (in millions):

	December 31, 2018	Market appreciation/ (depreciation)	Net cash flows	March 31, 2019

Event Merger Arbitrage	$1,342	$27	$32	$1,401
Event-Driven Value	118	5	4	127
Other	60	4	(1)	63
Total AUM	$1,520	$36	$35	$1,591

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

Summary cash flow data is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$(12,705)	$(29,388)
Investing activities	2,337	15,000
Financing activities	(3,176)	5,201
Net decrease	(13,544)	(9,187)
Cash and cash equivalents at beginning of period	409,564	293,112
Increase in cash from consolidation	-	47
Cash and cash equivalents at end of period	$396,020	$283,972

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements. At March 31, 2019, we had total cash and cash equivalents of $396 million and $541 million in net investments. Of these amounts, $19 million and $108 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $12.7 million for the three months ended March 31, 2019.  The net income adjusted for noncash items, primarily unrealized gains on securities, was $1.7 million. This amount along with an increase in net receivables/payables of $24.2 million was more than offset, however, by an increase in investments in securities and net contributions to investment partnerships of $38.6 million. Net cash provided by investing activities was $2.3 million due to proceeds from sales of securities and return of capital partially offset by purchases of securities. Net cash used in financing activities was $3.2 million for the quarter, largely resulted from payment of dividends.

Index
Net cash used in operating activities was $29.4 million for the three months ended March 31, 2018 primarily due to our net loss adjusted for non-cash items of $21.8 million and $13.2 million of net increases in securities and contributions  to  investment  partnerships  offset  partially  by  net  changes  of  $5.6  million  to  accrued  expenses  and  receivables. Net cash provided by investing activities of $15.0 million in 2018 related to proceeds from a note receivable upon maturity during the quarter. Net cash provided by financing activities was $5.2 million for 2018, largely resulting from the $10.0 million prepayment of the GAMCO Note offset by dividends and stock buyback payments of $2.8 million and redemptions from consolidated funds of $2.0 million.

G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research had net capital, as defined, of $8.4 million, exceeding the required amount of $250,000 by $8.1 million at March 31, 2019. G.research’s net capital requirements may increase to the extent it engages in other business activities in accordance with applicable rules and regulations.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AC’s 2018 Annual Report on Form 10-K filed with the SEC on March 8, 2019 for details on Critical Accounting Policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, this information is not required to be provided.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures, as defined under the Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), to allow timely decisions regarding required disclosure. Our CEO and CAO participated in this evaluation and concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There have been no changes in our internal control over financial reporting, as defined by Rule 13a-15(f), that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at March 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended March 31, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/19 - 01/31/19	-	$-	-	1,204,213
02/01/19 - 02/28/19	-	-	-	1,204,213
03/01/19 - 03/31/19	9,776	40.03	9,776	1,194,437
Totals	9,776	$40.03	9,776

Index
Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Kenneth D. Masiello
Name: Kenneth D. Masiello
Title: Chief Accounting Officer

Date: May 8, 2019