Form 10-Q
period 2019-06-30
Associated Capital Group, Inc.
filed 2019-08-09
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2019
Class A Common Stock, .001 par value	3,492,457
Class B Common Stock, .001 par value	19,022,918

INDEX

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$361,564	$409,564
Investments in securities	260,608	179,011
Investment in GBL stock (3,016,501 shares)	57,826	50,949
Investments in affiliated registered investment companies	147,188	142,135
Investments in partnerships	137,090	118,729
Receivable from brokers	24,163	24,629
Investment advisory fees receivable	1,259	4,394
Receivable from affiliates	626	1,309
Deferred tax assets, net	2,998	9,422
Goodwill and intangible assets	3,519	3,519
Other assets	7,319	10,772
Total assets	$1,004,160	$954,433

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$9,347	$5,511
Income taxes payable	872	3,577
Compensation payable	9,457	11,388
Securities sold, not yet purchased	46,010	9,574
Payable to affiliates	481	515
Accrued expenses and other liabilities	4,137	7,820
Total liabilities	70,304	38,385

Redeemable noncontrolling interests	49,668	49,800

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,569,254 and 6,537,768 shares issued, respectively; 3,509,849 and 3,530,752 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 19,022,918 and 19,054,404 shares outstanding, respectively	19	19
Additional paid-in capital	1,006,065	1,008,319
Accumulated deficit	(17,674)	(39,889)
Treasury stock, at cost (3,059,405 and 3,007,016 shares, respectively)	(104,228)	(102,207)
Total Associated Capital Group, Inc. stockholders’ equity	884,188	866,248

Total liabilities and equity	$1,004,160	$954,433

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Investment advisory and incentive fees	$2,713	$2,615	$5,446	$5,144
Institutional research services	2,076	2,172	3,989	4,324
Other	32	9	38	31
Total revenues	4,821	4,796	9,473	9,499
Expenses
Compensation	5,584	5,870	11,480	12,194
Stock-based compensation	284	-	699	72
Other operating expenses	2,104	2,372	8,321	4,929
Total expenses	7,972	8,242	20,500	17,195

Operating loss	(3,151)	(3,446)	(11,027)	(7,696)
Other income (expense)
Net gain/(loss) from investments	(234)	16,571	34,745	(10,959)
Interest and dividend income	3,295	3,165	7,081	5,872
Interest expense	(35)	(39)	(79)	(72)
Total other income (expense), net	3,026	19,697	41,747	(5,159)
Income/(loss) before income taxes	(125)	16,251	30,720	(12,855)
Income tax expense/(benefit)	(277)	3,388	5,914	(3,346)
Net income/(loss)	152	12,863	24,806	(9,509)
Net income attributable to noncontrolling interests	1,084	1,039	2,591	896
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(932)	$11,824	$22,215	$(10,405)

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$(0.04)	$0.51	$0.98	$(0.45)
Diluted	$(0.04)	$0.51	$0.98	$(0.45)

Weighted average shares outstanding:
Basic	22,552	23,080	22,568	23,293
Diluted	22,552	23,080	22,568	23,293

Dividends declared:	$0.10	$0.10	$0.10	$0.10

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income/(loss)	$152	$12,863	$24,806	$(9,509)
Less: Comprehensive income attributable to noncontrolling interests	1,084	1,039	2,591	896

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(932)	$11,824	$22,215	$(10,405)

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the three months ended March 31, 2019 and three months ended June 30, 2019

	Associated Capital Group, Inc. shareholders
	Common Stock	Accumulated Deficit	Additional Paid-in Capital	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$25	$(39,889)	$1,008,319	$(102,207)	$866,248	$49,800
Redemptions of noncontrolling interests	-	-	-	-	-	(526)
Net income	-	23,147	-	-	23,147	1,507
Purchase of treasury stock	-	-	-	(391)	(391)	-
Balance at March 31, 2019	$25	$(16,742)	$1,008,319	$(102,598)	$889,004	$50,781
Redemptions of noncontrolling interests	-	-	-	-	-	(2,197)
Net income	-	(932)	-	-	(932)	1,084
Dividends declared ($0.10 per share)			(2,254)		(2,254)
Purchase of treasury stock	-	-	-	(1,630)	(1,630)	-
Balance at June 30, 2019	$25	$(17,674)	$1,006,065	$(104,228)	$884,188	$49,668

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the three months ended March 31, 2018 and June 30, 2018

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230
Reclassifications pursuant to adoption of new accounting guidance	-	6,712	-	-	(6,712)	-	-	-
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(1,971)
Consolidation of certain investment funds	-	-	-	-	-	-	-	6,488
Net loss	-	(22,229)	-	-	-	-	(22,229)	(143)
Stock-based compensation expense	-	-	72	-	-	-	72	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	10,000	-	-	10,000	-
Exchange of GBL stock for AC stock	-	-	-	-	-	(17,737)	(17,737)	-
Purchase of treasury stock	-	-	-	-	-	(459)	(459)	-
Balance at March 31, 2018	$25	$(1,717)	$1,010,577	$(40,000)	$-	$(81,091)	$887,794	$50,604
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(336)
Net income/(loss)	-	11,824	-	-	-	-	11,824	1,039
Proceeds from payment of GBL 4% PIK Note	-	-	-	20,000	-	-	20,000	-
Dividends declared ($0.10 per share)		(2,302)					(2,302)	-
Purchase of treasury stock	-	-	-	-	-	(5,380)	(5,380)	-
Balance at June 30, 2018	$25	$7,805	$1,010,577	$(20,000)	$-	$(86,471)	$911,936	$51,307

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income/(loss)	$24,806	$(9,509)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net gains from partnerships	(4,064)	(2,908)
Deferred income taxes	(3,999)	-
Depreciation and amortization	12	9
Stock-based compensation expense	-	72
Loss on exchange offer		2,127
Donated securities	1,758
Unrealizd gains on securities	(13,901)	-
Realized gains on sales of securities	(218)
(Increase) decrease in assets:
Investments in trading securities	(48,802)	(54,467)
Investments in partnerships:
Contributions to partnerships	(16,671)	(8,077)
Distributions from partnerships	1,240	5,162
Receivable from affiliates	683	(704)
Goodwill and intangible assets		(97)
Receivable from brokers	466	16,952
Investment advisory fees receivable	3,136	4,402
Income taxes receivable and deferred tax assets, net
Other assets	9,689	7,801
Increase (decrease) in liabilities:
Payable to brokers	3,836	(247)
Income taxes payable and deferred tax liabilities	7,718	(3,798)
Payable to affiliates	(34)	214
Compensation payable	(1,931)	(7,956)
Accrued expenses and other liabilities	196	(544)
Total adjustments	(60,886)	(42,059)
Net cash used in operating activities	$(36,080)	$(51,568)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Investing activities
Purchases of securities	$(1,024)	$-
Proceeds from sale of securities	2,686	-
Return of capital on securities	732	-
Purchase of building	(6,250)	-
Proceeds from note receivable	-	15,000
Net cash provided by (used in) investing activities	(3,856)	15,000

Financing activities
Redemptions of redeemable noncontrolling interests	(1,590)	(2,307)
Dividends paid	(4,513)	(4,675)
Purchase of treasury stock	(2,021)	(5,839)
Proceeds from payment of GBL 4% PIK Note	-	30,000
Proceeds from promissory note from Executive Chairman	2,124	-
Repayment of promissory note to Executive Chairman	(2,126)	-
Net cash provided by (used in) financing activities	(8,126)	17,179
Net (decrease) in cash and cash equivalents	(48,062)	(19,389)
Cash and cash equivalents at beginning of period	409,564	293,112
Increase in cash from consolidation	62	47
Cash and cash equivalents at end of period	$361,564	$273,770

Supplemental disclosures of cash flow information:
Cash paid for interest	$79	$71
Cash paid for taxes	$2,200	$304

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	361,564	273,770
Restricted cash included in receivable from brokers	200	-
Cash, cash equivalents and restricted cash	$361,764	$273,770

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
June 30, 2019
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

We may make direct investments in operating businesses using a variety of techniques and structures. For example, in April 2018, the Company sponsored a €110 million initial public offering of its first special purpose acquisition corporation, the Gabelli Value for Italy S.p.a., an Italian company listed on the London Stock Exchange’s Borsa Italiana AIM segment under the symbol “VALU”. VALU was created to acquire a small- to medium-sized Italian franchise business with the potential for international expansion, particularly in the United States.

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

On June 17, 2019 AC’s board of directors approved a proposed transaction between G.research and Morgan Group Holding, Co. (“Morgan Group”), an affiliated entity, which would take the form of a merger.  Pursuant to the proposed transaction Morgan Group would acquire G.research in exchange for a specified number of shares of its stock.  The transaction is subject to the execution of definitive documents and the satisfaction of customary closing conditions and regulatory approvals.  Accordingly, no assurance can be given that a binding agreement will be entered into, that the proposed transaction will be consummated or the timing thereof.

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

Total revenues by type were as follows for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Investment advisory and incentive fees
Asset-based advisory fees	$1,761	$1,843	$3,485	$3,682
Performance-based advisory fees	13	-	26	7
Sub-advisory fees	939	772	1,935	1,455
	2,713	2,615	5,446	5,144

Institutional research services
Hard dollar payments	463	765	950	1,695
Commissions	1,416	1,364	2,842	2,560
Selling concessions	197	43	197	69
	2,076	2,172	3,989	4,324

Other
Underwriting fees	19	-	19	19
Miscellaneous	13	9	19	12
	32	9	38	31

Total	$4,821	$4,796	$9,473	$9,499

Index
C.  Investment in Securities

Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.

Investments in securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.

Investments in securities, including GBL stock, at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value

Government obligations	$33,515	$33,912	$11,694	$11,707
Common stocks	290,640	275,767	244,557	213,151
Mutual funds	2,068	2,897	761	1,161
Other investments	6,889	5,858	5,285	3,941
Total investments in securities	$333,112	$318,434	$262,297	$229,960

Securities sold, not yet purchased at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019		December 31, 2018
	Proceeds	Fair Value	Proceeds	Fair Value

Common stocks	$44,680	$45,772	$10,150	$9,485
Other investments	-	238	-	89
Total securities sold, not yet purchased	$44,680	$46,010	$10,150	$9,574

Investments in affiliated registered investment companies at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value

Closed-end funds	$72,788	$90,045	$73,950	$85,090
Mutual funds	47,393	57,143	49,714	57,045
Total investments in affiliated registered investment companies	$120,181	$147,188	$123,664	$142,135

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

Index
The following table identifies the fair values of all derivatives held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of	Fair Value		Statement of	Fair Value
	Financial Condition Location	June 30, 2019	December 31, 2018	Financial Condition Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$285	$204	Payable to brokers	$-	$-

Sub total		$285	$204		$-	$-

Derivatives not designated as hedging instruments under FASB ASC 815-20
Equity contracts	Investments in securities	$176	$464	Securities sold, not yet purchased	$252	$89

Sub total		$176	$464		$252	$89

Total derivatives		$461	$668		$252	$89

The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months ended June 30,		Six Months ended June 30,
		2019	2018	2019	2018

Foreign exchange contracts	Net gain/(loss) from investments	$(13)	$102	$69	$102
Equity contracts	Net gain/(loss) from investments	10	874	(2,012)	2,652

Total		$(3)	$976	$(1,943)	$2,754

At June 30, 2019 and December 31, 2018, we held derivative contracts on 1.1 million and 1.0 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition. Except for the foreign exchange contract entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.

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

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Recognized Assets	Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
June 30, 2019	$64	$-	$64	$(64)	$-	$-
December 31, 2018	416	-	416	(89)	-	327

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Recognized Liabilities	Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
June 30, 2019	$238	$-	$238	$(64)	$-	$174
December 31, 2018	89	-	89	(89)	-	-

Index
D.  Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities (“Affiliated Entities”) in which the Company had investments totaling $118.2 million and $100.1 million at June 30, 2019 and December 31, 2018, respectively, and whose underlying assets consist primarily of marketable securities. We also had investments in unaffiliated partnerships, offshore funds and other entities (“Unaffiliated Entities”) of $18.9 million and $18.6   million at June 30, 2019 and December 31, 2018, respectively. We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

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

The following table highlights the number of entities that we consolidate as well as the basis under which they are consolidated:

	VIEs	VOEs
Entities consolidated at December 31, 2017	1	3
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at June 30, 2018	1	5
Additional consolidated entities	-	-
Deconsolidated entities	-	-
Entities consolidated at December 31, 2018	1	5
Additional consolidated entities	-	-
Deconsolidated entities	-	-
Entities consolidated at June 30, 2019	1	5

Index
The following table includes the net impact by line item on the condensed consolidated statements of financial condition for the consolidated entities (in thousands):

	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	347,537	$14,027	$361,564
Investments in securities (including GBL stock)	188,012	130,422	318,434
Investments in affiliated investment companies	198,270	(51,082)	147,188
Investments in partnerships	158,553	(21,463)	137,090
Receivable from brokers	8,770	15,393	24,163
Investment advisory fees receivable	1,284	(25)	1,259
Other assets	14,441	21	14,462
Total assets	$916,867	$87,293	$1,004,160
Liabilities and equity
Securities sold, not yet purchased	$16,297	$29,713	$46,010
Accrued expenses and other liabilities	16,382	7,912	24,294
Redeemable noncontrolling interests	-	49,668	49,668
Total equity	884,188	-	884,188
Total liabilities and equity	$916,867	$87,293	$1,004,160

	December 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$396,074	$13,490	$409,564
Investments in securities (including GBL stock)	131,764	98,196	229,960
Investments in affiliated investment companies	193,006	(50,871)	142,135
Investments in partnerships	138,119	(19,390)	118,729
Receivable from brokers	7,998	16,631	24,629
Investment advisory fees receivable	4,427	(33)	4,394
Other assets	24,551	471	25,022
Total assets	$895,939	$58,494	$954,433
Liabilities and equity
Securities sold, not yet purchased	$4,631	$4,943	$9,574
Accrued expenses and other liabilities	25,060	3,751	28,811
Redeemable noncontrolling interests	-	49,800	49,800
Total equity	866,248	-	866,248
Total liabilities and equity	$895,939	$58,494	$954,433

Index
The following table includes the net impact by line item on the condensed consolidated statements of income for the consolidated entities (in thousands):

	Three Months Ended June 30, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$5,001	$(180)	$4,821
Total expenses	7,657	315	7,972
Operating loss	(2,656)	(495)	(3,151)
Total other income, net	1,447	1,579	3,026
Income/(loss) before income taxes	(1,209)	1,084	(125)
Income tax benefit	(277)	-	(277)
Net income/(loss) before NCI	(932)	1,084	152
Net income attributable to noncontrolling interests	-	1,084	1,084
Net loss	$(932)	$-	$(932)

	Three Months Ended June 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,812	$(16)	$4,796
Total expenses	7,774	468	8,242
Operating loss	(2,962)	(484)	(3,446)
Total other income, net	18,174	1,523	19,697
Income before income taxes	15,212	1,039	16,251
Income tax expense	3,388	-	3,388
Net income before NCI	11,824	1,039	12,863
Net income attributable to noncontrolling interests	-	1,039	1,039
Net income	$11,824	$-	$11,824

	Six Months Ended June 30, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$9,818	$(345)	$9,473
Total expenses	19,119	1,381	20,500
Operating loss	(9,301)	(1,726)	(11,027)
Total other income, net	37,430	4,317	41,747
Income before income taxes	28,129	2,591	30,720
Income tax expense	5,914	-	5,914
Net income before NCI	22,215	2,591	24,806
Net income attributable to noncontrolling interests	-	2,591	2,591
Net income	$22,215	$-	$22,215

	Six Months Ended June 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$9,532	$(33)	$9,499
Total expenses	16,215	980	17,195
Operating loss	(6,683)	(1,013)	(7,696)
Total other income/(expense), net	(7,068)	1,909	(5,159)
Income/(loss) before income taxes	(13,751)	896	(12,855)
Income tax benefit	(3,346)	-	(3,346)
Net income/(loss) before NCI	(10,405)	896	(9,509)
Net income attributable to noncontrolling interests	-	896	896
Net loss	$(10,405)	$-	$(10,405)

Index
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

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in this VIE (in thousands):

	June 30, 2019	December 31, 2018

Cash and cash equivalents	$1,997	$2,560
Investments in securities	9,579	7,253
Receivable from brokers	212	553
Other assets	-	(11)
Accrued expenses and other liabilities	(50)	(31)
Redeemable noncontrolling interests	(511)	(419)
AC Group’s net interests in consolidated VIE	$11,227	$9,905

E.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Investments in certain entities that calculate net asset value per share and other investments that are not held at fair value are provided as separate items to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total amounts presented in the condensed consolidated statements of financial condition.

The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (except for Investment Partnerships) (in thousands):

	June 30, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Using NAV as Fair Value (a)	Other Assets Not Held at Fair Value (b)	Total
Cash equivalents	$361,564	$-	$-	$-	$-	$361,564
Investments in partnerships	-	-	-	132,744	4,346	137,090
Investments in securities (including GBL stock):
Gov’t obligations	33,912			-	-	33,912
Common stocks	275,499	77	191	-	-	275,767
Mutual funds	2,897	-	-	-	-	2,897
Other	1,432	171	4,255	-	-	5,858
Total investments in securities	313,740	248	4,446	-	-	318,434
Investments in affiliated registered investment companies:
Closed-end funds	90,045	-	-	-	-	90,045
Mutual funds	57,143	-	-	-	-	57,143
Total investments in affiliated registered investment companies	147,188	-	-	-	-	147,188
Total investments	460,928	248	4,446	132,744	4,346	602,712
Total assets at fair value	$822,492	$248	$4,446	$132,744	$4,346	$964,276
Liabilities
Common stocks	$45,772	$-	$-	$-	$-	$45,772
Other	-	238	-	-	-	238
Securities sold, not yet purchased	$45,772	$238	$-	$-	$-	$46,010

Index
	December 31, 2018
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Using NAV as Fair Value (a)	Other Assets Not Held at Fair Value (b)	Total
Cash equivalents	$407,239	$-	$-	$-	$-	$407,239
Investments in partnerships	-	-	-	114,449	4,280	118,729
Investments in securities (including GBL stock):
Gov’t obligations	11,707	-	-	-	-	11,707
Common stocks	205,978	7,161	12	-	-	213,151
Mutual funds	1,161	-	-	-	-	1,161
Other	19	464	3,458	-	-	3,941
Total investments in securities	218,865	7,625	3,470	-	-	229,960
Investments in affiliated registered investment companies:
Closed-end funds	85,090	-	-	-	-	85,090
Mutual funds	57,045	-	-	-	-	57,045
Total investments in affiliated registered investment companies	142,135	-	-	-	-	142,135
Total investments	361,000	7,625	3,470	114,449	4,280	490,824
Total assets at fair value	$768,239	$7,625	$3,470	$114,449	$4,280	$898,063
Liabilities
Common stocks	$9,485	$-	$-	$-	$-	$9,485
Other	-	89	-	-	-	89
Securities sold, not yet purchased	$9,485	$89	$-	$-	$-	$9,574

(a)
Amounts include certain equity method investments in Investment Partnerships which qualify for investment company specialized accounting. These Investment Partnerships account for their financial assets and liabilities using fair value measures and, therefore, the Company’s investment approximates fair value. At June 30, 2019 and December 31, 2018, investments in these Investment Partnerships were $124,445 and $105,020, respectively. In addition, certain investments in Investment Partnerships were held by a consolidated entity. At June 30, 2019 and December 31, 2018, these amounts were $8,300 and $9,429, respectively. None of these investments have been classified in the fair value hierarchy.

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

Index
The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$33	$3,311	$3,344	$607	$2,140	$2,747
Total gains/(losses)	158	944	1,102	8	(2,422)	(2,414)
Purchases	-	-	-	-	4,758	4,758
Sales	-	-	-	-	(11)	(11)
Transfers	-	-	-	(25)	-	(25)
Ending balance	$191	$4,255	$4,446	$590	$4,465	$5,055
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$158	$944	$1,102	$8	$(2,430)	$(2,422)

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended June 30, 2018, the Company transferred an investment with a value of approximately $25,000 from Level 3 to Level 1. The reclassification was due to increased availability of market price quotations and was based on the value at the beginning of the period in which the transfer occurred.

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$12	$3,458	$3,470	$618	$1,169	$1,787
Consolidated fund					984	984
Total gains/(losses)	116	797	913	(3)	(2,415)	(2,418)
Purchases	-	-	-	-	4,758	4,758
Sales	-	-	-	-	(31)	(31)
Transfers	63	-	63	(25)	-	(25)
Ending balance	$191	$4,255	$4,446	$590	$4,465	$5,055
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$116	$797	$913	$9	$(2,430)	$(2,421)

During the six months ended June 30, 2019, the Company transferred an investment with a value of approximately $63,000 from Level 1 to Level 3 due to the unavailability of observable inputs.

Index
F.  Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2019 and June 30, 2018 was 232.4% and 20.8%, respectively. The ETR in the second quarter of 2019 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit), the benefit of (a) the donation of appreciated securities and (b) the dividends received deduction and (c) noncontrolling interest in consolidated partnerships and a true up of the tax expense from the first quarter of 2019 for the same items. The  ETR  in  the  second  quarter  of  2018  differs  from  the  standard  corporate  tax  rate  of  21% primarily due to state and local taxes (net of federal benefit).

The ETR for the six months ended June 30, 2019 and June 30, 2018 was 19.3% and 26.0%, respectively. The 2019 year-to-date ETR differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the donation of appreciated securities and (c) noncontrolling interest consolidated partnerships.

G.  Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding RSAs. There were no outstanding AC RSAs during the six months ended June 30, 2019 and 2018.

Index
The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended June 30,
(amounts in thousands, except per share amounts)	2019	2018
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(932)	$11,824
Weighted average shares outstanding	22,552	23,080
Basic net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$(0.04)	$0.51

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(932)	$11,824

Weighted average share outstanding	22,552	23,080
Dilutive restricted stock awards	-	-
Total	22,552	23,080
Diluted net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$(0.04)	$0.51

	Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2019	2018
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$22,215	$(10,405)
Weighted average shares outstanding	22,568	23,293
Basic net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$0.98	$(0.45)

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$22,215	$(10,405)

Weighted average share outstanding	22,568	23,293
Dilutive restricted stock awards	-	-
Total	22,568	23,293
Diluted net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$0.98	$(0.45)

H.  Stockholders’ Equity

Shares outstanding were 22.5 million and 22.6 million at June 30, 2019 and December 31, 2018, respectively.

Dividends

During the three months ended June 30, 2019 and 2018, the Company declared dividends of $0.10 per share to class A and class B shareholders.

Stock Repurchase Program

During first and second quarters of 2019, the Company repurchased approximately 10 thousand and 43 thousand shares at an average price of $40.03 per share and $38.23 per share for a total investment of $0.4 million and $1.6 million, respectively.  During first and second quarters of 2018, the Company repurchased approximately 507 thousand and 141 thousand shares at an average price of $35.91 and $38.07 per share for a total investment of $18.2 million and $5.4 million, respectively.

Index
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

Stock Award and Incentive Plan

On November 30, 2015, in connection with the Spin-off, the Company issued 554,100 AC RSA shares to GAMCO employees (including GAMCO employees who became AC employees) who held 554,100 GAMCO RSA shares at that date. The purpose of the issuance was to ensure that any employee who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off. In accordance with GAAP, we have allocated the stock compensation costs of both the AC RSAs and the GAMCO RSAs between GAMCO and AC based upon the allocation of each employee’s responsibilities between the companies. The vesting of the GAMCO RSAs outstanding was accelerated in the first quarter of 2018. There were no AC RSAs outstanding at June 30, 2019 and 2018.

There were no RSAs issued by AC during the three and six months ended June 30, 2019 or 2018.

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

As of June 30, 2019, there were 157,300 Phantom RSAs outstanding. The unrecognized compensation cost related to these was $5.0 million which is expected to be recognized over a weighted-average period of 2.4 years.

For the six and three months ended June 30, 2019 the Company recorded approximately $0.7 million and $0.3 million in stock-based compensation expense, respectively.  For the six months ended June 30, 2018 the Company recorded approximately $0.1 million in stock-based compensation expense.  No stock-based compensation was recorded for the three months ended June 30, 2018.

Index
I.  Goodwill and Identifiable Intangible Assets

At June 30, 2019, goodwill and intangible assets on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended June 30, 2019 or June 30, 2018, and as such there was no impairment analysis performed or charge recorded.

J.  Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at June 30, 2019.

G.research has agreed to indemnify clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of June 30, 2019 and December 31, 2018, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.

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

K. Related Party Transactions

On April 23, 2019, the Company issued a promissory note for $2.1 million to our Executive Chairman.  The promissory note was re-paid with interest at 1% per annum on May 28, 2019.

L. Subsequent Events

From July 1, 2019 to August 8, 2019, the Company repurchased 21,465 shares at an average price of  $37.71 per share.

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

Event-Driven Asset Management

The event driven asset management business approaches its 35th anniversary in February 2020.  The division strategies focus on fundamental, active, event driven special situations and arbitrage.  It is led by merger arbitrage portfolios, the “Associates Funds” which returned an unleveraged +2.2% net of fees (+3.26% gross) for the first half of 2019. This strategy benefits from corporate merger and acquisitions (“M&A”) activity which reached $2.0 trillion globally in the first half of 2019.  Healthcare, E&P and technology were the most active sectors for deals. Our arbitrage team expects dealmaking to remain vibrant as the drivers for M&A remain unchanged.  The strategy is offered domestically through partnerships and separately managed accounts.  Internationally, the strategy is offered through corporations and EU regulated UCITS structures.  The team continues to build new channel partnerships including managing the Gabelli Merger Plus Trust (“GMP”) an LSE-listed investment company.  While these initiatives serve to deepen and lengthen the franchise, they also broaden the client base globally.

Index
Institutional Research Services

On June 17, 2019 AC’s board of directors approved a proposed transaction between G.research and Morgan Group Holding, Co. (“Morgan Group”), an affiliated entity, which would take the form of a merger.  Pursuant to the proposed transaction Morgan Group would acquire G.research in exchange for a specified number of shares of its stock.  The transaction is subject to the execution of definitive documents and the satisfaction of customary closing conditions and regulatory approvals.

Accordingly, no assurance can be given that a binding agreement will be entered into, that the proposed transaction will be consummated or the timing thereof.

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

During the past quarter, G.research, in coordination with Gabelli Funds, Co. hosted the 13th annual Omaha Research Symposium on May 3-4 and the 11th annual Entertainment & Broadcasting Conference on June 6, 2019. On July 11, we co-hosted a conference on Rule 852(b)(6), the Dynamics and Implications for the Fund Industry. Industry participants and members from the academic community covered a number of topics including "heartbeat trades" and innovations in the active ETF market.

-	the 25th Aerospace and Defense Conference in New York on September 5th
-	the 43rd Annual Gabelli Automotive Aftermarket Conference on November 4th – 6th
-	The Gabelli – Columbia Business School Healthcare Symposium on November 22nd

In addition, G.research continues to sponsor non-deal roadshows providing corporate management access to our institutional clients.

For frequent, real-time updates from our research team on social media platforms, we invite you to visit GabelliTV, our online portal, at YouTube (www.youtube.com/GabelliTV) or Facebook (www.facebook.com/GabelliTV).

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

Condensed Consolidated Statements of Financial Condition

We ended the second quarter of 2019 with approximately $918 million in cash and investments, net of securities sold, not yet purchased of $46 million. This includes $362 million of cash and cash equivalents; $34 million of short-term U.S. Treasury obligations; $238 million of securities, net of securities sold, not yet purchased, including shares of GAMCO and Gabelli Value for Italy S.p.a. with market values of $58 million and $9 million, respectively; and $284 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $90 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $884 million or $39.21 per share at June 30, 2019 compared to $866 million or $38.36 per share on December 31, 2018. The increase in equity from the end of 2018 is driven primarily by our net income of $22 million.

Index
RESULTS OF OPERATIONS

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Investment advisory and incentive fees	$2,713	$2,615	$5,446	$5,144
Institutional research services	2,076	2,172	3,989	4,324
Other	32	9	38	31
Total revenues	4,821	4,796	9,473	9,499
Expenses
Compensation	5,584	5,870	11,480	12,194
Stock-based compensation	284	-	699	72
Other operating expenses	2,104	2,372	8,321	4,929
Total expenses	7,972	8,242	20,500	17,195
Operating loss	(3,151)	(3,446)	(11,027)	(7,696)
Other income/(expense)
Net gain/(loss) from investments	(234)	16,571	34,745	(10,959)
Interest and dividend income	3,295	3,165	7,081	5,872
Interest expense	(35)	(39)	(79)	(72)
Total other income/(expense), net	3,026	19,697	41,747	(5,159)
Income/(loss) before income taxes	(125)	16,251	30,720	(12,855)
Income tax expense/(benefit)	(277)	3,388	5,914	(3,346)
Net income/(loss)	152	12,863	24,806	(9,509)
Net income attributable to noncontrolling interests	1,084	1,039	2,591	896
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(932)	$11,824	$22,215	$(10,405)

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$(0.04)	$0.51	$0.98	$(0.45)
Diluted	(0.04)	0.51	0.98	(0.45)

See accompanying notes.

Three Months Ended June 30, 2019 Compared To Three Months Ended June 30, 2018

Overview

Our operating loss for the quarter was $3.2 million compared to $3.5 million for the comparable quarter of 2018. The decrease in operating loss was driven by lower operating expenses, primarily management fee. Other income was a gain of $3.0 million in the 2019 quarter compared to a gain of $19.7 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax benefit in the current quarter of $0.3 million compared to an expense of $3.4 million in the year ago quarter. Consequently, our current quarter net loss was $0.9 million, or $(0.04) per diluted share, compared to net income of $11.8 million, or $0.51 per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $4.8 million for the quarter ended June 30, 2019, in line with the prior year period.

Index
We earn advisory fees based on the average level of AUM in our products. Advisory fees were $2.7 million for the 2019 quarter compared to $2.6 million for the prior year quarter, an increase of $0.1 million. This increase is due to the increase in AUM to $1.6 billion in the second quarter of 2019. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically annually on December 31.  If the uncertainty surrounding the amount of variable consideration had ended on June 30, we would have recognized $(0.5) million and $2.3 million of incentive fees for the quarter ended June 30, 2019 and 2018, respectively.

Institutional research services revenues in the current year’s second quarter decreased to $2.1 million, from the prior year’s period of $2.2 million.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $5.9 million for the quarter ended June 30, 2019, compared to $5.9 million for the quarter ended June 30, 2018. Fixed compensation, which includes salaries and benefits, increased to $4.1 million for the second quarter 2019 from $3.2 million in the 2018 period. Discretionary bonus accruals were $0.9 million and $1.0 million in the first quarter of 2019 and 2018, respectively. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2019, these variable payouts were $1.8 million, up $0.2 million from $1.6 million in 2018.

For the three months ended June 30, 2019, stock-based compensation was $0.3 million with none incurred in the prior year quarter.

Management fee expense is incentive-based and entirely variable compensation equal to 10% of the aggregate adjusted pre-tax profits, which is paid to the Executive Chairman or his designees pursuant to his employment agreement with AC. In 2019, AC recorded a management fee credit of $(0.1) million due to the pre-tax operating loss incurred. There was no management fee expense in the second quarter of 2018 due to the year-to-date pre-tax loss.

Other operating expenses were $2.1 million during the second quarter of 2019 compared to $2.4 million in the prior year quarter.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment losses were $(0.2) million in the 2019 quarter versus $16.6 million in the comparable 2018 quarter reflecting mark-to-market changes in the value of our investments.

Interest and dividend income increased to $3.3 million in the 2019 quarter from $3.1 million in the 2018 quarter primarily due to higher interest rates on our cash balances and US Treasuries and increased dividend income offset by interest earned on the GAMCO Note in the prior year’s quarter due to principal payments received.

Six Months Ended June 30, 2019 Compared To Six Months Ended June 30, 2018

Overview

Our operating loss for the year-to-date period was $11.0 million compared to $7.7 million for the comparable period of 2018.  Revenues were in line with the prior year amount.  Investment income increased to $41.7 million in the 2019 period from a loss of $5.2 million in the prior year’s period primarily due to mark-to-market gains on our investment portfolio and the adoption of ASU 2016-01 on January 1, 2018. Stock-based compensation fell by $0.6 million year-over-year. The Company recorded an income tax expense of $5.9 million in the current year compared to a benefit of $3.3 million in the year ago period. Consequently, our 2019 period net income increased to $22.2 million, or $0.98 per diluted share, from $(10.4) million, or $(0.45) per diluted share, in the prior year’s comparable period.

Index
Revenues

Total revenues were $9.5 million for the six month periods ended June 30, 2019 and 2018.

Advisory fees, excluding incentive fees, were $5.5 million for the 2019 six months compared to $5.1 million for the prior year six months, an increase of $0.4 million. This increase is due to the increase in AUM over the period. Incentive fees are generally not recognized until the measurement period ends, typically annually on December 31. If the measurement period had instead ended on June 30, we would have recognized $3.2 million and $2.3 million for each of the six months ended June 30, 2019 and 2018, respectively.

Institutional research services revenues in the current year’s first six months decreased to $3.9 million, from the prior year’s period of $4.3 million due to a reduction in commissions generated by our institutional research operations.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $12.2 million for the six months ended June 30, 2019, compared to $12.3 million for the six months ended June 30, 2018. Fixed compensation, which include salaries and benefits, declined to $8.6 million for the 2019 period from $9.4 million in the prior year. Discretionary bonus accruals were $1.8 million and $2.1 million in the 2019 and 2018 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the six months ended June 30, 2019 and 2018, stock-based compensation was $0.7 million and $0.1 million, respectively.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $3.2 million for the six month periods ended June 30, 2019.  No management fee expense was recorded for the six month period ended June 30, 2018 due to the year to date pre-tax loss.

Other operating expenses were $8.3 million during the first six months of 2019 compared to $4.9 million in the prior year, an increase of $3.4 million primarily due to expenses relating to a consolidated fund the Company launched in a prior year.

Other

Investment gains were $34.7 million in the 2019 six month period compared to a $11.0 million loss in the comparable 2018 period reflecting mark-to-market changes in the value of our investments.

Interest and dividend income increased to $7.0 million in the 2019 period from $5.8 million in 2018 primarily due to higher interest rates on our cash balances offset by reduced interest earned on the GAMCO Note due to principal payments received.

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

Index
Assets under management were $1.6 billion as of June 30, 2019, an increase of 5.7% and decrease of (1.6%) over the December 31, 2018 and June 30, 2018 periods, respectively. The changes were attributable to market appreciation/(depreciation) and additional investor contributions, net of redemptions.

Assets Under Management (in millions)

				% Change From
	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018

Event Merger Arbitrage	$1,422	$1,342	$1,480	6.0	(3.9)
Event-Driven Value	127	118	87	7.6	46.0
Other	58	60	66	(3.3)	(12.1)
Total AUM	$1,607	$1,520	$1,633	5.7	(1.6)

Fund flows for the three months ended June 30, 2019 (in millions):

	March 31, 2019	Market appreciation/ (depreciation)	Net cash flows	June 30, 2019

Event Merger Arbitrage	$1,401	$11	$10	$1,422
Event-Driven Value	127	2	(2)	127
Other	63	2	(7)	58
Total AUM	$1,591	$15	$1	$1,607

Fund flows for the six months ended June 30, 2019 (in millions):

	December 31, 2018	Market appreciation/ (depreciation)	Net cash flows	June 30, 2019

Event Merger Arbitrage	$1,342	$39	$41	$1,422
Event-Driven Value	118	7	2	127
Other	60	6	(8)	58
Total AUM	$1,520	$52	$35	$1,607

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

Index
Summary cash flow data is as follows (in thousands):

	Six months ended June 30,
	2019	2018
Cash flows provided by (used in):
Operating activities	$(36,080)	$(51,568)
Investing activities	(3,856)	15,000
Financing activities	(8,126)	17,179
Net increase (decrease)	(48,062)	(19,389)
Cash and cash equivalents at beginning of period	409,564	293,112
Increase in cash from consolidation	62	47
Cash and cash equivalents at end of period	$361,564	$273,770

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements. At June 30, 2019, we had total cash and cash equivalents of $362 million and $556 million in net investments. Of these amounts, $14 million and $58 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $36.1 million for the six months ended June 30, 2019 primarily due to our net income adjusted for non-cash items of $20.8 million and $76.7 million of net gains on sale of securities and net contributions to partnerships partially offset by net increases of $19.8 million to receivables and accrued expenses.  Net cash used by investing activities was $3.9 million due to net proceeds from sales of available for sale securities and return of capital distributions of $2.4 million offset by the purchase of a building for $6.3 million. Net cash used in financing activities was $8.1 million largely resulting from dividends and stock buyback payments of $6.5 million and redemptions from consolidated funds of $1.6 million.

Net cash used in operating activities was $51.6 million for the six months ended June 30, 2018 primarily due to our net loss adjusted for non-cash items of $0.7 million and $57.4 million of net increases of trading securities and net contributions to investment partnerships offset partially by net changes of $16.1 million to accrued expenses and receivables. Net cash provided by investing activities was $15.0 million due to the repayment of a short-term note. Net cash provided by financing activities was $17.2 million largely resulting from the $30 million prepayment of the GAMCO Note offset by dividends and stock buyback payments of $10.5 million and redemptions from consolidated funds of $2.3 million.

G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research had net capital, as defined, of $4.3 million, exceeding the required amount of $250,000 by $4.1 million at June 30, 2019. G.research’s net capital requirements may increase to the extent it engages in other business activities in accordance with applicable rules and regulations.

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

Management conducted an assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2019, as defined under the Exchange Act Rule 13a-15(e). As a result of this assessment, management identified a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness for the period ended June 30, 2019 resulted from turnover in the role that oversees the day-to-day accounting and financial reporting functions for the Company.  Particularly, there was not sufficient accounting personnel to separate interim financial statement preparation from senior management review of those statements. This resulted in increased risk of a material misstatement in the financial statements for the period presented.

In light of the material weakness in our internal controls, we performed additional procedures to ensure that our consolidated financial statements included in this Form 10-Q were prepared in accordance with US GAAP. Following such procedures, our management, including our principal executive officer and principal financial officer, have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-Q, in conformity with GAAP.

However, as a result of the material weakness in internal control over financial reporting described above, management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective in accordance with the Exchange Act Rule 13a-15(e).

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

Index
Part II:  Other Information

Item 1.	Legal Proceedings

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended June 30, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
04/01/19 - 4/30/19	21,428	$39.57	21,428	1,173,009
05/01/19 - 05/31/19	5,693	38.86	5,693	1,167,316
06/01/19 - 06/30/19	15,492	36.11	15,492	1,151,824
Totals	42,613	$38.15	42,613

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Kenneth D. Masiello
Name:	Kenneth D. Masiello
Title:	Chief Accounting Officer

Date: August 9, 2019