Form 10-Q
period 2019-09-30
Associated Capital Group, Inc.
filed 2019-11-12
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File No. 001-37387

ASSOCIATED CAPITAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-3965991
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

191 Mason Street, Greenwich, CT	06830

(Address of principle executive offices)	(Zip Code)

(203) 629-9595
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	AC	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 31, 2019
Class A Common Stock, .001 par value	3,466,245
Class B Common Stock, .001 par value	19,022,918

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$350,934	$409,564
Investments in securities	245,063	179,011
Investment in GBL stock (3,016,501 shares)	58,973	50,949
Investments in affiliated registered investment companies	152,453	142,135
Investments in partnerships	143,658	118,729
Receivable from brokers	23,702	24,629
Investment advisory fees receivable	1,287	4,394
Receivable from affiliates	738	1,309
Deferred tax assets, net	4,403	9,422
Goodwill and intangible assets	3,519	3,519
Other assets	8,395	10,772
Total assets	$993,125	$954,433

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$10,557	$5,511
Income taxes payable	3,888	3,577
Compensation payable	11,594	11,388
Securities sold, not yet purchased	25,475	9,574
Payable to affiliates	472	515
Accrued expenses and other liabilities	2,643	7,820
Total liabilities	54,629	38,385

Redeemable noncontrolling interests	49,699	49,800

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,569,254 and 6,537,768 shares issued, respectively; 3,473,355 and 3,530,752 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 19,022,918 and 19,054,404 shares outstanding, respectively	19	19
Additional paid-in capital	1,006,065	1,008,319
Accumulated deficit	(11,723)	(39,889)
Treasury stock, at cost (3,095,899 and 3,007,016 shares, respectively)	(105,570)	(102,207)
Total Associated Capital Group, Inc. stockholders’ equity	888,797	866,248

Total liabilities and equity	$993,125	$954,433

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Investment advisory and incentive fees	$2,753	$2,805	$8,199	$7,949
Institutional research services	2,354	1,855	6,343	6,179
Other	11	6	49	37
Total revenues	5,118	4,666	14,591	14,165
Expenses
Compensation	4,808	5,618	16,288	17,812
Stock-based compensation	256	289	955	361
Other operating expenses	3,063	2,258	11,384	7,187
Total expenses	8,127	8,165	28,627	25,360

Operating loss	(3,009)	(3,499)	(14,036)	(11,195)
Other income (expense)
Net gain/(loss) from investments	7,606	(7,977)	42,351	(18,936)
Interest and dividend income	2,618	3,466	9,699	9,338
Interest expense	(69)	(70)	(148)	(142)
Total other income (expense), net	10,155	(4,581)	51,902	(9,740)
Income/(loss) before income taxes	7,146	(8,080)	37,866	(20,935)
Income tax expense/(benefit)	1,554	(858)	7,468	(4,204)
Net income/(loss)	5,592	(7,222)	30,398	(16,731)
Net income/(loss) attributable to noncontrolling interests	(359)	157	2,232	1,053
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$5,951	$(7,379)	$28,166	$(17,784)

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$0.26	$(0.32)	$1.25	$(0.77)
Diluted	$0.26	$(0.32)	$1.25	$(0.77)

Weighted average shares outstanding:
Basic	22,514	22,979	22,550	23,187
Diluted	22,514	22,979	22,550	23,187

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income/(loss)	$5,592	$(7,222)	$30,398	$(16,731)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(359)	157	2,232	1,053

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$5,951	$(7,379)	$28,166	$(17,784)

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the three months ended March 31, 2019, June 30, 2019, and September 30, 2019

	Associated Capital Group, Inc. shareholders
	Common Stock	Accumulated Deficit	Additional Paid-in Capital	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$25	$(39,889)	$1,008,319	$(102,207)	$866,248	$49,800
Redemptions of noncontrolling interests	-	-	-	-	-	(526)
Net income	-	23,147	-	-	23,147	1,507
Purchase of treasury stock	-	-	-	(391)	(391)	-
Balance at March 31, 2019	$25	$(16,742)	$1,008,319	$(102,598)	$889,004	$50,781
Redemptions of noncontrolling interests	-	-	-	-	-	(2,197)
Net income	-	(932)	-	-	(932)	1,084
Dividends declared ($0.10 per share)	-	-	(2,254)	-	(2,254)	-
Purchase of treasury stock	-	-	-	(1,630)	(1,630)	-
Balance at June 30, 2019	$25	$(17,674)	$1,006,065	$(104,228)	$884,188	$49,668
Redemptions of noncontrolling interests	-	-	-	-	-	390
Net income	-	5,951	-	-	5,951	(359)
Purchase of treasury stock	-	-	-	(1,342)	(1,342)	-
Balance at September 30, 2019	$25	$(11,723)	$1,006,065	$(105,570)	$888,797	$49,699

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the three months ended March 31, 2018, June 30, 2018, and September 30, 2018

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230
Reclassifications pursuant to adoption of new accounting guidance	-	6,712	-	-	(6,712)	-	-	-
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(1,971)
Consolidation of certain investment funds	-	-	-	-	-	-	-	6,488
Net loss	-	(22,229)	-	-	-	-	(22,229)	(143)
Stock-based compensation expense	-	-	72	-	-	-	72	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	10,000	-	-	10,000	-
Exchange of GBL stock for AC stock	-	-	-	-	-	(17,737)	(17,737)	-
Purchase of treasury stock	-	-	-	-	-	(459)	(459)	-
Balance at March 31, 2018	$25	$(1,717)	$1,010,577	$(40,000)	$-	$(81,091)	$887,794	$50,604
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(336)
Net income/(loss)	-	11,824	-	-	-	-	11,824	1,039
Proceeds from payment of GBL 4% PIK Note	-	-	-	20,000	-	-	20,000	-
Dividends declared ($0.10 per share)		(2,302)					(2,302)	-
Purchase of treasury stock	-	-	-	-	-	(5,380)	(5,380)	-
Balance at June 30, 2018	$25	$7,805	$1,010,577	$(20,000)	$-	$(86,471)	$911,936	$51,307
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(345)
Net income/(loss)	-	(7,379)	-	-	-	-	(7,379)	157
Proceeds from payment of GBL 4% PIK Note	-	-	-	20,000	-	-	20,000	-
Purchase of treasury stock	-	-	-	-	-	(732)	(732)	-
Balance at September 30, 2018	$25	$426	$1,010,577	$-	$-	$(87,203)	$923,825	$51,119

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net income/(loss)	$30,398	$(16,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net gains from partnerships	(5,029)	(3,697)
Deferred income taxes	5,019	-
Depreciation and amortization	18	15
Stock-based compensation expense	-	72
Loss on exchange offer	-	2,127
Donated securities	1,875	-
Unrealized gains on securities	(18,450)	-
Realized gains on sales of securities	(220)	-
(Increase) decrease in assets:
Investments in trading securities	(54,357)	1,983
Investments in partnerships:
Contributions to partnerships	(22,671)	(8,077)
Distributions from partnerships	2,772	9,512
Receivable from affiliates	571	451
Goodwill and intangible assets	-	(97)
Receivable from brokers	927	19,706
Investment advisory fees receivable	3,107	4,372
Other assets	8,609	5,983
Increase (decrease) in liabilities:
Payable to brokers	5,046	44
Income taxes payable and deferred tax liabilities	311	(4,656)
Payable to affiliates	(43)	161
Compensation payable	206	(5,994)
Accrued expenses and other liabilities	(2,917)	(557)
Total adjustments	(75,226)	21,348
Net cash provided by (used in) operating activities	$(44,828)	$4,617

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Investing activities
Purchases of securities	$(1,366)	$-
Proceeds from sale of securities	2,699	-
Return of capital on securities	1,326	-
Purchase of building	(6,250)	-
Proceeds from note receivable	-	15,000
Net cash provided by (used in) investing activities	(3,591)	15,000

Financing activities
Redemptions of redeemable noncontrolling interests	(2,333)	(2,652)
Dividends paid	(4,513)	(4,666)
Purchase of treasury stock	(3,363)	(6,571)
Proceeds from payment of GBL 4% PIK Note	-	50,000
Proceeds from promissory note from Executive Chairman	2,124	-
Repayment of promissory note to Executive Chairman	(2,126)	-
Net cash provided by (used in) financing activities	(10,211)	36,111
Net increase (decrease) in cash and cash equivalents	(58,630)	55,728
Cash, restricted cash and cash equivalents at beginning of period	409,764	293,112
Increase in cash from consolidation	-	47
Cash, restricted cash and cash equivalents at end of period	$351,134	$348,887

Supplemental disclosures of cash flow information:
Cash paid for interest	$136	$141
Cash paid for taxes	$2,200	$304

Reconciliation to cash, restricted cash and cash equivalents
Cash and cash equivalents	350,934	348,887
Restricted cash included in receivable from brokers	200	200
Cash, restricted cash and cash equivalents	$351,134	$349,087

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
September 30, 2019
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

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the guidance in GAAP for the accounting for leases. ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the condensed consolidated statement of financial position. The new standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018.  The Company adopted this ASU effective January 1, 2019 with no material impact on its condensed consolidated financial statements.

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

Total revenues by type were as follows for the three and nine ended September 30, 2019 and 2018, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Investment advisory and incentive fees
Asset-based advisory fees	$1,723	$1,879	$5,208	$5,561
Performance-based advisory fees	35	27	61	34
Sub-advisory fees	995	899	2,930	2,354
	2,753	2,805	8,199	7,949

Institutional research services
Hard dollar payments	520	541	1,470	2,236
Commissions	1,365	1,284	4,207	3,844
Selling concessions	-	15	75	84
Sales manager fees	469	15	591	15
	2,354	1,855	6,343	6,179

Other
Underwriting fees	5	-	24	19
Miscellaneous	6	6	25	18
	11	6	49	37

Total	$5,118	$4,666	$14,591	$14,165

Index
C.  Investment in Securities

Investments in United States Treasury Bills and Notes with maturities of greater than three months at the time of purchase are classified as investments in securities, and those with maturities of three months or less at the time of purchase are classified as cash equivalents.

Investments in securities are stated at fair value, with any unrealized gains or losses reported in current period earnings.

Investments in securities, including GBL stock, at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value

Government obligations	$28,842	$29,335	$11,694	$11,707
Common stocks	289,127	268,951	244,557	213,151
Mutual funds	659	1,137	761	1,161
Other investments	5,776	4,613	5,285	3,941
Total investments in securities	$324,404	$304,036	$262,297	$229,960

Securities sold, not yet purchased at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019		December 31, 2018
	Proceeds	Fair Value	Proceeds	Fair Value

Common stocks	$24,894	$25,402	$10,150	$9,485
Other investments	-	73	-	89
Total securities sold, not yet purchased	$24,894	$25,475	$10,150	$9,574

Investments in affiliated registered investment companies at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value

Closed-end funds	$73,938	$95,017	$73,950	$85,090
Mutual funds	47,390	57,436	49,714	57,045
Total investments in affiliated registered investment companies	$121,328	$152,453	$123,664	$142,135

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

Index
The following table identifies the fair values of all derivatives held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of Financial Condition Location	Fair Value		Statement of Financial Condition Location	Fair Value
		September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$79	$204	Payable to brokers	$-	$-

Sub total		$79	$204		$-	$-

Derivatives not designated as hedging instruments under FASB ASC 815-20
Equity contracts	Investments in securities	$77	$464	Securities sold, not yet purchased	$73	$89

Sub total		$77	$464		$73	$89

Total derivatives		$156	$668		$73	$89

The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months ended September 30,		Nine Months ended September 30,
		2019	2018	2019	2018

Foreign exchange contracts	Net gain/(loss) from investments	$124	$36	$177	$138
Equity contracts	Net gain/(loss) from investments	1,143	652	(324)	3,304

Total		$1,267	$688	$(147)	$3,442

At September 30, 2019 and December 31, 2018, we held derivative contracts on 2.5 million and 1.0 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the condensed consolidated statements of financial condition. Except for the foreign exchange contract entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the condensed consolidated statements of income.

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

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
September 30, 2019	$77	$-	$77	$(73)	$-	$4
December 31, 2018	416	-	416	(89)	-	327

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
September 30, 2019	$73	$-	$73	$(73)	$-	$-
December 31, 2018	89	-	89	(89)	-	-

Index
D.  Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities (“Affiliated Entities”) in which the Company had investments totaling $124.7 million and $100.1 million at September 30, 2019 and December 31, 2018, respectively, and whose underlying assets consist primarily of marketable securities. We also had investments in unaffiliated partnerships, offshore funds and other entities (“Unaffiliated Entities”) of $19.0 million and $18.6   million at September 30, 2019 and December 31, 2018, respectively. We evaluate each entity to determine its appropriate accounting treatment and disclosure. For any entity where the Company has determined that it holds a variable interest, the Company performs an assessment to determine whether it qualifies as a variable interest entity (“VIE”). Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

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

The following table highlights the number of entities that we consolidate as well as the basis under which they are consolidated:

	VIEs	VOEs
Entities consolidated at December 31, 2017	1	3
Additional consolidated entities	-	2
Deconsolidated entities	-	-
Entities consolidated at September 30, 2018	1	5
Additional consolidated entities	-	-
Deconsolidated entities	-	-
Entities consolidated at December 31, 2018	1	5
Additional consolidated entities	-	-
Deconsolidated entities	-	-
Entities consolidated at September 30, 2019	1	5

Index
The following table includes the net impact by line item on the condensed consolidated statements of financial condition for the consolidated entities (in thousands):

	September 30, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	346,501	$4,433	$350,934
Investments in securities (including GBL stock)	167,129	136,907	304,036
Investments in affiliated investment companies	212,576	(60,123)	152,453
Investments in partnerships	165,088	(21,430)	143,658
Receivable from brokers	8,364	15,338	23,702
Investment advisory fees receivable	1,308	(21)	1,287
Other assets	17,017	38	17,055
Total assets	$917,983	$75,142	$993,125
Liabilities and equity
Securities sold, not yet purchased	$7,538	$17,937	$25,475
Accrued expenses and other liabilities	21,648	7,506	29,154
Redeemable noncontrolling interests	-	49,699	49,699
Total equity	888,797	-	888,797
Total liabilities and equity	$917,983	$75,142	$993,125

	December 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$396,074	$13,490	$409,564
Investments in securities (including GBL stock)	131,764	98,196	229,960
Investments in affiliated investment companies	193,006	(50,871)	142,135
Investments in partnerships	138,119	(19,390)	118,729
Receivable from brokers	7,998	16,631	24,629
Investment advisory fees receivable	4,427	(33)	4,394
Other assets	24,551	471	25,022
Total assets	$895,939	$58,494	$954,433
Liabilities and equity
Securities sold, not yet purchased	$4,631	$4,943	$9,574
Accrued expenses and other liabilities	25,060	3,751	28,811
Redeemable noncontrolling interests	-	49,800	49,800
Total equity	866,248	-	866,248
Total liabilities and equity	$895,939	$58,494	$954,433

Index
The following table includes the net impact by line item on the condensed consolidated statements of income for the consolidated entities (in thousands):

	Three Months Ended September 30, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$5,299	$(181)	$5,118
Total expenses	8,251	(124)	8,127
Operating loss	(2,952)	(57)	(3,009)
Total other income/(expense), net	10,457	(302)	10,155
Income/(loss) before income taxes	7,505	(359)	7,146
Income tax expense	1,554	-	1,554
Net income/(loss) before NCI	5,951	(359)	5,592
Net loss attributable to noncontrolling interests	-	(359)	(359)
Net income	$5,951	$-	$5,951

	Three Months Ended September 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,683	$(17)	$4,666
Total expenses	7,698	467	8,165
Operating loss	(3,015)	(484)	(3,499)
Total other income/(expense), net	(5,222)	641	(4,581)
Income/(loss) before income taxes	(8,237)	157	(8,080)
Income tax benefit	(858)	-	(858)
Net income/(loss) before NCI	(7,379)	157	(7,222)
Net income attributable to noncontrolling interests	-	157	157
Net loss	$(7,379)	$-	$(7,379)

	Nine Months Ended September 30, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$15,117	$(526)	$14,591
Total expenses	27,370	1,257	28,627
Operating loss	(12,253)	(1,783)	(14,036)
Total other income, net	47,887	4,015	51,902
Income before income taxes	35,634	2,232	37,866
Income tax expense	7,468	-	7,468
Net income before NCI	28,166	2,232	30,398
Net income attributable to noncontrolling interests	-	2,232	2,232
Net income	$28,166	$-	$28,166

	Nine Months Ended September 30, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$14,215	$(50)	$14,165
Total expenses	23,913	1,447	25,360
Operating loss	(9,698)	(1,497)	(11,195)
Total other income/(expense), net	(12,290)	2,550	(9,740)
Income/(loss) before income taxes	(21,988)	1,053	(20,935)
Income tax benefit	(4,204)	-	(4,204)
Net income/(loss) before NCI	(17,784)	1,053	(16,731)
Net income attributable to noncontrolling interests	-	1,053	1,053
Net loss	$(17,784)	$-	$(17,784)

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

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in this VIE (in thousands):

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$1,986	$2,560
Investments in securities	9,255	7,253
Receivable from brokers	473	553
Other assets	-	(11)
Accrued expenses and other liabilities	(41)	(31)
Redeemable noncontrolling interests	(447)	(419)
AC Group's net interests in consolidated VIE	$11,226	$9,905

E.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Investments in certain entities that calculate net asset value per share and other investments that are not held at fair value are provided as separate items to permit reconciliation of the fair value of investments included in the fair value hierarchy to the total amounts presented in the condensed consolidated statements of financial condition.

The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (except for Investment Partnerships) (in thousands):

	September 30, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Using NAV as Fair Value (a)	Other Assets Not Held at Fair Value (b)	Total
Cash equivalents	$349,848	$-	$-	$-	$-	$349,848
Investments in partnerships	-	-	-	139,401	4,257	143,658
Investments in securities (including GBL stock):
Gov't obligations	29,335			-	-	29,335
Common stocks	268,361	501	89	-	-	268,951
Mutual funds	1,137	-	-	-	-	1,137
Other	316	88	4,209	-	-	4,613
Total investments in securities	299,149	589	4,298	-	-	304,036
Investments in affiliated registered investment companies:
Closed-end funds	95,017	-	-	-	-	95,017
Mutual funds	57,436	-	-	-	-	57,436
Total investments in affiliated registered investment companies	152,453	-	-	-	-	152,453
Total investments	451,602	589	4,298	139,401	4,257	600,147
Total assets at fair value	$801,450	$589	$4,298	$139,401	$4,257	$949,995
Liabilities
Common stocks	$25,402	$-	$-	$-	$-	$25,402
Other	-	73	-	-	-	73
Securities sold, not yet purchased	$25,402	$73	$-	$-	$-	$25,475

Index
	December 31, 2018
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments Using NAV as Fair Value (a)	Other Assets Not Held at Fair Value (b)	Total
Cash equivalents	$407,239	$-	$-	$-	$-	$407,239
Investments in partnerships	-	-	-	114,449	4,280	118,729
Investments in securities (including GBL stock):
Gov't obligations	11,707	-	-	-	-	11,707
Common stocks	205,978	7,161	12	-	-	213,151
Mutual funds	1,161	-	-	-	-	1,161
Other	19	464	3,458	-	-	3,941
Total investments in securities	218,865	7,625	3,470	-	-	229,960
Investments in affiliated registered investment companies:
Closed-end funds	85,090	-	-	-	-	85,090
Mutual funds	57,045	-	-	-	-	57,045
Total investments in affiliated registered investment companies	142,135	-	-	-	-	142,135
Total investments	361,000	7,625	3,470	114,449	4,280	490,824
Total assets at fair value	$768,239	$7,625	$3,470	$114,449	$4,280	$898,063
Liabilities
Common stocks	$9,485	$-	$-	$-	$-	$9,485
Other	-	89	-	-	-	89
Securities sold, not yet purchased	$9,485	$89	$-	$-	$-	$9,574

(a)
Amounts include certain equity method investments in Investment Partnerships which qualify for investment company specialized accounting. These Investment Partnerships account for their financial assets and liabilities using fair value measures and, therefore, the Company’s investment approximates fair value. At September 30, 2019 and December 31, 2018, investments in these Investment Partnerships were $131,082 and $105,020, respectively. In addition, certain investments in Investment Partnerships were held by a consolidated entity. At September 30, 2019 and December 31, 2018, these amounts were $8,319 and $9,429, respectively. None of these investments have been classified in the fair value hierarchy.

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

Index
The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$191	$4,255	$4,446	$590	$4,465	$5,055
Total gains/(losses)	(102)	(46)	(148)	2	2	4
Purchases	-	-	-	-	15	15
Sales	-	-	-	-	-	-
Transfers	-	-	-	(580)	53	(527)
Ending balance	$89	$4,209	$4,298	$12	$4,535	$4,547
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$(102)	$(46)	$(148)	$2	$2	$4

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended September 30, 2018, the Company transferred an investment with a value of approximately $580,000 from Level 3 to Level 1. The reclassification was due to increased availability of market price quotations and was based on the value at the beginning of the period in which the transfer occurred.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$12	$3,458	$3,470	$618	$1,169	$1,787
Consolidated fund					984	984
Total gains/(losses)	14	751	765	(1)	(2,413)	(2,414)
Purchases	-	-	-	-	4,773	4,773
Sales	-	-	-	-	(31)	(31)
Transfers	63	-	63	(605)	53	(552)
Ending balance	$89	$4,209	$4,298	$12	$4,535	$4,547
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$14	$751	$765	$-	$(2,429)	$(2,429)

During the nine months ended September 30, 2019 the Company transferred an investment with a value of approximately $63,000 from Level 1 to Level 3 due to the unavailability of observable inputs.  During the nine months ended September 30, 2018, the Company transferred an investment with a value of approximately $605,000 from Level 3 to Level 1 due to increased availability of market price quotations.

Index
F.  Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2019 and September 30, 2018 was 21.7% and 10.6%, respectively. The ETR in the third quarter of 2019 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit), the benefit of (a) the donation of appreciated securities and (b) the dividends received deduction. The  ETR  in  the  third  quarter  of  2018  differs  from  the  standard  corporate  tax  rate  of  21% primarily due to state and local taxes (net of federal benefit) and the impact of (a) income attributable to noncontrolling interests, (b) the donation of appreciated securities, and (c) the dividends received deduction.

The ETR for the nine months ended September 30, 2019 and September 30, 2018 was 19.7% and 20.1%, respectively. The 2019 year-to-date ETR differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the donation of appreciated securities, and (c) the dividends received deduction, and (d) income attributable to noncontrolling interests.

G.  Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) per share attributable to our shareholders by the weighted average number of shares outstanding during the period, adjusted for the dilutive effect of outstanding RSAs. There were no outstanding AC RSAs during the nine months ended September 30, 2019 and 2018.

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2019	2018	2019	2018
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$5,951	$(7,379)	$28,166	$(17,784)
Weighted average shares outstanding	22,514	22,979	22,550	23,187
Basic net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share	$0.26	$(0.32)	$1.25	$(0.77)

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$5,951	$(7,379)	$28,166	$(17,784)

Weighted average share outstanding	22,514	22,979	22,550	23,187
Dilutive restricted stock awards	-	-	-	-
Total	22,514	22,979	22,550	23,187
Diluted net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share	$0.26	$(0.32)	$1.25	$(0.77)

H.  Stockholders’ Equity

Shares outstanding were 22.5 million and 22.6 million at September 30, 2019 and December 31, 2018, respectively.

Dividends

During the nine months ended September 30, 2019 and 2018, the Company declared dividends of $0.10 per share to class A and class B shareholders.

Stock Repurchase Program

For the three months ended September 30, 2019 and 2018, the Company repurchased approximately 36 thousand and 20 thousand shares at an average price of $36.75 per share and $36.27 per share for a total investment of $1.3 million and $0.7 million, respectively.  During nine months ended September 30, 2019 and 2018, the Company repurchased approximately 89 thousand and 668 thousand shares at an average price of $37.81 and $36.37 per share for a total investment of $3.4 million and $24.3 million, respectively.

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

Stock Award and Incentive Plan

On November 30, 2015, in connection with the Spin-off, the Company issued 554,100 AC RSA shares to GAMCO employees (including GAMCO employees who became AC employees) who held 554,100 GAMCO RSA shares at that date. The purpose of the issuance was to ensure that any employee who had GAMCO RSAs were granted an equal number of AC RSAs so that the total value of the RSAs post-spin-off was equivalent to the total value pre-spin-off. In accordance with GAAP, we have allocated the stock compensation costs of both the AC RSAs and the GAMCO RSAs between GAMCO and AC based upon the allocation of each employee’s responsibilities between the companies. The vesting of the GAMCO RSAs outstanding was accelerated in the first quarter of 2018. There were no AC RSAs outstanding at September 30, 2019 and 2018 and during the nine month periods then ended.

There were no RSAs issued by AC during the three and nine months ended September 30, 2019 or 2018.

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

Pursuant to ASC 718, the Phantom RSAs will be treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur.

As of September 30, 2019, there were 157,300 Phantom RSAs outstanding. The unrecognized compensation cost related to these was $4.0 million which is expected to be recognized over a weighted-average period of 2.1 years.

For the nine and three months ended September 30, 2019 the Company recorded approximately $1.0 million and $0.3 million in stock-based compensation expense, respectively.  For the nine and three months ended September 30, 2018 the Company recorded approximately $0.4 million and $0.3 million in stock-based compensation expense, respectively.

Index
I.  Goodwill and Identifiable Intangible Assets

At September 30, 2019, goodwill and intangible assets on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended September 30, 2019 or September 30, 2018, and as such there was no impairment analysis performed or charge recorded.

J.  Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at September 30, 2019.

G.research has agreed to indemnify clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of September 30, 2019 and December 31, 2018, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.

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

L. Subsequent Events

On October 11, 2019, the research service agreements between the Company and two wholly-owned subsidiaries of GBL, GAMCO Asset Management, Inc. and Gabelli Funds, LLC, were agreed to be terminated effective January 1, 2020.  Additionally, compensation and other related costs are expected to decrease.

On October 31, 2019, the Company closed on the transaction whereby Morgan Group Holding Co. (“Morgan Group”), an entity under common control of the majority shareholder of AC, acquired G.research in exchange for 50 million shares of its stock.  In addition, immediately prior to the closing, 5.15 million Morgan Group shares were issued under a private placement for $515,000.  Subsequent to the transaction and private placement, AC has an 83.3% ownership interest in Morgan Group and will consolidate the entity, which now includes G.research.  As the transaction is among entities under common control, all assets, liabilities and noncontrolling interest will be accounted for at historical cost.  As Morgan Group is a shell company with minimal assets and income and G.research will continue to be consolidated both before and after the transaction, ACs consolidated statement of financial condition and statement of operations will not be materially different.

During the period from October  1,  2019  to November  8,  2019,  the  Company  repurchased  7,110 shares  at  an  average  price  of  $36.39 per share.

On November 8, 2019, the Company declared a semi-annual dividend of $0.10 per share payable January 9, 2020 to shareholders of record on December 26, 2019.

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

Event-Driven Asset Management

The event driven asset management business approaches its 35th anniversary in February 2020.  The division strategies focus on fundamental, active, event driven special situations and arbitrage.  It is led by merger arbitrage portfolios, the “Associates Funds” which returned an unleveraged +3.51% net of fees (+5.17% gross) for the first nine months of 2019. This strategy benefits from corporate merger and acquisitions (“M&A”) activity which reached $2.8 trillion globally in the first nine months of 2019.  Healthcare, E&P and technology were the most active sectors for deals. Our arbitrage team expects deal making to remain vibrant as the drivers for M&A remain unchanged.  The strategy is offered domestically through partnerships and separately managed accounts.  Internationally, the strategy is offered through corporations and EU regulated UCITS structures.  The team continues to build new channel partnerships including managing the Gabelli Merger Plus Trust (“GMP”) an LSE-listed investment company.  While these initiatives serve to deepen and lengthen the franchise, they also broaden the client base globally.

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

On October 31, 2019, the Company closed on the transaction whereby Morgan Group Holding Co. (“Morgan Group”), an entity under common control of the majority shareholder of AC, acquired G.research in exchange for 50 million shares of its stock. In addition, management acquired 5.15 million Morgan Group shares under a private placement for $515,000. Subsequent to the transaction and private placement, AC has an 83.3% ownership interest in Morgan Group and will consolidate the entity, which now includes G.research.

On July 11, 2019, we co-hosted a conference on Rule 852(b)(6), the Dynamics and Implications for the Fund Industry.  During the past quarter, G.research, in cooperation with Gabelli Funds, Co. hosted the 25th Aerospace and Defense Conference in New York on September 5th.  The schedule of upcoming conferences for the balance of the year include:

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

Condensed Consolidated Statements of Financial Condition

We ended the third quarter of 2019 with approximately $926 million in cash and investments, net of securities sold, not yet purchased of $25 million. This includes $351 million of cash and cash equivalents; $29 million of short-term U.S. Treasury obligations; $250 million of securities, net of securities sold, not yet purchased, including shares of GAMCO and Gabelli Value for Italy S.p.a. with market values of $59 million and $9 million, respectively; and $296 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $95 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $889 million or $39.51 per share at September 30, 2019 compared to $866 million or $38.36 per share on December 31, 2018. The increase in equity from the end of 2018 is driven primarily by our net income of $28 million.

Index
RESULTS OF OPERATIONS

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Investment advisory and incentive fees	$2,753	$2,805	$8,199	$7,949
Institutional research services	2,354	1,855	6,343	6,179
Other	11	6	49	37
Total revenues	5,118	4,666	14,591	14,165
Expenses
Compensation	4,808	5,618	16,288	17,812
Stock-based compensation	256	289	955	361
Management fee	833	-	3,959	-
Other operating expenses	2,230	2,258	7,425	7,187
Total expenses	8,127	8,165	28,627	25,360
Operating loss	(3,009)	(3,499)	(14,036)	(11,195)
Other income/(expense)
Net gain/(loss) from investments	7,606	(7,977)	42,351	(18,936)
Interest and dividend income	2,618	3,466	9,699	9,338
Interest expense	(69)	(70)	(148)	(142)
Total other income/(expense), net	10,155	(4,581)	51,902	(9,740)
Income/(loss) before income taxes	7,146	(8,080)	37,866	(20,935)
Income tax expense/(benefit)	1,554	(858)	7,468	(4,204)
Net income/(loss)	5,592	(7,222)	30,398	(16,731)
Net income/(loss) attributable to noncontrolling interests	(359)	157	2,232	1,053
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$5,951	$(7,379)	$28,166	$(17,784)

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic	$0.26	$(0.32)	$1.25	$(0.77)
Diluted	0.26	(0.32)	1.25	(0.77)

Three Months Ended September 30, 2019 Compared To Three Months Ended September 30, 2018

Overview

Our operating loss for the quarter was $3.0 million compared to $3.5 million for the comparable quarter of 2018. The decrease in operating loss was attributable to higher revenues of $0.5 million.  Other income was a gain of $10.2 million in the 2019 quarter compared to a loss of $(4.6) million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax expense in the current quarter of $1.6 million compared to a benefit of $(0.9) million in the year ago quarter. Consequently, our current quarter net income was $5.9 million, or $0.26 per diluted share, compared to net loss of $(7.4) million, or $(0.32) per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $5.1 million for the quarter ended September 30, 2019, $0.4 million higher than the prior year period.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $2.8 million for 2019, unchanged for the comparable quarter of 2018.  AUM of $1.7 billion increased $0.1 billion in the current from prior year quarter. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically annually on December 31.  If the uncertainty surrounding the amount of variable consideration had ended on September 30, we would have recognized $2.2 million and $0.7 million of incentive fees for the quarters ended September 30, 2019 and 2018, respectively.

Index
Institutional research services revenues in the current year’s third quarter increased to $2.4 million, from the prior year’s period of $1.9 million due to an increase in sales manager fees related to secondary offerings.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $4.8 million for the quarter ended September 30, 2019, compared to $5.6 million for the quarter ended September 30, 2018. Fixed compensation, which includes salaries and benefits, remained unchanged at $2.9 million each quarter was unchanged. Discretionary bonus accruals were $0.6 million and $1.0 million in the third quarter of 2019 and 2018, respectively. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2019, these variable payouts were $1.3 million, down $0.4 million from $1.7 million in 2018.

For the three months ended September 30, 2019 and 2018, stock-based compensation was $0.3 million in both periods.

Management fee expense is incentive-based and entirely variable compensation equal to 10% of the aggregate adjusted pre-tax profits, which is paid to the Executive Chairman or his designees pursuant to his employment agreement with AC. In 2019, AC recorded a management fee of $0.8 million. There was no management fee expense in the third quarter of 2018 due to the year-to-date pre-tax loss.

Other operating expenses were $2.2 million during the third quarter of 2019 compared to $2.3 million in the prior year quarter.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $7.6 million in the 2019 quarter versus a loss of $(8.0) million in the comparable 2018 quarter reflecting mark-to-market changes in the value of our investments.

Interest and dividend income decreased to $2.6 million in the 2019 quarter from $3.5 million in the 2018 quarter.

Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018

Overview

Our operating loss for the year-to-date period was $14.0 million compared to $11.2 million for the comparable period of 2018.  Revenues were higher by $0.4 million over the prior year amount.  Investment income increased to $51.9 million in the 2019 period from a loss of $9.7 million in the prior year’s period primarily due to mark-to-market gains on our investment portfolio. Stock-based compensation increased by $0.6 million period-over-period. The Company recorded an income tax expense of $7.5 million in the current year compared to a benefit of $4.2 million in the year ago period. Consequently, our 2019 period net income increased to $28.2 million, or $1.25 per diluted share, from $(17.8) million, or $(0.77) per diluted share, in the prior year’s comparable period.

Index
Revenues

Total revenues were $14.6 million and $14.2 million for the nine month periods ended September 30, 2019 and 2018, respectively.

Investment advisory and incentive fees were $8.2 million for the 2019 nine months compared to $8.0 million for the prior year nine months, an increase of $0.2 million. This increase is due to the increase in AUM over the period. Incentive fees are generally not recognized until the measurement period ends, typically annually on December 31. If the measurement period had instead ended on September 30, we would have recognized $5.3 million and $3.0 million for each of the nine months ended September 30, 2019 and 2018, respectively.

Institutional research services revenues in the current year’s first nine months increased to $6.3 million, from the prior year’s period of $6.2 million.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $16.3 million for the nine months ended September 30, 2019, compared to $17.8 million for the nine months ended September 30, 2018. Fixed compensation, which include salaries and benefits, declined to $9.0 million for the 2019 period from $10.0 million in the prior year. Discretionary bonus accruals were $2.4 million and $3.1 million in the 2019 and 2018 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

For the nine months ended September 30, 2019 and 2018, stock-based compensation was $1.0 million and $0.4 million, respectively.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $4.0 million for the nine month period ended September 30, 2019.  No management fee expense was recorded for the nine month period ended September 30, 2018 due to the year to date pre-tax loss.

Other operating expenses were $7.4 million during the first nine months of 2019 compared to $7.2 million in the prior year.

Other

Investment gains were $42.4 million in the 2019 nine month period compared to a loss of $(18.9) million loss in the comparable 2018 period reflecting mark-to-market changes in the value of our investments.

Interest and dividend income increased to $9.7 million in the 2019 period from $9.3 million in 2018.

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

Assets under management were $1.7 billion as of September 30, 2019, an increase of 8.6% and increase of 2.0% over the December 31, 2018 and September 30, 2018 periods, respectively. The changes were attributable to market appreciation/(depreciation) and additional investor contributions, net of redemptions.

Assets Under Management (in millions)

				% Change From
	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2018

Event Merger Arbitrage	$1,466	$1,342	$1,466	9.2	-
Event-Driven Value	128	118	89	8.5	43.8
Other	57	60	64	(5.0)	(10.9)
Total AUM	$1,651	$1,520	$1,619	8.6	2.0

Fund flows for the three months ended September 30, 2019 (in millions):

	June 30, 2019	Market appreciation/ (depreciation)	Net cash flows	September 30, 2019

Event Merger Arbitrage	$1,422	$(9)	$53	$1,466
Event-Driven Value	127	(2)	3	128
Other	58	(1)	-	57
Total AUM	$1,607	$(12)	$56	$1,651

Fund flows for the nine months ended September 30, 2019 (in millions):

	December 31, 2018	Market appreciation/ (depreciation)	Net cash flows	September 30, 2019

Event Merger Arbitrage	$1,342	$30	$94	$1,466
Event-Driven Value	118	5	5	128
Other	60	5	(8)	57
Total AUM	$1,520	$40	$91	$1,651

Index
OPEN LIQUIDITY AND CAPITAL RESOURCES

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

Summary cash flow data is as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Cash flows provided by (used in):
Operating activities	$(44,828)	$4,617
Investing activities	(3,591)	15,000
Financing activities	(10,211)	36,111
Net increase (decrease)	(58,630)	55,728
Cash and cash equivalents at beginning of period	409,564	293,112
Increase in cash from consolidation	-	47
Cash and cash equivalents at end of period	$350,934	$348,887

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements. At September 30, 2019, we had total cash and cash equivalents of $351 million and $575 million in net investments. Of these amounts, $7 million and $37 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $44.8 million for the nine months ended September 30, 2019 primarily due to $74.3 million of net increases of trading securities and net contributions to investment partnerships partially offset by our net income of $30.4 million. Net cash used in investing activities was $3.6 million due to the purchase of a building for $6.3 million and purchases of securities of $1.4 million partially offset by proceeds from sales of securities of $2.7 million and return of capital on securities of $1.3 million.  Net cash used in financing activities was $10.2 million largely resulting dividends paid of $4.5 million, stock buyback payments of $3.4 million and redemptions from consolidated funds of $2.3 million.

Net cash provided by operating activities was $4.6 million for the nine months ended September 30, 2018 primarily due to a $19.7 million reduction in payable to brokers, and a $3.4 million reduction in investments in securities and net distributions from partnerships partially reduced by a net loss of $16.7 million.  Net cash provided by investing activities was $15.0 million due to proceeds received from a note.  Net cash provided by financing activities was $36.1 million, largely resulting from the $50 million prepayment of the GAMCO Note offset by dividends paid of $4.7 million, stock buyback payments of $6.6 million, and redemptions of redeemable noncontrolling interests of $2.7 million.

G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research had net capital, as defined, of $3.9 million, exceeding the required amount of $250,000 by $3.6 million at September 30, 2019. G.research’s net capital requirements may increase to the extent it engages in other business activities in accordance with applicable rules and regulations.

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

Item 4.  Controls and Procedures

In the second quarter of 2019, and as previously reported in our Quarterly Report on form 10-Q for the quarter ending June 30, 2019, we identified a material weakness in our internal control over financial reporting as described below:

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

However, as a result of the material weakness in internal control over financial reporting described above, management previously concluded that, as of June 30, 2019, our internal control over financial reporting was not effective in accordance with the Exchange Act Rule 13a-15(e).

Management has taken steps to enhance and improve the design of our internal controls over financial reporting which we believe mitigated risk. To address such weakness, we implemented the following steps during our fiscal quarter ending September 30, 2019: (i) appointed additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) assigned preparation and review responsibilities to additional personnel for the financial reporting process; (iii) documented the completion and review of assigned responsibilities through checklists and commenced a search to add additional finance staff to augment accounting personnel.

The noted material weakness identified has not been remediated, and therefore, our internal control over financial reporting is not effective in accordance with the Exchange Act Rule as of September 30, 2019.  We are working to remediate the material weakness as quickly and efficiently as possible. However, the material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Index
Notwithstanding the material weakness described above, our management has concluded that the financial statements included elsewhere in this quarterly report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

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

Part II:  Other Information

Item 1.  Legal Proceedings

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at September 30, 2019.

Index
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended September 30, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/01/19 - 7/31/19	17,392	$37.90	17,392	1,134,432
8/01/19 - 8/31/19	8,574	35.82	8,574	1,125,858
9/01/19 - 9/30/19	10,528	35.61	10,528	1,115,330
Totals	36,494	$36.75	36,494

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Kenneth D. Masiello
Name: Kenneth D. Masiello
Title:   Chief Accounting Officer

Date: November 12, 2019