Form 10-K
period 2019-12-31
Associated Capital Group, Inc.
filed 2020-03-16
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 001-37387

Associated Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3965991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

191 Mason, Greenwich, CT	06830

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 629-9595
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	AC	New York Stock Exchange

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $120,948,122.

As of February 28, 2020, 3,421,000 shares of class A common stock and 19, 002,918 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 66,000 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 46,946 and 462,580 shares of class A and class B common stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Associated Capital Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

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

Our offices are located at 191 Mason Street, Greenwich, CT 06830. Our website address is www.associated-capital-group.com. Information on our website is not incorporated by reference herein and is not part of this report. We provide a link on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“Commission” or “SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on our website are available free of charge. In addition, these reports and the other documents we file with the SEC are available at www.sec.gov.

We are a Delaware corporation, incorporated in 2015, that provides alternative investment management services and we derive investment income/(loss) from proprietary investment of cash and other assets awaiting deployment in our operating business.  In addition, our controlled subsidiary, G.research, LLC (“G.research”) provides institutional research and underwriting services.

Index
Proprietary Capital

The proprietary capital is earmarked for our direct investment business that invests in new and existing businesses, using a variety of techniques and structures.  The direct investment business is developing along three core pillars; Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fund-less” sponsor; the SPAC business (Gabelli special purpose acquisition vehicles), launched in April 2018 when the Company sponsored a €110 million initial public offering of its first special purpose acquisition corporation, the Gabelli Value for Italy S.p.a., an Italian company listed on the London Stock Exchange’s Borsa Italiana AIM segment under the symbol “VALU”. VALU was created to acquire a small- to medium-sized Italian franchise business with the potential for international expansion, particularly in the United States.  Finally, Gabelli Principal Strategies Group, LLC (“GPS”) was created to pursue strategic operating initiatives.

A portion of our proprietary capital is in the form of GAMCO Class A common stock.  On November 30, 2015, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million as part of the spin-off transaction from GAMCO.   As of December 31, 2019, the Company held 2,935,401shares of GAMCO Class A common stock.

Alternative Investment Management

We conduct our investment management activities through our wholly-owned subsidiary Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.). GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”). GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  GCIA and Gabelli & Partners together serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies and across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory activities. Management fees are largely based on a percentage of assets under management (“AUM”). Incentive fees are based on the percentage of the investment returns of certain client portfolios.

We manage assets on a discretionary basis and invest in a variety of U.S. and foreign securities. We primarily employ absolute return strategies with the objective of generating positive returns regardless of market performance. We serve a wide variety of investors including private wealth management accounts, corporations, corporate pension and profit-sharing plans, foundations and endowments, as well as serving as sub-advisor to certain third-party investment funds.

In event merger arbitrage, the goal is to earn absolute positive. We introduced our first alternative fund, Gabelli Arbitrage (renamed Gabelli Associates), in February 1985. Our typical investment process involves buying shares of the target at a discount, earning the spread to the deal price when the deal closes, and reinvesting the profits in new deals in a similar manner. By owning a diversified portfolio of deals, we mitigate the adverse impact of deal-specific risks. Since inception in February 1985, we have compounded net annual returns of 7.37%. As a result, a $10 million investment by a tax free vehicle in this fund at its inception would be worth more than $120 million, as of December 31, 2019. In addition, the value of such an investment would have exhibited significantly less volatility than that of broad equity indices.

An offshore version of the event merger arbitrage strategy was added in 1989. Building on our strengths in global event-driven value investing, several new investment funds have been added to balance investors’ geographic, strategy and sector needs. Today, we manage Investment Partnerships in multiple categories, including event merger arbitrage, event-driven value and other strategies.

Index
Assets Under Management

As of December 31, 2019, we managed approximately $1.7 billion in assets

The following table sets forth AC’s total AUM, including investment funds and separately managed accounts, for the dates shown (in millions):

	December 31,
	2019	2018

Event Merger Arbitrage	$1,525	$1,342
Event-Driven Value (a)	132	118
Other (b)	59	60
Total (c)	$1,716	$1,520
(a)	Excluding event merger arbitrage.
(b)	Includes investment vehicles focused on private equity, merchant banking, non-investment-grade credit and capital structure arbitrage.
(c)	Includes $259 and $214 of proprietary capital, respectively.

G.research Merger with Morgan Group Holding Co.

On October 31, 2019, the Company closed a transaction whereby Morgan Group Holding Co. (“Morgan Group”), a company under common control with us that trades in the over the counter market under the symbol “MGHL”, acquired all of the Company’s interest in G.research for 50,000,000 shares of Morgan Group common stock.  In addition, immediately prior to the closing, 5.15 million Morgan Group shares were issued under a private placement for $515,000.  After giving effect to these transactions, the Company has an 83.3% ownership interest in Morgan Group and consolidates the entity, which includes G.research.  The Company continues to explore strategic options for its ownership of Morgan Group, including the potential spin-off of its ownership to AC shareholders. The Company can provide no assurances that any further transactions will result.

Institutional Research Services

G.research is a broker-dealer registered under the Exchange Act and is regulated by the Financial Industry Regulatory Authority (“FINRA”).  G.research’s revenues are derived primarily from institutional research services, underwriting fees (primarily for affiliates of the Company) and selling concessions. Our research analysts are industry-focused, following sectors based on our core competencies. Analysts publish their insights in the form of research reports and daily notes. In addition, G.research markets conferences which bring together industry leaders and institutional investors. The objective of institutional research services is to provide superior investment ideas to investment decision makers.

Analysts are generally assigned to industry sectors.  Our research focus includes Basic Materials – Specialty Chemicals; Business Services; Financials – Community Banks; Healthcare – Animal Health, Biotech & Pharma; Biotech; Industrials – Diversified Industrials, Transports & Metals; Industrials & Internet; Media – Entertainment; and, Media.

G.research generates revenues via direct fees and commissions on securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (e.g., hedge funds and asset managers) as well as affiliated mutual funds and managed accounts. Institutional research services revenues totaled $8.9 million and $8.3 million for the years ended December 31, 2019 and 2018, respectively.

A significant portion of G.research institutional research services are provided to GAMCO and its affiliates.  For the years ending December 31, 2019 and December 31, 2018, GAMCO Asset Management Inc. (“GAMCO Asset”) paid $0.8 million and $1.0 million and Gabelli Funds, LLC paid $0.7 million and $1.0 million to G.research pursuant to a research service agreements.  These agreements were terminated on January 1, 2020 and compensation from Gabelli Funds and GAMCO Asset and costs related to servicing these arrangements are expected to decrease.

Index
For the years ended December 31, 2019 and 2018, respectively, G.research earned $4.9 million and $3.8 million, or approximately 76% and 62%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and clients advised by GAMCO Asset.  Gabelli Funds and GAMCO Asset are wholly-owned subsidiaries of GAMCO.  We can provide no assurance that GAMCO and its affiliates will continue to use G.research’s institutional research and brokerage services to the same extent in the future. G.research continues to pursue expansion of third party and affiliated activities.

Use of Proprietary Resources

We have a substantial portfolio of cash and investments. We expect to use this proprietary investment portfolio to provide seed capital for new products, expand our geographic presence, develop new markets and pursue strategic acquisitions and alliances, as well as for shareholder compensation in the form of share repurchases and dividends. Our proprietary portfolios are largely invested in products our affiliates or that are managed by GAMCO affiliates. In addition, we expect to make private equity acquisitions including through the use of special purpose acquisition vehicles (“SPACs”).

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

Continuing an Active Fundamental Investment Approach

Since 1985, our results demonstrate our core competence in event driven investing through market cycles. Our “Private Market Value (PMV) with a Catalyst™” investing approach remains the principal management philosophy guiding our investment operations. This method is based on investing principles articulated by Graham & Dodd, and further refined by our Executive Chairman, Mario J. Gabelli.

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

Since our spin-off in 2015, AC has supported over 160 qualified charities that address a broad range of local, national and international concerns. The recipients were identified by our shareholders through AC’s Shareholder-Designated Contribution Program. The 2019 program, approved by our Board in November 2019, allows each shareholder of record at November 30, 2019 to designate a qualified charity to receive a $0.20 per share donation from AC. We expect that the Company’s total contributions for the 2019 program will be approximately $4.5 million bringing cumulative donations to approximately $20 million.

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

Broker-Dealer and Trading and Investment Regulation

G.research is a registered as broker-dealer with the SEC and is subject to regulation by FINRA and various states’ regulatory authorities. In its capacity as a broker-dealer, G.research is required to maintain certain minimum net capital amounts. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met. G.research’s net capital, as defined, met or exceeded all minimum requirements as of December 31, 2019. As a registered broker-dealer, G.research is also subject to periodic examination by FINRA, the SEC and the state regulatory authorities.

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

Laws and Other Issues Relating to Taking Significant Equity Stakes in Companies

Investments by AC, its affiliates, and those made on behalf of their respective advisory clients and Investment Partnerships often represent a significant equity ownership position in an issuer’s equity. This may be due to the fact that AC is deemed to be a member of a “group” that includes GAMCO and, therefore, may be deemed to beneficially own the securities owned by other members of the group under applicable securities regulations. As of December 31, 2019, by virtue of being a member of the group, AC was deemed to hold five percent or more beneficial ownership with respect to 98 equity securities. This activity raises frequent regulatory, legal and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ stockholder rights plans or “poison pills;” various federal and state regulatory limitations, including (i) state gaming laws and regulations, (ii) federal communications laws and regulations; (iii) federal and state public utility laws and regulations, as well as federal proxy rules governing stockholder communications; and (iv) federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

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

Index
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

Index
Brexit Impact

Until January 31, 2020, the date the United Kingdom terminated its membership in the European Union, GSIL UK was required to comply with MiFID II, which sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. MiFID II also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms set out in the Capital Requirements Directive. This directive includes requirements not only on capital, but also governance and remuneration as well. The obligations introduced through these directives have a direct effect on some of our European operations.

For the time being, under the transition agreement negotiated between the EU and the UK, GSIL UK will continue to comply with MiFID II to the same extent that all FCA regulated firms are required to comply.  The transition period under the transition agreement expires on December 31, 2020.  The Company cannot assure you the extent to which the substance of MiFID II or other EU regulations will continue to apply to GSIL UK after the end of the transition period.

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

Employees

On March 1, 2020, we had a full-time staff of 39 teammates, of whom 18 served in the portfolio management, research and trading areas, 14 served in the marketing and shareholder servicing areas and 7 served in the finance, legal, operations and administrative areas. We also avail ourselves of services provided by GAMCO in accordance with a transitional services agreement that was entered into with GAMCO as part of the Spin-off.

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

On May 31,2019, AC acquired a building at 191 Mason Street, Greenwich, CT which serves as our headquarters.  AC paid rent to GAMCO pursuant to a sublease based on the percentage of square footage occupied by its employees (including pro rata allocation of common space) at GAMCO’s offices at One Corporate Center, in Rye, NY prior to the relocation to the new headquarters.

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

As of February 1, 2020, there were 121 and 21 holders of record of the Company’s Class A and Class B common stock, respectively. These figures do not include approximately 2,184 beneficial holders of Class A shares held in “street” name at various brokerage firms.

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

The following table provides information with respect to the shares of our Class A Stock we repurchased during the quarter ended December 31, 2019:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/01/19 - 10/31/19	7,110	$36.39	7,110	1,108,220
11/01/19 - 11/30/19	4,365	36.01	4,365	1,103,855
12/01/19 - 12/31/19	9,499	37.50	9,499	1,094,356
Totals	20,974	$36.80	20,974

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

During 2018, the Company awarded 172,800 Phantom Restricted Stock Awards (“Phantom RSAs”) under the Equity Compensation Plan. As of December 31, 2019, 119,650 awarded but unvested Phantom RSAs are outstanding. On February 4, 2020, an additional 23,000 Phantom RSA’s were forfeited by teammates who transferred to Morgan Group Holdings Co., resulting in 96,650 Phantom RSA’s remaining outstanding.

The number of shares remaining available for future issuance under equity compensation plans is 1,289,100.

ITEM 6:	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
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

Overview

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and facilitates the ability to attract additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. In light of the dynamics created by COVID-19 and its impact on the global supply chain and banks, oil, travel and leisure, we could experience higher volatility in short term returns of our funds.

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

Consolidated Statements of Financial Condition

We ended 2019 with approximately $938 million in cash and investments, net of securities sold, not yet purchased of $16 million. This includes $349 million of cash and cash equivalents; $29 million of short-term U.S. Treasury obligations; $255 million of securities, net of securities sold, not yet purchased, including shares of GAMCO and VALU with market values of $57 million and $9 million, respectively; and $305 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $100 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Index
Total shareholders’ equity was $897 million or $39.93 per share as of December 31, 2019, compared to $866 million or $38.36 per share as of the prior year-end. These shareholders’ equity per share calculations are a non-GAAP measurement calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2018 was largely attributable to investment income for the year.

Our primary goal is to use our liquid resources to opportunistically and strategically grow book value and net income. While this goal is a priority, if opportunities are not present with what we consider a margin of safety, we will consider alternatives to return capital to our shareholders, including stock repurchases and dividends.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,
	2019	2018	% Change

Event Merger Arbitrage	$1,525	$1,342	14.2
Event-Driven Value	132	118	11.6
Other	59	60	(1.7)
Total (a)	$1,716	$1,520	13.4

(a) Includes $259 million and $214 million of proprietary capital, respectively.

Changes in our AUM during 2019 were as follows (dollars in millions):

	Beginning	Inflows	Outflows	Investment Return	Ending

Event Merger Arbitrage	$1,342	$368	$(262)	$77	$1,525
Event-Driven Value	118	8	(4)	10	132
Other	60	-	(8)	7	59
Total AUM	$1,520	$376	$(274)	$94	$1,716

The majority of our AUM has calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter.

Operating Results for the Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

Revenues

Total revenues were $31.3 million for the year ended December 31, 2019, $8.5 million higher than total revenues of $22.8 million for the year ended December 31, 2018. Total revenues by type were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2019	2018	$	%
Investment advisory and incentive fees	$22,148	$14,409	$7,739	53.7
Institutional research services	8,947	8,284	663	8.0
Other revenues	170	86	84	97.7
Total revenues	$31,265	$22,779	$8,486	37.3

Index
Investment advisory and incentive fees: We earn advisory fees based on our AUM. Investment advisory fees are directly influenced by the amount of average AUM and the fee rates applicable to various accounts.

Advisory fees were $10.9 million for 2019 compared to $10.2 million for 2018, an increase of $0.7 million. This increase is a result of the increase in average AUM over the period.

Incentive fees are directly related to the gains generated for our clients’ accounts. We earn a percentage, usually 20%, of such gains. Incentive fees were $11.2 million in 2019, up $7.0 million from $4.2 million in 2018, due to higher investment performance.

Institutional research services: Institutional research services revenues in 2019 were $8.9 million, a $0.6 million increase from $8.3 million in 2018 primarily resulting from higher brokerage commissions derived from securities transactions executed on an agency basis of $0.6 million and higher selling concessions and sales manager fees of $1.0 million offset by decreased revenue from research services agreements with affiliates of $0.9 million.

Other revenues: Other revenues were $0.2 million for 2019 compared to $0.1 million for 2018, an increase of $0.1 million.

Expenses

Compensation: Compensation, which includes variable compensation, salaries, bonuses and benefits, was $32.2 million for the year ended December 31, 2019, an increase of $5.6 million from $26.6 million for the year ended December 31, 2018. Fixed compensation expense, which includes salaries, bonuses and benefits, decreased to $15.6 million in 2019 from $16.8 million in 2018. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2019, these variable payouts (based on the investment performance of the products with incentive fees) were $16.6 million, an increase of $7.5 million from $9.1 million in 2018.

Stock-based compensation was $1.4 million in 2019, an increase of $0.7 million from $0.7 million recorded in 2018. The increase was primarily due to the expense attributable to Phantom RSAs awarded in 2018.

Management fees: Management fee expense is incentive-based and entirely variable compensation equal to 10% of the aggregate adjusted pre-tax profits, which is paid to the Executive Chairman or his designees pursuant to his employment agreement with AC. In 2019, AC recorded management fee expense of $5.7 million.  No management fee expense was recorded in 2018 due to pre-tax losses incurred.

Other operating expenses: Our other operating expenses were $9.1 million in 2019 compared to $9.7 million in 2018, a decrease of $0.6 million due to lower overall costs.

Investment and other non-operating income/(expense), net

Net gain/(loss) from investments: Net gain/(loss) from investments is directly related to the performance of our proprietary capital. For the year ended December 31, 2019, net gains from investments were $60.8 million compared to a net loss of $65.2 million in the prior year primarily due to mark-to-market changes in the value of the GAMCO stock and other investments.

Interest and dividend income: Interest and dividend income remained unchanged at $13.4 million for 2019 and 2018.

Interest expense: Interest expense decreased to $0.2 million in 2019 from $0.3 million in 2018.

Index
Income Taxes

In 2019, we recorded an income tax expense of $12.1 million resulting in an effective tax rate (“ETR”) of 21.7%. In 2018, we recorded an income tax benefit of $11.5 million resulting in a negative ETR of -16.7% (i.e., a tax benefit on positive income). The 2019 ETR is above the standard corporate tax rate of 21% primarily due state income taxes and a valuation allowance on carryforward of charitable contributions.  The 2018 ETR is below the standard rate of 21% due to inability of the Company to deduct certain capital losses incurred during the year offset in part by tax benefits from the dividends received deduction. In addition, the Company recorded a valuation allowance of $1.4 million and $0.7 million against deferred tax assets attributable to charitable contribution carryovers as of December 31, 2019 and 2018, respectfully.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.6 million in 2019 compared to income of $0.7 million in 2018. The increase of $2.9 million was driven primarily by increased earnings at Gabelli Merger Plus+ Trust.

Net Income/(Loss)

Net income for the year ended December 31, 2019 was $39.2 million compared to net loss of $58.1 million for the prior year. The change was driven primarily by mark-to-market increases on our investment portfolio.

Liquidity and Capital Resources

Our principal assets consist of cash and cash equivalents; short-term treasury securities; marketable securities, primarily equities, including 2.9 million shares of GAMCO stock; and interests in affiliated and third-party funds and partnerships. Although Investment Partnerships may be subject to restrictions as to the timing of distributions, the underlying investments of such Investment Partnerships are generally liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$(44,334)	$76,980
Investing activities	(5,058)	4,736
Financing activities	(11,584)	34,689
Net increase (decrease) in cash and cash equivalents	(60,976)	116,405
Cash and cash equivalents at beginning of year	409,564	293,112
Increase in cash from consolidation		47
Cash and cash equivalents at end of year	$348,588	$409,564

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to its investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At December 31, 2019, we had cash and cash equivalents of $348.6 million and $588.6 million of investments net of securities sold, not yet purchased of $16.4 million. Of these amounts, $13.1 million and $31.8 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used by operating activities was $44.3 million in 2019. The net income adjusted for noncash items, primarily unrealized gains on securities, deferred income taxes and exchange offers, was $21.2 million along with a decrease in net receivables/payables of $12.9 million. This was more than offset, however, by increases in investments in securities and net contributions to investment partnerships of $78.4 million.

Index
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

Net cash used in investing activities was $5.1 million in 2019 due to the purchase of a building for $6.5 million and purchases of securities of $5.0 million partially offset by proceeds from sales of securities of $4.9 million, return of capital on securities of $0.9 million and cash received in acquisition of Morgan Group of $0.6 million. Net cash generated from investing activities was $4.7 million in 2018. A short-term note due from GBL (“GBL Short-term Note”) with a principal amount of $15 million was repaid during the year. Offsetting this principal repayment was net purchases of securities in the amount of $10.4 million and $0.1 million from return of capital on securities.

Net cash used in financing activities was $11.6 million largely resulting from dividends paid of $4.5 million, share repurchases of $4.1 million and redemptions to consolidated funds of $2.9 million.  Net cash provided by financing activities was $34.7 million for 2018, largely resulting from $50.0 million principal payments on the GAMCO Note partially offset by $7.0 million of treasury stock purchases, dividend payments of $4.7 million, and net redemptions of redeemable noncontrolling interests of $3.6 million

G.research is registered with the SEC as a broker-dealer and is regulated by FINRA. As such, G.research is subject to minimum net capital requirements promulgated by the SEC. G.research computes its net capital under the alternative method permitted by the SEC, which requires minimum net capital of $250,000. As of December 31, 2019 and 2018, G.research had net capital, as defined, of approximately $4.6 million and $9.1 million, respectively, exceeding the regulatory requirement by approximately $4.3 million and $8.8 million, respectively. Net capital requirements for G.research may increase in accordance with SEC rules and regulations to the extent it engages in other business activities.

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

Index
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

See Note C, Revenue, in the consolidated financial statements for additional information.

Investments in Securities

Investments in securities are a recorded at fair value in the statements of financial condition in accordance with U.S. GAAP.  Securities transactions and any related gains and losses are recorded on a trade date basis.  Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in gain/(loss) from investments, net on the consolidated statements of income.

Management determines the appropriate classification of securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. Investments in debt securities are accounted for as trading, available for sale (“AFS”), or held-to-maturity securities. The Company does not hold any investments in debt securities accounted for as AFS or held to maturity.

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

For any entity where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether it qualifies as a variable interest entity (“VIE”).

The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. The Company evaluates consolidation on a case by case basis those VIEs in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.

Under the variable interest entity model, the Company consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company alone is not considered to have a controlling financial interest in the VIE but the Company and its related parties under common control in the aggregate have a controlling financial interest in the VIE, the Company will be deemed to be the primary beneficiary if it is the party that is most closely associated with the VIE. When the Company and its related parties not under common control in the aggregate have a controlling financial interest in a VIE, the Company would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of the Company.

Index
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

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model. The Company evaluates whether the entity should be evaluated under the guidance for partnerships and similar entities, or corporations, and consolidates those entities it controls through a majority voting interest or other means. If the Company is the general partner or managing member it generally will not be required to consolidate a VOE.

The Company records noncontrolling interests in consolidated Investment Partnerships for which the Company’s ownership is less than 100%.

See Note E, Investment Partnerships and Variable Interest Entities in the consolidated financial statements for additional information.

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various affiliated entities. We also have investments in unaffiliated partnerships, offshore funds and other entities (collectively, “investments in partnerships and affiliates”). The Company accounts for its investments in partnerships and affiliates under the equity method. Substantially all the Company’s equity method investees are entities that record their underlying investments at fair value and included in investments in partnerships. Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as net gain/(loss) from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when paid, and withdrawals and distributions are recorded as reductions of the investments when received. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

Income Taxes

For purposes of the preparation of the consolidated financial statements, the provision for income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes the accrual of interest on uncertain tax positions and penalties in the income tax provision on the consolidated statements of income.

Recent Accounting Developments

See Footnote B, Significant Accounting Policies – Recent Accounting Developments, in the consolidated financial statements.

Index
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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Associated Capital Group, Inc.
Greenwich, CT

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Associated Capital Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Deloitte & Touche, LLP

Stamford, Connecticut
March 16, 2020
We have served as the Company’s auditor since 2015.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenues
Investment advisory and incentive fees	$22,148	$14,409
Institutional research services	8,947	8,284
Other revenues	170	86
Total revenues	31,265	22,779
Expenses
Compensation	32,184	26,607
Management fee	5,713	-
Other operating expenses	9,126	9,652
Total expenses	47,023	36,259
Operating loss	(15,758)	(13,480)
Other income/(expense)
Net gain/(loss) from investments	60,757	(65,203)
Interest and dividend income	13,407	13,384
Interest expense	(217)	(262)
Shareholder-designated contribution	(3,281)	(3,300)
Total other income/(expense), net	70,666	(55,381)
Income/(loss) before income taxes	54,908	(68,861)
Income tax provision/(benefit)	12,126	(11,478)
Net income/(loss)	42,782	(57,383)
Net income/(loss) attributable to noncontrolling interests	3,594	716
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$39,188	$(58,099)

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic	$1.74	$(2.52)
Diluted	$1.74	$(2.52)

Weighted average shares outstanding:
Basic	22,534	23,070
Diluted	22,534	23,070

Actual shares outstanding	22,475	22,585

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2019	2018

Net income/(loss)	$42,782	$(57,383)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	3,594	716

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$39,188	$(58,099)

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS

Cash and cash equivalents (a)	$348,588	$409,564
Investments in securities (Including GBL stock with a value of $57.2 million and $50.9 million, respectively) (a)	300,357	229,960
Investments in affiliated registered investment companies	159,311	142,135
Investments in partnerships (a)	145,372	118,729
Receivable from brokers (a)	24,150	24,629
Investment advisory fees receivable	9,582	4,394
Receivable from affiliates	4,369	1,309
Deferred tax assets, net	2,004	9,422
Goodwill	3,519	3,519
Other assets (a)	13,654	10,772
Total assets	$1,010,906	$954,433

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$14,889	$5,511
Income taxes payable, net	3,676	3,577
Compensation payable	20,246	11,388
Securities sold, not yet purchased	16,419	9,574
Payable to affiliates	483	515
Accrued expenses and other liabilities (a)	7,373	7,820
Total liabilities	63,086	38,385

Redeemable noncontrolling interests (a)	50,385	49,800

Commitments and contingencies (Note L)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,569,254 and 6,537,768 shares issued, respectively; 3,452,381 and 3,530,752 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 19,022,918 and 19,054,404 shares outstanding, respectively	19	19
Additional paid-in capital	1,003,450	1,008,319
Retained earnings/(Accumulated Deficit)	(701)	(39,889)
Treasury stock, at cost (3,116,873 and 3,007,016 shares, respectively)	(106,342)	(102,207)
Total Associated Capital Group, Inc. equity	896,432	866,248
Noncontrolling interests	1,003	-
Total equity	897,435	866,248
Total liabilities and equity	$1,010,906	$954,433

(a) As of December 31, 2019, cash and cash equivalents, investments in securities, investment in partnerships, receivable from broker, other assets, accrued expenses and other liabilities, and redeemable noncontrolling interests include amounts related to consolidated variable interest entities (“VIEs”). See Footnote E.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
For the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	GBL 4% PIK Note	Accumulated Comprehensive Income	Treasury Stock	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$25	$13,800	$1,010,505	$(50,000)	$6,712	$(62,895)	$918,147	$46,230
Reclassifications pursuant to adoption of new accounting guidance		-	6,712	-	-	(6,712)	-	-
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(1,971)
Consolidation of certain investment funds	-	-	-	-	-	-	-	6,488
Net income/(loss)	-	(22,229)	-	-	-	-	(22,229)	(143)
Stock-based compensation expense	-	-	72	-	-	-	72	-
Proceeds from payment of GBL 4% PIK Note	-	-	-	10,000	-	-	10,000	-
Exchange of GBL stock for AC stock	-	-	-	-	-	(17,737)	(17,737)	-
Purchase of treasury stock	-	-	-	-	-	(459)	(459)	-
Balance at March 31, 2018	$25	$(1,717)	$1,010,577	$(40,000)	$-	$(81,091)	$887,794	$50,604
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(336)
Net income/(loss)	-	11,824	-	-	-	-	11,824	1,039
Proceeds from payment of
GBL 4% PIK Note	-	-	-	20,000	-	-	20,000	-
Dividends declared ($0.10 per share)		(2,302)					(2,302)	-
Purchase of treasury stock	-	-	-	-	-	(5,380)	(5,380)	-
Balance at June 30, 2018	$25	$7,805	$1,010,577	$(20,000)	$-	$(86,471)	$911,936	$51,307
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(345)
Net income/(loss)	-	(7,379)	-	-	-	-	(7,379)	157
Proceeds from payment of GBL 4% PIK Note	-	-	-	20,000	-	-	20,000	-
Purchase of treasury stock	-	-	-	-	-	(732)	(732)	-
Balance at September 30, 2018	$25	$426	$1,010,577	$-	$-	$(87,203)	$923,825	$51,119
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(982)
Net income/(loss)	-	(40,315)	-	-	-	-	(40,315)	(337)
Dividends declared ($0.10 per share)			(2,258)				(2,258)	-
Exchange of GBL stock for AC stock	-	-	-	-	-	(14,564)	(14,564)	-
Purchase of treasury stock	-	-	-	-	-	(440)	(440)	-
Balance at December 31, 2018	$25	$(39,889)	$1,008,319	$-	$-	$(102,207)	$866,248	$49,800

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
For the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019

	Associated Capital Group, Inc. shareholders
	Common Stock	Accumulated Deficit	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$25	$(39,889)	$1,008,319	$(102,207)	$-	$866,248	$49,800
Redemptions of noncontrolling interests	-	-	-	-	-	-	(526)
Net income/(loss)	-	23,147	-	-	-	23,147	1,507
Purchase of treasury stock	-	-	-	(391)	-	(391)	-
Balance at March 31, 2019	$25	$(16,742)	$1,008,319	$(102,598)	$-	$889,004	$50,781
Redemptions of noncontrolling interests	-	-	-	-	-	-	(2,197)
Net income/(loss)	-	(932)	-	-	-	(932)	1,084
Dividends declared ($0.10 per share)	-	-	(2,254)	-	-	(2,254)	-
Purchase of treasury stock	-	-	-	(1,630)	-	(1,630)	-
Balance at June 30, 2019	$25	$(17,674)	$1,006,065	$(104,228)	$-	$884,188	$49,668
Contributions to noncontrolling interests	-	-	-	-	-	-	390
Net income/(loss)	-	5,951	-	-	-	5,951	(359)
Purchase of treasury stock	-	-	-	(1,342)	-	(1,342)	-
Balance at September 30, 2019	$25	$(11,723)	$1,006,065	$(105,570)	$-	$888,797	$49,699
Redemptions of noncontrolling interests	-	-	-	-	-	-	(676)
Net income/(loss)	-	11,022	-	-	-	11,022	1,362
Morgan merger	-	-	(367)	-	1,003	636
Dividends declared ($0.10 per share)	-	-	(2,248)	-	-	(2,248)	-
Purchase of treasury stock	-	-	-	(772)	-	(772)	-
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$1,003	$897,435	$50,385

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net income/(loss)	$42,782	$(57,383)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net gains from partnerships	(10,173)	(2,078)
Depreciation and amortization	30	21
Stock based compensation expense	-	72
Deferred income taxes	7,360	(12,825)
Donated securities	2,152	-
Losses on exchange offers	-	8,706
Unrealized (gains)/losses on securities	(21,883)	54,397
Realized losses on sales of securities	56	37
(Increase)/decrease in assets:
Investments in securities	(61,923)	53,924
Investments in partnerships:
Contributions to partnerships	(28,071)	(8,577)
Distributions from partnerships	11,603	31,948
Receivable from affiliates	(3,060)	(443)
Receivable from brokers	479	13,430
Investment advisory fees receivable	(5,188)	1,345
Goodwill and intangible assets	-	(97)
Other assets	3,611	(757)
Increase/(decrease) in liabilities:
Payable to affiliates	(32)	73
Payable to brokers	9,378	(7,770)
Income taxes payable and deferred tax liabilities, net	156	1,496
Compensation payable	8,859	(1,397)
Accrued expenses and other liabilities	(470)	2,858
Total adjustments	(87,116)	134,363
Net cash provided by/(used in) operating activities	(44,334)	76,980

Investing activities
Purchases of securities	(4,989)	(12,350)
Proceeds from sales of securities	4,928	1,958
Return of capital on securities	932	128
Purchase of building	(6,518)	-
Cash received in acquisition of Morgan Group	589	-
Proceeds from note receivable	-	15,000
Net cash provided by/(used in) investing activities	$(5,058)	$4,736

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (Dollars in thousands)

	Year Ended December 31,
	2019	2018
Financing activities
Redemptions of redeemable noncontrolling interests	$(2,934)	$(3,634)
Dividends paid	(4,513)	(4,666)
Purchase of treasury stock	(4,135)	(7,011)
Proceeds from payment of GAMCO Note	-	50,000
Proceeds from promissory note from Executive Chairman	2,124	-
Repayment of promissory note to Executive Chairman	(2,126)	-
Net cash provided by financing activities	(11,584)	34,689
Net increase/(decrease) in cash and cash equivalents	(60,976)	116,405
Cash, cash equivalents and restricted cash at beginning of period	409,764	293,312
Increase in cash from consolidation	-	47
Cash, cash equivalents and restricted cash at end of period	$348,788	$409,764

Supplemental disclosures of cash flow information:
Cash paid for interest	$197	$261
Cash paid/(received) for taxes	$4,700	$(140)

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	348,588	409,564
Restricted cash included in receivable from brokers	200	200
Cash, cash equivalents and restricted cash	$348,788	$409,764

Non-cash activity:
-
On January 1, 2018, AC determined it had control over certain investment funds which resulted in their consolidation and an increase of approximately $47 of cash and cash equivalents, $6,441 of net assets and an increase of approximately $6,488 of redeemable noncontrolling interests.

-	During 2018, AC completed two exchange offers with respect to its Class A shares. The Company exchanged 1,376,554 GBL Class A shares valued at $32,301 for 867,535 Class A shares.
-
On October 31, 2019, the Company closed on a transaction whereby Morgan Group Holding Co., (Morgan Group) under common control of AC’s majority shareholder, acquired all of the Company’s interest in G.research for 50,000,000 shares of Morgan Group common stock. In connection with the transaction the company received $589,000 in cash held by Morgan Group which has been classified in cash provided by investing activities.

See accompanying notes.

Index
A. Organization

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

We are a Delaware corporation that provides alternative investment management, institutional research and we derive investment income/(loss) from proprietary investment of cash and other assets awaiting deployment in our operating business.

Our institutional research and underwriting services are provided through G.research, LLC (“G.research”).  G.research is a broker-dealer registered under the Exchange Act of 1934, as amended (the “Exchange Act”).  G.research acts as an underwriter primarily for affiliates of the Company. G.research is regulated by the Financial Industry Regulatory Authority (“FINRA”).

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

We may make direct investments in operating business using a variety of techniques and structures.  For example, in April 2018, the Company sponsored a €110 million initial public offering of its first special purpose acquisition corporation, the Gabelli Value of Italy S.p.a., an Italian company listed on the London Stock Exchange’s Borsa Italiana AIM segment under the symbol “VALU”.  VALU was created to acquire a small-to medium-sized Italian franchise business with the potential for international expansion, particularly in the United States.

The Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company currently holds 2,935,401shares as of December 31, 2019.

In connection with the Spin-off, GAMCO issued a promissory note (the “GAMCO Note”) to AC Group in the original principal amount of $250 million used to partially capitalize the Company. During the year ended December 31, 2018, AC received principal repayments totaling $50 million on the GAMCO Note which fully satisfied the outstanding principal balance. The GAMCO Note bore interest at 4% per annum and had an original maturity date of November 30, 2020.We conduct our investment management activities through Gabelli & Company Investment Advisers, Inc. (“GCIA” f/k/a Gabelli Securities, Inc.).

On October 31, 2019, the Company closed on a transaction whereby Morgan Group Holding Co., (“Morgan Group”) a company that trades in the over the counter market under the symbol “MGHL” and under common control of AC’s majority shareholder, acquired all of the Company’s interest in G.research  for 50,000,000 shares of Morgan Group common stock.  Subsequent to the transaction and private placement, the Company has an 83.3% ownership interest in Morgan Group and consolidates the entity, which includes G.research.  The transaction has been accounted for pursuant to ASC 805-50, Transactions Between Entities Under Common Control.  A common-control transaction is similar to a business combination because there is no change in control over the entity by the parent.  Therefore, the accounting and reporting for a transaction between entities under common control is outside the scope of the business combinations guidance in ASC 805-10, ASC 805-20, and ASC 805-30 and is addressed in ASC 805-50.  For transactions between entities under common control, there is no change in basis in the net assets received and therefore they are recorded at their historical cost.

Index
Morgan Group is a shell company with minimal assets and income and is consolidated after the transaction. The Company’s consolidated statement of financial condition and statement of operations is not materially different with the consolidation.

B. Significant Accounting Policies

Consolidated Financial Statements

All material intercompany transactions and balances have been eliminated. Subsidiaries are fully consolidated from the date the Company obtains control and continue to be consolidated until the date that such control ceases. The Company’s principal market is in the United States.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents primarily consist of an affiliated money market mutual fund which is highly liquid. U.S. Treasury Bills and Notes with maturities of three months or less at the time of purchase are also considered cash equivalents.

Investments in Securities

Securities owned are recorded at fair value in the statements of financial condition in accordance with U.S. GAAP. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in gain/(loss) from investments, net on the consolidated statements of income.

Equity securities, effective January 1, 2018 with the adoption of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, are stated at fair value with any unrealized gains or losses reported in current period earnings in gain/(loss) from investments, net on the consolidated statements of income.

Management determines the appropriate classification of securities at the time of purchase.  Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities.  Investments in debt securities are accounted for as trading, available for sale (“AFS”), or held-to-maturity securities.  The Company does not hold any investments in debt securities accounted for AFS or held to maturity.

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

Index
Fair Value of Financial Instruments

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

Index
Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts related to purchases and sales of securities as well as cash amounts held in anticipation of investment.

Consolidation

The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to applicable guidance, the Company first evaluates whether it holds a variable interest in an entity. The Company considers all economic interests including proportionate interests through related parties, to determine if such interests are considered a variable interest. Fees paid to the Company that are customary and commensurate with the level of services provided from entities in which the Company does not hold other more than insignificant economic interests in the entity are not considered as a variable interest.

For any entity where the Company has determined that it holds a variable interest, the Company performs an assessment to determine whether it qualifies as a variable interest entity (“VIE”). The granting of substantive kick-out or participating rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. The Company evaluates for consolidation on a case by case basis those VIEs in which substantive kick-out or participating rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.

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

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model. The Company evaluates whether the entity should be evaluated under the guidance for partnerships and similar entities, or corporations, and consolidates those entities it controls through a majority voting interest or other means. If the Company is the general partner or managing member it generally will not be required to consolidate a VOE.

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

Index
The Company accounts for its investments in partnerships and affiliates under the equity method.  Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value and included in investments in partnerships.  Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as net gain/(loss) from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when paid, and withdrawals and distributions are recorded as reductions of the investments when received. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes such derivatives in either investment in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies or equity prices related to its proprietary investments. Except for a foreign exchange contract entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the consolidated statements of income. See Note D, Investments in Securities, for additional information.

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

See Note C, Revenue, for additional information.

Depreciation

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives of four to thirty-nine years. As of December 31, 2019 and 2018, fixed assets with a net book value of $6.6 million and $84,000, respectively, are included in other assets on the consolidated statements of financial condition.

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

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the sum of the fair value assigned to assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually on November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill as of November 30, 2019 and 2018, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required. As such, no impairment was recorded during 2019 or 2018.

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

Index
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

For uncertain tax positions the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. For those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income. Accrued interest and penalties on uncertain tax positions are included within accrued expenses and other liabilities on the consolidated statements of financial condition.

Noncontrolling Interests

Noncontrolling interests in investment partnerships that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of the consolidated statements of financial condition between liabilities and equity.  Noncontrolling interests in other entities that are not redeemable at the option of the holder are classified as such as a separate component of shareholder’s equity.

For the years ended December 31, 2019 and 2018, net income/(loss) attributable to noncontrolling interests on the consolidated statements of income represents the share of net income/(loss) attributable to third-party investors in consolidated funds.

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

Index

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The Statement of Income will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this guidance for smaller reporting companies for three years. This guidance is effective for the Company on January 1, 2023 and requires a modified retrospective transition method, which will result in cumulative-effect adjustment in retained earnings upon adoption. Early adoption is permitted. The Company is currently assessing the potential impact of this new guidance on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, to simplify the process used to test for impairment of goodwill. Under the new standard, an impairment loss must be recognized in an amount equal to the excess of the carrying amount of a reporting unit over its fair value, limited to the total amount of goodwill allocated to that reporting unit. As a smaller reporting company pursuant to ASU 2019-10, the ASU is effective for the Company on January 1, 2023. This guidance will be effective for the Company on January 1, 2023 using a prospective transition method and early adoption is permitted. The Company is currently evaluating the potential effect of this new guidance on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds certain disclosure requirements and modifies or eliminates requirements under current GAAP. This ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company has early adopted the eliminated and modified disclosure requirements effective January 1, 2019.

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

a)
Asset-based advisory fees – The Company receives a management fee, payable monthly in advance based on value of the net assets of the client. It is generally set at a rate of 1%-1.5% per annum. Asset-based management fee revenue is recognized only as the services are performed over the period.

b)
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

Index
c)
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

a)
Brokerage Commissions – Acting as agent, G.research buys and sells securities on behalf of its customers.  Commissions are charged on the execution of securities transactions made on behalf of client accounts on an agency basis and are based on a rate schedule. G.research recognizes commission revenue when the related securities transactions are executed on trade date.  G.research believes that the performance obligation is satisfied on trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to or from the customer. Commissions earned are typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

b)
Hard dollar payments – G.research provides research services to unrelated parties, for which   direct payment is received. G.research may, or may not have contracts for such services. Where a contract for such services is in place, the contractual fee for the period is recognized ratably over the contract period, which is considered the period over which G.research satisfies its performance obligation. For payments where no research contract exists, revenue is not recognized until agreement is reached with the client at which time the performance obligation is considered to have been met and revenue is recognized.

c)
Selling concessions – The Company participates as a member of the selling group of underwritten equity offerings and receives compensation based on the difference between what its clients pay for the securities sold to its institutional clients and what the issuer receives. The terms of the selling concessions are set forth in contracts between the Company and the underwriter.   Revenue is recognized on the trade date (the date on which the Company purchases the securities from the issuer) for the portion the Company is contracted to buy.  The Company believes that the trade date is the appropriate point in time to recognize revenue for securities underwriting transactions as there are no significant actions the Company needs to take subsequent to this date, and the issuer obtains the control and benefit of the capital markets offering at this point.  Selling concessions earned are typically collected from the clearing brokers utilized by the Company on a daily or weekly basis.

Index
d)
Sales manager fees – The Company participates as sales manager of at-the-market offerings of certain affiliated closed-end funds and receives a tiered percentage of proceeds as stipulated in agreements between the Company, the funds and the funds’ investment adviser. The Company recognizes sales manager fees upon sale of the related closed-end funds. Sales manager fees earned are fixed and typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

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

Total revenues by type were as follows for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Revenues
Investment advisory and incentive fees
Asset-based advisory fees	$7,022	$7,384
Performance-based advisory fees	7,501	3,115
Sub-advisory fees	7,625	3,910
	22,148	14,409

Institutional research services
Hard dollar payments	1,975	2,835
Commissions	5,904	5,349
Selling concessions	335	84
Sales manager fees	733	16
	8,947	8,284

Other
Underwriting fees	96	19
Miscellaneous	74	67
	170	86

Total	$31,265	$22,779

Index
D.	Investments in Securities

Investments in securities at December 31, 2019 and 2018 consisted of the following (in thousands):

	2019		2018
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
Government obligations	$28,428	$29,037	$11,694	$11,707
Equity Securities:
Common stocks	271,627	262,562	244,557	213,151
Mutual funds	1,207	2,196	761	1,161
Other investments	7,847	6,562	5,285	3,941
Total investments in securities	309,109	300,357	262,297	229,960

Securities sold, not yet purchased at December 31, 2019 and 2018 consisted of the following (in thousands):

	2019		2018
	Proceeds	Fair Value	Proceeds	Fair Value
Equity securities:
Common stocks	$13,863	$16,300	$10,150	$9,485
Other investments	13	119	-	89
Total securities sold, not yet purchased	$13,876	$16,419	$10,150	$9,574

Investments in affiliated registered investment companies at December 31, 2019 and 2018 consisted of the following (in thousands):

	2019		2018
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$75,646	$99,834	$73,950	$85,090
Mutual funds	48,348	59,477	49,714	57,045
Total investments in affiliated registered investment companies	$123,994	$159,311	$123,664	$142,135

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investment in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company and/or consolidated funds will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments. At December 31, 2019 and December 31, 2018 we held derivative contracts on 3.4 million and 1.0 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition as shown in the table below. We had two foreign exchange contracts outstanding at December 31, 2019 and one at December 31, 2018. Except for the foreign exchange contracts entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the consolidated statements of income and included in investments in securities, securities sold, not yet purchased, or receivable from or payable to brokers on the consolidated statements of financial condition.

Index
The following table identifies the fair values of all derivatives and foreign currency positions held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of	Fair Value		Statement of	Fair Value
	Financial Condition Location	December 31, 2019	December 31, 2018	Financial Condition Location	December 31, 2019	December 31, 2018

Derivatives designated as hedging instruments under FASB ASC 815-20

Foreign exchange contracts	Receivable from brokers	$23	$204	Payable to brokers	$-	$-

Derivatives not designated as hedging instruments under FASB ASC 815-20

Equity contracts	Investments in securities	$291	$464	Securities sold, not yet purchased	$119	$89

Total		$314	$668		$119	$89

The following table identifies gains and losses of all derivatives and foreign currency positions held by the Company (in thousands):

		Year ended December 31,
Type of Derivative	Income Statement Location	2019	2018

Foreign exchange contracts	Net gain/(loss) from investments	$128	$204
Equity contracts	Net gain/(loss) from investments	(1,951)	4,774

Total		$(1,823)	$4,978

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

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
December 31, 2019	$291	$-	$291	$(119)	$-	$172
December 31, 2018	$416	$-	$416	$(89)	$-	$327

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
December 31, 2019	$119	$-	$119	$(119)	$-	$-
December 31, 2018	$89	$-	$89	$(89)	$-	$-

Index
E.	Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities in which the Company had investments totaling $124.8 million and $100.1 million at December 31, 2019 and 2018, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $20.5 million and $18.6 million at December 31, 2019 and 2018, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

The value of entities where consolidation is not deemed appropriate consist of equity method investments which are included in investments in partnerships on consolidated statements of financial condition. This caption includes investments in Affiliated Entities and Unaffiliated Entities which the Company accounts for under the equity method of accounting. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the consolidated statements of income.

The following table reflects the net impact of the consolidated entities on the consolidated statements of financial condition in thousands):

Index
	December 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$335,421	$13,167	$348,588
Investments in securities (including GBL stock)	182,673	117,684	300,357
Investments in affiliated investment companies	211,024	(51,713)	159,311
Investments in partnerships	167,781	(22,409)	145,372
Receivable from brokers	7,759	16,391	24,150
Investment advisory fees receivable	9,604	(22)	9,582
Other assets	23,517	29	23,546
Total assets	$937,779	$73,127	$1,010,906
Liabilities and equity
Securities sold, not yet purchased	$4,625	$11,794	$16,419
Accrued expenses and other liabilities	35,718	10,949	46,667
Redeemable noncontrolling interests	1	50,384	50,385
Total equity	897,435	-	897,435
Total liabilities and equity	$937,779	$73,127	$1,010,906

	December 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$396,074	$13,490	$409,564
Investments in securities (including GBL stock)	131,764	98,196	229,960
Investments in affiliated investment companies	193,006	(50,871)	142,135
Investments in partnerships	138,119	(19,390)	118,729
Receivable from brokers	7,998	16,631	24,629
Investment advisory fees receivable	4,427	(33)	4,394
Other assets	24,551	471	25,022
Total assets	$895,939	$58,494	$954,433
Liabilities and equity
Securities sold, not yet purchased	$4,631	$4,943	$9,574
Accrued expenses and other liabilities	25,060	3,751	28,811
Redeemable noncontrolling interests	-	49,800	49,800
Total equity	866,248	-	866,248
Total liabilities and equity	$895,939	$58,494	$954,433

Index
The following table reflects the net impact of the consolidated entities on the consolidated statements of income (in thousands):

	Year Ended December 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$32,821	$(1,556)	$31,265
Total expenses	45,698	1,325	47,023
Operating loss	(12,877)	(2,881)	(15,758)
Total other income/(expense), net	64,267	6,399	70,666
Income/(loss) before income taxes	51,390	3,518	54,908
Income tax benefit	12,126	-	12,126
Net income/(loss) before NCI	39,264	3,518	42,782
Net income attributable to noncontrolling interests	76	3,518	3,594
Net loss	$39,188	$-	$39,188

	Year Ended December 31, 2018
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$22,855	$(76)	$22,779
Total expenses	34,413	1,846	36,259
Operating loss	(11,558)	(1,922)	(13,480)
Total other income, net	(58,019)	2,638	(55,381)
Income/(loss) before income taxes	(69,577)	716	(68,861)
Income tax benefit	(11,478)	-	(11,478)
Net income/(loss) before NCI	(58,099)	716	(57,383)
Net loss attributable to noncontrolling interests	-	716	716
Net income	$(58,099)	$-	$(58,099)

Variable Interest Entities

With respect to each consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of any consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

Index
The following table presents the balances related to VIEs that are consolidated and included on the consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$2,224	$2,560
Investments in securities	18,454	7,253
Receivable from broker	2,601	553
Investments in partnerships and affiliates	8,363	-
Accrued expenses and other liabilities	(329)	(42)
Redeemable noncontrolling interests	(9,592)	(419)
AC’s net interests in consolidated VIEs	$21,721	$9,905

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

The summarized financial information of the Company’s equity method investments as of and for the years ended December 31, 2019 and 2018 are as follows (in millions):

	December 31, 2019	December 31, 2018

Total assets	$1,607	$1,549
Total liabilities	246	260
Total equity	1,361	1,289

	For the year
	2019	2018
Net income/(loss)	43	(12)

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

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Index
The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (in thousands):

	December 31, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$343,428	$-	$-	$343,428
Investments in securities (including GBL stock):
Trading - Gov’t obligations	29,037	-	-	29,037
Common stocks	257,520	4,444	89	262,562
Mutual funds	2,196	-	-	2,196
Other	2,428	509	4,134	6,562
Total investments in securities	291,181	4,953	4,223	300,357
Investments in affiliated registered investment companies:
Closed-end funds	99,834	-	-	99,834
Mutual funds	59,477	-	-	59,477
Total investments in affiliated
registered investment companies	159,311	-	-	159,311
Total investments held at fair value	450,492	4,953	4,223	459,668
Total assets at fair value	$793,920	$4,953	$4,223	$803,096
Liabilities
Common stocks	$16,300	$-	$-	$16,300
Other	-	119	-	119
Securities sold, not yet purchased	$16,300	$119	$-	$16,419

	December 31, 2018
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$407,239	$-	$-	$407,239
Investments in securities (including GBL stock):
Gov’t obligations	11,707	-	-	11,707
Common stocks	205,978	7,161	12	213,151
Mutual funds	1,161	-	-	1,161
Other	19	464	3,458	3,941
Total investments in securities	218,865	7,625	3,470	229,960
Investments in affiliated registered investment companies:
Closed-end funds	85,090	-	-	85,090
Mutual funds	57,045	-	-	57,045
Total investments in affiliated registered investment companies	142,135	-	-	142,135
Total investments held at fair value	361,000	7,625	3,470	372,095
Total assets at fair value	$768,239	$7,625	$3,470	$779,334
Liabilities
Common stocks	$9,485	$-	$-	$9,485
Other	-	89	-	89
Securities sold, not yet purchased	$9,485	$89	$-	$9,574

Index
The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year ended December 31, 2019			Year ended December 31, 2018
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$12	$3,458	$3,470	$618	$1,169	$1,787
Consolidated funds	-	-	-	-	984	984
Total gains/(losses)	14	673	687	(1)	(3,489)	(3,490)
Purchases	-	3	3	-	4,773	4,773
Sales	-	-	-	-	(32)	(32)
Transfers	63	-	63	(605)	53	(552)
Ending balance	$89	$4,134	$4,223	$12	$3,458	$3,470
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to Level 3 assets still held as of the reporting date	$(8)	$673	$665	$(1)	$(3,504)	$(3,505)

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the consolidated statements of income.

During the years ended December 31, 2019 and 2018, the Company transferred investments with a value of approximately $63,000 and $53,000, respectively, from Level 1 to Level 3 due to the unavailability of observable inputs.  For the year ended December 31, 2018, the Company transferred an investment with a value of approximately $605,000 from Level 3 to Level 1 due to increased availability of market price quotations.

G.	Income Taxes

The provision for income taxes for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Federal:
Current	$4,294	$1,223
Deferred	6,680	(11,631)
State and local:
Current	472	124
Deferred	680	(1,194)
Total	$12,126	$(11,478)

Index
A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2019 and 2018 is set forth below:

	2019	2018
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	1.7	1.3
Dividends received deduction	(0.5)	0.4
Donation of appreciated securities	-	-
Deferred tax asset valuation allowance	1.0	(1.0)
Nondeductible capital losses	-	(4.5)
Accelerated vesting of restricted stock awards	-	-
Noncontrolling interests	(1.7)	-
Other	0.2	(0.5)
Effective income tax rate	21.7%	16.7%

Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Stock-based compensation expense	$470	$139
Investments in securities and partnerships	-	5,100
Deferred compensation	499	2,392
Shareholder-designated contribution carryover (a)	1,446	1,898
Other	-	90
	2,415	9,619
Deferred tax liabilities:
Investments in securities and partnerships	(27)	-
Other liabilities	(384)	(197)
	(411)	(197)
Net deferred tax assets/(liabilities)	$2,004	$9,422

(a) Net of valuation allowance of $1,385 and $719 for 2019 and 2018, respectively

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows (in thousands):

Balance at January 1, 2018	$11
Reductions for tax positions of prior years	(5)
Balance at December 31, 2018	$6
Reductions for tax positions of prior years	(6)
Balance at December 31, 2019	$-

The Company records penalties and interest related to tax uncertainties in income taxes. As of December 31, 2018 the Company had gross unrecognized tax benefits of $5,688 of which $4,494 if recognized, would impact the Company’s effective tax rate. The Company has accrued liabilities of $3,071 as of December 31, 2018 for interest and penalties. These amounts are included in accrued expenses and other liabilities on the consolidated statements of financial condition.

Index
The Company remains subject to income tax examination by the IRS for the years 2017 and 2018 and state examinations for years after 2011.

H.	Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period.

The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	For the Years Ending December 31,
	2019	2018
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$39,188	$(58,099)
Weighted average shares outstanding	22,534	23,070
Basic net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$1.74	$(2.52)

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$39,188	$(58,099)

Weighted average share outstanding	22,534	23,070
Dilutive restricted stock awards	-	-
Total	22,534	23,070
Diluted net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$1.74	$(2.52)

I.	Related Party Transactions

The following is a summary of certain related party transactions.

GGCP, Inc., a private company controlled by the Executive Chairman, indirectly owns a majority of our Class B stock, representing approximately 95% of the combined voting power and 82% of the outstanding shares of our common stock at December 31, 2019.

Loans with related parties

On April 23, 2019, the Company issued a promissory note for $2.1 million to our Executive Chairman.  The promissory note was re-paid with interest at 1% per annum on May 28, 2019.

AC received principal repayments on the GAMCO Note totaling $50 million in each of the years ended December 31, 2018 and 2017. The GAMCO Note was fully paid in 2018. Interest income of $0.8 million paid on the GAMCO Note is included in interest and dividend income on the consolidated statements of income for the years ended December 31, 2018. See Note A, Organization.

On December 26, 2017, GAMCO issued a promissory note to the Company for $15 million. The note principal and related interest of $40,000 were paid on February 28, 2018.

Investments in Securities

In August 2006, a son of the Executive Chairman was given responsibility for managing one proprietary investment account. The balance in the proprietary investment account at December 31, 2019 and 2018 was $26.3 million and $18.2 million, respectively, of which $1.0 million and $0.1 million, respectively, is owed to the portfolio manager representing earnings that have been re-invested in the account.

Index
At December 31, 2019 and 2018, the value of the Company’s investment in GAMCO common stock was $57.2 million and $50.9 million, respectively. The Company recorded dividend income of $0.3 million and $0.3 million in 2019 and 2018, respectively from GAMCO which is included in interest and dividend income on the consolidated statements of income.  For the year, GBL stock price increased 15.4% to $19.49 per share, resulting in a $7.6 million mark-to-market gain for the Company versus a mark-to-market loss of $38 million in 2018.

At December 31, 2019 and 2018, the Company invested $336.7 million and $398.3 million, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the consolidated statements of financial condition.  For the years ending December 31, 2019 and 2018, the Company earned interest of $7.8 million and $5.5 million from their investments in this fund, respectively.

Investments in affiliated equity mutual funds advised by Gabelli Funds and Teton Advisors, Inc., an investment advisor under common control with the Company, totaled $159.3 million and $142.4 million at December 31, 2019 and 2018, respectively and are included in investments in affiliated registered investment companies on the consolidated statements of financial condition. Included in other income/(expense) are $38.7 million and $21.4 million of gains from investments and dividends with respect to funds advised by Gabelli Funds and Teton Advisors, Inc. for the years ending December 31, 2019 and 2018, respectively.

Investments in Partnerships

We had an aggregate investment in affiliated Investment Partnerships of approximately $124.8 million and $100.1 million at December 31, 2019 and 2018, respectively.  Affiliates of the Company, including its consolidated subsidiaries, receive management fees and incentive fees and allocations of up to 20% with respect to certain of these investments.

Investment Advisory Services

Pursuant to a sub-advisory agreement with the Company, Gabelli Funds pays GCIA 90% of the net revenues it receives related to investment advisory services provided to GAMCO International SICAV – GAMCO Merger Arbitrage, an investment company incorporated under the laws of Luxembourg (the “SICAV”). For this purpose, net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds. GCIA received $4.1 million and $3.9 million during 2019 and 2018, respectively under this sub-advisory agreement. These payments are included in investment advisory and incentive fees on the consolidated statements of income.

Institutional Research Services

In 2019 and 2018, G.research earned $4.9 million and $3.8 million, respectively, or 76% and 62%, respectively, of its commission revenue from transactions executed on behalf of Gabelli Funds and GAMCO Asset. These commissions are included in institutional research services on the consolidated statements of income.

Pursuant to research services agreements, GAMCO Asset paid $0.8 million and $1.0 million and Gabelli Funds paid $0.7 million and $1.0 million to G.research for the years ended December 31, 2019 and 2018, respectively.  On October 11, 2019, the parties agreed to terminate the research services agreement effective January 1, 2020.   As required by the Company’s Code of Ethics, staff members are required to maintain their brokerage accounts at G.research unless they receive authorization to maintain an outside account. G.research offers our staff and the staffs of other affiliated entities the opportunity to engage in brokerage transactions at discounted commission rates. Accordingly, many of our staff members, including the executive officers or entities controlled by them, have brokerage accounts at G.research and have engaged in securities transactions at discounted rates.

Compensation

In accordance with an employment agreement, the Company pays the Executive Chairman, or his designated assignees, a management fee equal to 10% of the Company’s pretax profits before consideration of this fee and before consolidation of Investment Partnerships. In 2019, the Company recorded management fee expense of $5.7 million; there was no management fee expense in 2018. These fees are recorded as management fee on the consolidated statements of income.

Index
Affiliated Receivables/Payables

At December 31, 2019 and 2018, the receivable from affiliates consists primarily of sub-advisory fees due from Gabelli Funds.

At December 31, 2019 and 2018, the payable to affiliates primarily consisted of expenses paid by affiliates on behalf of the Company.

GAMCO Sublease

In June 2016, AC entered into a sublease agreement with GBL which is subject to annual renewal. Pursuant to the sublease, AC and its subsidiaries pay a monthly fixed lease amount based on the percentage of square footage occupied by its employees (including pro rata allocation of common space) at GBL’s corporate offices. For the years ended December 31, 2019 and 2018, the Company paid $501,327 and $463,286 respectively, under the sublease agreement. These amounts are included in other operating expenses on the consolidated statements of income.

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

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through December 31, 2019, approximately 700,000 shares have been awarded under the Plan leaving approximately 1.3 million shares for future grants.

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

There were no RSAs outstanding as of December 31, 2019 or 2018.

In August and December 2018, the Company’s Board of Directors approved the grant of 172,800 shares of Phantom Restricted Stock awards (“Phantom RSAs”). Under the terms of the grants, which were effective August 8 and December 31 of 2018, the Phantom RSAs vest 30% and 70% after three and five years, respectively. The Phantom RSAs will be settled by a cash payment, net of applicable withholding tax, on the vesting dates. In addition, an amount equivalent to the cumulative dividends declared on shares of the Company’s Class A common stock during the vesting period will be paid to participants on vesting.

Index
Pursuant to ASC 718, the Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period.  In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock.  In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination).  The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on December 31, 2019 and 2018, the total liability recorded by the Company in compensation payable as of December 31, 2019 and 2018, with respect to the Phantom RSAs was $2.0 million and $0.6 million, respectively.

For the years ended December 31, 2019 and 2018, the Company recorded approximately $1.4 million and $0.7 million in stock-based compensation expense, respectively. This expense is included in compensation expense in the consolidated statements of income.

As of December 31, 2019, there were 119,650 Phantom RSAs outstanding. The unrecognized compensation expense related to these was $3.9 million which is expected to be recognized over a weighted-average period of 2 years. As of December 31, 2018, there were 170,300 Phantom RSAs outstanding and $5.4 million unrecognized compensation expense.

Stock Repurchase Program

In 2019, the Company repurchased 0.1 million shares at an average price of $37.62 per share for a total investment of $4.1 million. In 2018, the Company repurchased 0.2 million shares at an average price of $37.52 per share for a total investment of $7.0 million.

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

Dividends

During 2019, the Company declared dividends of $0.20 per share to class A and class B shareholders totaling $4.5 million, of which $2.3 million is payable on January 9, 2020 and is included in accrued expenses and other liabilities on the consolidated statement of financial condition as of December 31, 2019.

During 2018, the Company declared dividends of $0.20 per share to class A and class B shareholders totaling $4.6 million, of which $2.3 million was paid on January 9, 2019 and is included in accrued expenses and other liabilities on the consolidated statements of financial condition as of December 31, 2018.

K.	Retirement Plan

The Company participates in an incentive savings plan (the “Savings Plan”) covering substantially all employees. Company contributions to the Savings Plan are determined annually by management of the Company but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code of 1986, as amended. The expense for contributions to the Savings Plan was approximately $29,000 and $11,000 in 2019 and 2018, respectively, and is included in compensation on the consolidated statements of income.

Index
L.	Guarantees, Contingencies, and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at December 31, 2019.

G.research has agreed to indemnify clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of December 31, 2019 and 2018, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.

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

G.research is registered with the SEC as a broker-dealer and is regulated by FINRA. As such, G.research is subject to the minimum net capital requirements promulgated by the SEC. G.research computes its net capital under the alternative method permitted by the SEC, which results in required minimum net capital of $250,000. As of December 31, 2019, and 2018, G.research had net capital, as defined, of approximately $4.6 million and $9.1 million, respectively, exceeding the regulatory requirement by approximately $4.3 million and $8.8 million, respectively. Net capital requirements for G.research may increase in accordance with rules and regulations to the extent it engages in other business activities.

N.	Shareholder-Designated Contribution Plan

The Company has established a Shareholder Designated Charitable Contribution program. Under the program, from time to time each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty-five cents per share based upon the actual number of shares registered in the shareholder’s name. The Company recorded an expense of $3.3 million and $3.3 million related to this program for the years ended December 31, 2019 and 2018, respectively, which is included in shareholder-designated contribution in the consolidated statements of income. As of December 31, 2019 and 2018, the Company has reflected a liability in the amount of $2.0 million and $3.3 million in connection with this program which is included in accrued expenses and other liabilities on the consolidated statement of financial condition, respectively.

O.	Subsequent Events

A significant portion of G.research institutional research services have been provided to GAMCO and its affiliates.    These agreements were terminated on January 1, 2020 and compensation from Gabelli Funds and GAMCO Asset and costs related to servicing these arrangements are expected to decrease.

As of December 31, 2019, 119,650 awarded but unvested Phantom RSAs are outstanding. On February 4, 2020, an additional 23,000 Phantom RSA’s were forfeited by teammates who transferred to Morgan Group Holding Co. resulting in 96,650 Phantom RSA’s remaining outstanding.

On March 14, 2020, the Associated Capital Group Board of Directors approved the spin-off of Morgan Group to Associated Capital shareholders. Associated Capital will distribute to its shareholders on a pro rata basis the 50,000,000 shares of Morgan that Associated Capital owns.

Index
ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our current management, including our CEO and CAO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based on this evaluation of our disclosure controls and procedures management has concluded that our disclosure controls and procedures were not effective as of December 31, 2019 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding that our disclosure controls and procedures as of December 31, 2019 were not effective, and the material weakness in our internal control over financial reporting as described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of the Evaluation Date.

The material weakness in internal control over financial reporting was caused by the Company not having sufficient personnel with technical accounting and reporting skills, which resulted in the lack of segregation of duties to separate financial statement preparation from senior management review and misstatements related to nonroutine transactions that were corrected before issuance.  This material weakness resulted in an increased risk of a material misstatement in the financial statements.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weakness described above, there were no changes during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan and Status

In light of the material weakness in our internal controls over financial reporting, management has taken steps to enhance and improve the design and operating effectiveness of our internal controls over financial reporting, including the following implemented steps: (i) appointed additional qualified personnel to address inadequate segregation of duties; (ii) assigned preparation and review responsibilities to additional personnel for the financial reporting process; (iii) documented the completion and review of assigned responsibilities through checklists (iv) appointed a senior accounting consulting professional to review work performed by current financial reporting personnel and commenced a search to add additional finance staff to augment accounting personnel.

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

Information regarding the Directors and Executive Officers of AC and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”).

AC has adopted a Code of Business Conduct that applies to all of our officers, directors, full-time and part-time employees and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (together, the “Codes of Conduct”). The Codes of Conduct are posted on our website (www.associated-capital-group.com) and are available in print free of charge to anyone who requests a copy. Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, Associated Capital Group, Inc. 191 Mason Street, Greenwich, Connecticut 06830. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2020 Annual Meeting, AC will also submit to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by AC of the NYSE corporate governance listing standards as of the date of the certification.

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

Index
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

4.2	Description of The Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

Index
Exhibit Number	Description of Exhibit

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

10.8
Agreement and Plan of Merger, dated as of October 31, 2019, by and among Morgan Group Holding Co., G.R. acquisition, LLC, G.research, LLC, Institutional Services Holdings, LLC and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Morgan Group Holding Co. filed with the Securities and Exchange Commission on November 6, 2019).

21.1	Subsidiaries of the Company.
24.1	Powers of Attorney (included on page 60 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
100.INS	XBRL Instance Document
100.SCH	XBRL Taxonomy Extension Schema Document
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document
100.LAB	XBRL Taxonomy Extension Label Linkbase Document
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16:	FORM 10-K SUMMARY

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 16, 2020.

ASSOCIATED CAPITAL GROUP, INC.

By: /s/ Kenneth D. Masiello
Name:	Kenneth D. Masiello
Title:	Chief Accounting Officer

Date: March 16, 2020

Index
POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kevin Handwerker and Kenneth D. Masiello and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. Jamieson	President and	March 16, 2020
Douglas R. Jamieson	Chief Executive Officer
(Principal Executive Officer)

/s/ Kenneth D. Masiello	Chief Accounting Officer	March 16, 2020
Kenneth D. Masiello	(Principal Financial Officer)

/s/ Mario J. Gabelli	Executive Chairman of the	March 16, 2020
Mario J. Gabelli	Board and Director

/s/ Marc Gabelli	Director	March 16, 2020
Marc Gabelli

/s/ Daniel R. Lee	Director	March 16, 2020
Daniel R. Lee

/s/ Bruce M. Lisman	Director	March 16, 2020
Bruce M. Lisman

/s/ Frederic V. Salerno	Director	March 16, 2020
Frederic V. Salerno

/s/ Salvatore F. Sodano	Director	March 16, 2020
Salvatore F. Sodano

/s/ Elisa M. Wilson	Director	March 16, 2020
Elisa M. Wilson