Form 10-Q
period 2020-03-31
Associated Capital Group, Inc.
filed 2020-05-12
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 30, 2020
Class A Common Stock, .001 par value	3,404,541
Class B Common Stock, .001 par value	18,982,918

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

INDEX

* Items other than those listed above have been omitted because they are not applicable.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents (a)	$358,594	$348,588
Investments in securities (Including GBL stock with a value of $32.3 million and $57.2 million, respectively) (a)	222,807	300,357
Investments in affiliated registered investment companies	121,734	159,311
Investments in partnerships (a)	136,937	145,372
Receivable from brokers (a)	17,403	24,150
Investment advisory fees receivable	1,311	9,582
Receivable from affiliates	627	4,369
Deferred tax assets (including taxes receivable of $1,297 in 2020)	22,128	2,004
Goodwill	3,519	3,519
Other assets (a)	19,030	13,654
Total assets	$904,090	$1,010,906

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$8,819	$14,889
Income taxes payable	-	3,676
Compensation payable	5,665	20,246
Securities sold, not yet purchased (a)	17,422	16,419
Payable to affiliates	637	483
Accrued expenses and other liabilities (a)	4,835	7,373
Total liabilities	37,378	63,086

Redeemable noncontrolling interests (a)	45,909	50,385

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,589,254 and 6,569,254 shares issued, respectively; 3,390,590 and 3,452,381 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued;	-
19,002,918 and 19,022,918 shares outstanding, respectively	19	19
Additional paid-in capital	1,003,450	1,003,450
Retained earnings/(Accumulated deficit)	(74,056)	(701)
Treasury stock, at cost (3,198,664 and 3,116,873 shares outstanding, respectively)	(109,567)	(106,342)
Total Associated Capital Group, Inc. equity	819,852	896,432
Noncontrolling interests	951	1,003
Total equity	820,803	897,435
Total liabilities and equity	$904,090	$1,010,906

(a) As of March, 31, 2020 and December 31, 2019, cash and cash equivalents, investments in securities, investment in partnerships, receivable from broker, other assets, securities sold, not yet purchased, accrued expenses and other liabilities and redeemable noncontrolling interests include amounts related to consolidated variable interest entities (“VIEs”). See Footnote D.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Investment advisory and incentive fees	$2,700	$2,733
Institutional research services	1,374	1,913
Other	295	6
Total revenues	4,369	4,652
Expenses
Compensation	3,375	6,311
Management fee	-	3,260
Other operating expenses	2,089	2,957
Total expenses	5,464	12,528

Operating loss	(1,095)	(7,876)
Other income (expense)
Net gain/(loss) from investments	(102,090)	34,979
Interest and dividend income	2,310	3,786
Interest expense	(49)	(44)
Shareholder-designated contribution	(227)	-
Total other income (expense), net	(100,056)	38,721
Income/(loss) before income taxes	(101,151)	30,845
Income tax expense/(benefit)	(23,799)	6,191
Net income/(loss)	(77,352)	24,654
Net income/(loss) attributable to noncontrolling interests	(3,997)	1,507
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(73,355)	$23,147

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$(3.27)	$1.02
Diluted	$(3.27)	$1.02

Weighted average shares outstanding:
Basic	22,441	22,584
Diluted	22,441	22,584

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019

Net income/(loss)	$(77,352)	$24,654
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(3,997)	1,507

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(73,355)	$23,147

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)

For the three months ended March 31, 2020
	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings/ (Accumulated Deficit)	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$1,003	$897,435	$50,385
Redemptions of noncontrolling interests	-	-	-	-	-	-	(531)
Net loss	-	(73,355)	-	-	(52)	(73,407)	(3,945)
Purchase of treasury stock	-	-	-	(3,225)	-	(3,225)	-
Balance at March 31, 2020	$25	$(74,056)	$1,003,450	$(109,567)	$951	$820,803	$45,909

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

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(77,352)	$24,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (gains) losses from partnerships	10,676	(3,838)
Depreciation and amortization	802	6
Deferred income taxes	(21,186)	-
Donated securities	281	944
Unrealized (gains) losses on securities	64,337	(20,047)
(Increase) decrease in assets:
Investments in securities	50,246	(35,098)
Investments in partnerships:
Contributions to partnerships	(3,429)	(4,071)
Distributions from partnerships	1,266	500
Receivable from affiliates	3,743	578
Receivable from brokers	6,748	(2,351)
Investment advisory fees receivable	8,271	3,206
Income taxes receivable	1,062	2,551
Other assets	5,693	9,021
Increase (decrease) in liabilities:
Payable to brokers	(6,070)	11,912
Income taxes payable and deferred tax liabilities, net	(3,676)	3,645
Payable to affiliates	154	620
Compensation payable	(14,582)	(3,877)
Accrued expenses and other liabilities	(367)	(1,060)
Total adjustments	103,969	(37,359)
Net cash provided by (used in) operating activities	$26,617	$(12,705)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Investing activities
Purchases of securities	$(193)	$(342)
Proceeds from sales of securities	321	2,108
Return of capital on securities	349	571
Purchase of building	(11,084)	-
Net cash (used in) provided by investing activities	(10,607)	2,337

Financing activities
Redemptions of redeemable noncontrolling interests	(531)	(526)
Dividends paid	(2,248)	(2,259)
Purchase of treasury stock	(3,225)	(391)
Net cash used in financing activities	(6,004)	(3,176)
Net increase (decrease) in cash and cash equivalents	10,006	(13,544)
Cash and cash equivalents at beginning of period	348,588	409,764
Cash and cash equivalents at end of period	$358,594	$396,220

Supplemental disclosures of cash flow information:
Cash paid for interest	$49	$44
Cash paid for taxes	$-	$-

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	$358,594	$396,020
Restricted cash included in receivable from brokers	200	200
Cash, cash equivalents and restricted cash	$358,794	$396,220

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

A.  Basis of Presentation and Significant Accounting Policies

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

Organization

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

We provide our underwriting and institutional research services through G.research, LLC (“G.research”), an indirect majority-owned subsidiary of the Company. G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”).

We may make direct investments in operating businesses using a variety of techniques and structures. We added Gabelli Special Purpose Acquisition Vehicles (“SPAC”) in 2018.  Gabelli Value for Italy (VALU), our initial vehicle launched and listed on the Italian Borsa, approached its second anniversary at the apex of the pandemic in Italy.  In light of this challenge, the board voted to commence liquidation.  The VALU effort successfully canvassed private company opportunities in Italy, with deal flow expanding throughout Europe.  We believe the platform is in place to further expand our direct investment efforts across the European continent.

Associated Capital Group, Inc, Spin-Off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

Morgan Group Holding Co. Merger and Spin-Off

On October 31, 2019, the Company closed on a transaction whereby Morgan Group Holding Co., (“Morgan Group”) a company that trades in the over the counter market under the symbol “MGHL” and under common control of AC’s majority shareholder, acquired all of the Company’s interest in G.research for 50,000,000 shares of Morgan Group common stock.  In addition, immediately prior to the closing, 5.15 million Morgan Group shares were issued under a private placement for $515,000.  Subsequent to the transaction and private placement, the Company has an 83.3% ownership interest in Morgan Group and consolidates the entity, which includes G.research.  The transaction has been accounted for pursuant to ASC 805-50, Transactions Between Entities Under Common Control.  A common-control transaction is similar to a business combination, however, does not meet the definition of a business combination, because there is no change in control over the entity by the parent.  Therefore, the accounting and reporting for a transaction between entities under common control is outside the scope of the business combinations guidance in ASC 805-10, ASC 805-20, and ASC 805-30 and is addressed in ASC 805-50.  For transactions between entities under common control, there is no change in basis in the net assets received and therefore they are recorded at their historical cost

Index
On March 16, 2020, the Company announced that its Board of Directors has approved the spin-off of Morgan Group to AC’s shareholders.  AC will distribute to its shareholders on a pro rata basis the 50,000,000 shares of Morgan Group that it owns upon close of the spin-off. As of March 31, 2020 the book value of Morgan Group is $5.8 million in the aggregate and $0.10 per share.

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1‑for‑100.

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

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The Statement of Income will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period.  In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this guidance for smaller reporting companies for three years.  This guidance is effective for the Company on January 1, 2023 and requires a modified retrospective transition method, which will result in a cumulative-effect adjustment in retained earnings upon adoption.  Early adoption is permitted.  The Company is currently assessing the potential impact of this new guidance on the Company’s consolidated financial statements.

Index
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

Institutional Research Services. Morgan Group, through G.research, generates institutional research services revenues via hard dollar payments or through commissions on securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (e.g., hedge funds and asset managers) as well as affiliated mutual funds and managed accounts.  A significant portion of G.research institutional research services have been provided to GAMCO and its affiliates.

Index
These revenues consist of:

a.
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

b.
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

c.
Selling concessions –G.research participates as a member of the selling group of underwritten equity offerings and receives compensation based on the difference between what its clients pay for the securities sold to its institutional clients and what the issuer receives. The terms of the selling concessions are set forth in contracts between G.research and the underwriter.   Revenue is recognized on the trade date (the date on which the G.research purchases the securities from the issuer) for the portion G.research is contracted to buy.  G.research believes that the trade date is the appropriate point in time to recognize revenue for securities underwriting transactions as there are no significant actions G.research needs to take subsequent to this date, and the issuer obtains the control and benefit of the capital markets offering at this point.  Selling concessions earned are typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

d.
Sales manager fees – G.research participates as sales manager of at-the-market offerings of certain affiliated closed-end funds and receives a tiered percentage of proceeds as stipulated in agreements between G.research, the funds and the funds’ investment adviser. G.research recognizes sales manager fees upon sale of the related closed-end funds. Sales manager fees earned are fixed and typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

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

Index
Total revenues by type were as follows for the three month periods ended March 31, 2020 and 2019, respectively (in thousands):

	Three months ended March 31,
	2020	2019
Investment advisory and incentive fees
Asset-based advisory fees	$1,820	$1,724
Performance-based advisory fees	-	13
Sub-advisory fees	880	996
	2,700	2,733

Institutional research services
Hard dollar payments	102	487
Commissions	937	1,426
Sales manager fees	335	-
	1,374	1,913

Other
Underwriting fees	30	-
Miscellaneous	265	6
	295	6

Total	$4,369	$4,652

Index
C.  Investment in Securities

Investments in securities at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

Debt - Trading Securities
Government obligations	$-	$-	$28,428	$29,037
Equity Securities
Common stocks	284,446	213,374	271,627	262,562
Mutual funds	597	768	1,207	2,196
Other investments	11,796	8,665	7,847	6,562
Total investments in securities	$296,839	$222,807	$309,109	$300,357

Securities sold, not yet purchased at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020		December 31, 2019
	Proceeds	Fair Value	Proceeds	Fair Value

Equity securities
Common stocks	$20,314	$16,656	$13,863	$16,300
Other investments	53	766	13	119
Total securities sold, not yet purchased	$20,367	$17,422	$13,876	$16,419

Investments in affiliated registered investment companies at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

Equity securities
Closed-end funds	$75,619	$68,696	$75,646	$99,834
Mutual funds	48,708	53,038	48,348	59,477
Total investments in affiliated registered investment companies	$124,327	$121,734	$123,994	$159,311

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investment in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company and/or consolidated funds will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments. At March 31, 2020 and December 31, 2019 we held derivative contracts on 0.5 million and 3.4 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition as shown in the table below. We had one foreign exchange contracts outstanding at March 31, 2020 and two at December 31, 2019. Except for the foreign exchange contracts entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the consolidated statements of income and included in investments in securities, securities sold, not yet purchased, or receivable from or payable to brokers on the consolidated statements of financial condition.

Index
The following table identifies the fair values of all derivatives and foreign currency positions held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of	Fair Value		Statement of	Fair Value
	Financial Condition Location	March 31, 2020	December 31, 2019	Financial Condition Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$58	$23	Payable to brokers	$-	$-

Derivatives not designated as hedging instruments under FASB ASC 815-20
Equity contracts	Investments in securities	$76	$291	Securities sold, not yet purchased	$766	$119

Total derivatives		$134	$314		$766	$119

The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months ended March 31,
		2020	2019

Foreign exchange contracts	Net gain/(loss) from investments	$51	$81
Equity contracts	Net gain/(loss) from investments	(86)	(2,022)

Total		$(35)	$(1,941)

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

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Recognized Assets	Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
March 31, 2020	$76	$-	$76	$(76)	$-	$-
December 31, 2019	291	-	291	(119)	-	172

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Recognized Liabilities	Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
March 31, 2020	$766	$-	$766	$(76)	$-	$690
December 31, 2019	119	-	119	(119)	-	-

Index
D.  Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities in which the Company had investments totaling $117.9 million and $124.8 million at March 31, 2020 and December 31, 2019, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities).   We also had investments in unaffiliated partnerships, offshore funds and other entities of $19.1 million and $20.5 million at March 31, 2020 and December 31, 2019, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

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

The following table includes the net impact by line item on the condensed consolidated statements of financial condition for the consolidated entities (in thousands):

	March 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$342,127	$16,467	$358,594
Investments in securities (including GBL stock)	127,360	95,447	222,807
Investments in affiliated investment companies	169,133	(47,399)	121,734
Investments in partnerships	154,669	(17,732)	136,937
Receivable from brokers	4,788	12,615	17,403
Investment advisory fees receivable	1,334	(23)	1,311
Other assets	45,172	132	45,304
Total assets	$844,583	$59,507	$904,090
Liabilities and equity
Securities sold, not yet purchased	$6,964	$10,458	$17,422
Accrued expenses and other liabilities	16,816	3,140	19,956
Redeemable noncontrolling interests	-	45,909	45,909
Total equity	820,803	-	820,803
Total liabilities and equity	$844,583	$59,507	$904,090

	December 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$335,421	$13,167	$348,588
Investments in securities (including GBL stock)	182,673	117,684	300,357
Investments in affiliated investment companies	211,024	(51,713)	159,311
Investments in partnerships	167,781	(22,409)	145,372
Receivable from brokers	7,759	16,391	24,150
Investment advisory fees receivable	9,604	(22)	9,582
Other assets	23,517	29	23,546
Total assets	$937,779	$73,127	$1,010,906
Liabilities and equity
Securities sold, not yet purchased	$4,625	$11,794	$16,419
Accrued expenses and other liabilities	35,718	10,949	46,667
Redeemable noncontrolling interests	1	50,384	50,385
Total equity	897,435	-	897,435
Total liabilities and equity	$937,779	$73,127	$1,010,906

Index
The following table includes the net impact by line item on the condensed consolidated statements of income for the consolidated entities (in thousands):

	Three Months Ended March 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$3,725	$644	$4,369
Total expenses	5,493	198	5,464
Operating loss	(1,768)	446	(1,095)
Total other income, net	(95,438)	(4,391)	(100,056)
Income before income taxes	(97,206)	(3,945)	(101,151)
Income tax expense	(23,799)	-	(23,799)
Net income before NCI	(73,407)	(3,945)	(77,352)
Net income attributable to noncontrolling interests	(52)	(3,945)	(3,997)
Net income	$(73,355)	$-	$(73,355)

	Three Months Ended March 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,817	$(165)	$4,652
Total expenses	11,462	1,066	12,528
Operating loss	(6,645)	(1,231)	(7,876)
Total other income/(expense), net	35,983	2,738	38,721
Loss before income taxes	29,338	1,507	30,845
Income tax benefit	6,191	-	6,191
Net loss before NCI	23,147	1,507	24,654
Net loss attributable to noncontrolling interests	-	1,507	1,507
Net loss	$23,147	$-	$23,147

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

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$2,384	$2,224
Investments in securities	13,570	18,454
Receivable from brokers	2,097	2,601
Investments in partnerships and affiliates	8,120	8,363
Accrued expenses and other liabilities	(198)	(329)
Redeemable noncontrolling interests	(8,419)	(9,592)
AC Group’s net interests in consolidated VIEs	$17,554	$21,721

Index
E.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (in thousands):

	March 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$354,434	$-	$-	$354,434
Investments in securities (including GBL stock):
Trading - Gov’t obligations	-	-	-	-
Common stocks	206,694	6,644	36	213,374
Mutual funds	768	-	-	768
Other	3,460	1,310	3,895	8,665
Total investments in securities	210,922	7,954	3,931	222,807
Investments in affiliated registered investment companies:
Closed-end funds	68,696	-	-	68,696
Mutual funds	53,038	-	-	53,038
Total investments in affiliated registered investment companies	121,734	-	-	121,734
Total investments held at fair value	332,656	7,954	3,931	344,541
Total assets at fair value	$687,090	$7,954	$3,931	$698,975
Liabilities
Common stocks	$16,656	$-	$-	$16,656
Other	-	766	-	766
Securities sold, not yet purchased	$16,656	$766	$-	$17,422

	December 31, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$343,428	$-	$-	$343,428
Investments in securities (including GBL stock):
Trading - Gov’t obligations	29,037	-	-	29,037
Common stocks	257,520	4,444	89	262,562
Mutual funds	2,196	-	-	2,196
Other	2,428	509	4,134	6,562
Total investments in securities	291,181	4,953	4,223	300,357
Investments in affiliated registered investment companies:
Closed-end funds	99,834	-	-	99,834
Mutual funds	59,477	-	-	59,477
Total investments in affiliated registered investment companies	159,311	-	-	159,311
Total investments held at fair value	450,492	4,953	4,223	459,668
Total assets at fair value	$793,920	$4,953	$4,223	$803,096
Liabilities
Common stocks	$16,300	$-	$-	$16,300
Other	-	119	-	119
Securities sold, not yet purchased	$16,300	$119	$-	$16,419

Index
The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$89	$4,134	$4,223	$12	$3,458	$3,470
Consolidated fund	-	-	-	-	-	-
Total gains/(losses)	(53)	(130)	(183)	(42)	(147)	(189)
Purchases	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Transfers	-	(109)	(109)	63	-	63
Ending balance	$36	$3,895	$3,931	$33	$3,311	$3,344
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$(53)	$(130)	$(183)	$(42)	$(147)	$(189)

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended March 31, 2020, the Company transferred investments with values of approximately 109,000 from level 3 to level 1 due to the availability of observable inputs.

During the three months ended March 31, 2019, the Company transferred investments with values of approximately $63,000 from level 1 to level 3 due to the unavailability of observable inputs.

F.  Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2020 and March 31, 2019 was 23.5% and 20.1%, respectively. The ETR in the first quarter of 2020 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit) and the rate differential on the carryback of a net operating loss.  The ETR in the first quarter of 2019 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit) and the benefit of (a) the donation of appreciated securities and (b) the dividends received deduction.

G.  Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period because there are no dilutive securities outstanding during the periods presented.

Index
The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
(amounts in thousands, except per share amounts)	2020	2019
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(73,355)	$23,147
Weighted average shares outstanding	22,441	22,584
Basic net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$(3.27)	$1.02

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(73,355)	$23,147
Weighted average share outstanding	22,441	22,584
Diluted net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$(3.27)	$1.02

H.  Stockholders’ Equity

Shares outstanding were 22.4 million and 22.5 million at March 31, 2020 and December 31, 2019, respectively.

Dividends

There were no dividends declared during each of the three months ended March 31, 2020 and 2019.

Stock Repurchase Program

For the three months ended March 31, 2020 and 2019, the Company repurchased approximately 82 thousand and 10 thousand shares at an average price of $39.43 per share and $40.03 per share for a total investment of $3.2 million and $0.4 million, respectively.

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

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through March 31, 2020, approximately 700,000 shares have been awarded under the Plan leaving approximately 1.3 million shares for future grants.

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

Pursuant to ASC 718, the Phantom RSAs will be treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur.  Based on the closing price of the Company’s Class A Common Stock on March 31, 2020 and December 31, 2019, the total liability recorded by the Company in compensation payable as of March 31, 2020 and December 31, 2019, with respect to the Phantom RSAs was $1.2 million and $2.0 million, respectively.

For the three month periods ended March 31, 2020 and 2019, the Company recorded approximately $(0.8) million and $0.4 million in stock-based compensation expense, respectively.  This expense is included in compensation expense in the consolidated statements of income.

As of March 31, 2020, there were 96,650 Phantom RSAs outstanding. The unrecognized compensation cost related to these was $1.2 million which is expected to be recognized over a weighted-average period of 2.1 years.  On February 4, 2020, 23,000 Phantom RSA’s were forfeited by teammates who transferred to Morgan Group.

As of December 31, 2019, 119,650 awarded but unvested Phantom RSAs were outstanding.

I.  Goodwill and Identifiable Intangible Assets

At March 31, 2020, goodwill and intangible assets on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended March 31, 2020 or March 31, 2019, and as such there was no impairment analysis performed or charge recorded.

J.  Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at March 31, 2020.

G.research has agreed to indemnify clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of March 31, 2020 and December 31, 2019, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.

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

Index
L. Subsequent Events

During the period from April 1, 2020 to May 11, 2020, the Company repurchased 16,749 shares at an average price of $35.08 per share.

On May 5, 2020, the Company declared a semi-annual dividend of $0.10 per share payable June 30, 2020 to shareholders of record on June 16, 2020.

Index
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK) (“MD&A”)

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited annual financial statements included in our Form 10-K filed with the SEC on March 16, 2020 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

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

Event-Driven Asset Management

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

The event driven asset management business met its 35th anniversary in February 2020.  During the quarter merger arbitrage was not immune to the market’s volatility.  Merger spreads widened as levered multi-strategy and quantitative hedge funds faced margin calls, forcing them to sell positions indiscriminately to de-lever and raise cash. For the quarter, our fund slipped -7.1%, (-7.4% net of fees). It is important to note that none of the deals in our portfolio were terminated in March.  The strategy is offered domestically through partnerships and separately managed accounts.  Internationally, the strategy is offered through corporations and EU regulated UCITS structures.  The team continues to build new channel partnerships including managing the Gabelli Merger Plus Trust (“GMP”) an LSE-listed investment company.  While these initiatives serve to deepen and lengthen the franchise, they also broaden the client base globally.

Institutional Research Services

We provide our institutional research and underwriting services through G.research, LLC (“G.research”), a majority controlled wholly-owned subsidiary of Morgan Group.  G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”). G.research’s revenues are derived primarily from institutional research services.

Index
On October 31, 2019, the Company closed on the transaction whereby Morgan Group Holding Co. (“Morgan Group”), an entity under common control of the majority shareholder of AC, acquired G.research in exchange for 50 million shares of its stock.  In addition, management acquired 5.15 million Morgan Group shares under a private placement for $515,000.  Subsequent to the transaction and private placement, AC has an 83.3% ownership interest in Morgan Group and consolidated the entity, which now includes G.research.

On March 16, 2020 our board of directors approved the distribution of AC’s Morgan Group Holdings to shareholders.

During the first quarter, G.research marketed the 30th Annual Pump, Valve and Water Systems Symposium on February 27th and the 11th Annual Specialty Chemicals Virtual Conference on March 12th.

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

Our direct investment business is developing along three core pillars; Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fund-less” sponsor; the formation of Gabelli special purpose acquisition vehicles, the SPAC business (“SPAC”), launched in April 2018; and, the formation of Gabelli Principal Strategies Group, LLC (“GPS”) to pursue strategic operating initiatives.  Gabelli & Partners team is extending our marketing reach within Asia and Europe, resulting in searches, proposal and new business for the UCITs, offshore funds and SMA’s.  Gabelli & Partners currently has a relationship with more than 20 third party marketing firms, principally private banks on continental Europe. Gabelli Value for Italy (VALU), our initial vehicle launched and listed on the Italian Borsa, approached its second anniversary at the apex of the pandemic in Italy. In light of this challenge, the board voted to commence liquidation of this entity. However, the VALU effort successfully canvassed private company opportunities in Italy, with deal flow expanding throughout Europe. We believe the platform is in place to further expand our direct investment efforts across the European continent.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to other countries, including the United States (U.S.), which has resulted in restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization.  As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937.  Any potential impact to our results of operations and financial condition will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and financial condition.

In addition to these developments having adverse consequences for us and the portfolios that we manage, the operations and financial condition of AC could be adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based in affected countries, or any related health issues of such personnel or service providers.  As of March 31, 2020, the pandemic and resulting economic dislocations have had adverse consequences on our investments and AUM, resulting in decreased revenues and income from investments partially offset by decreased variable operating and compensation expenses. The full extent of the negative impact on our operating results and financial condition, as well as the duration of any potential business disruption as a result of COVID-19 is uncertain.

As a result of this pandemic, the majority of our employees (“teammates”) are working remotely. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

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

Index
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

Condensed Consolidated Statements of Financial Condition

We ended the first quarter of 2020 with approximately $823 million in cash and investments, net of securities sold, not yet purchased of $17 million. This includes $359 million of cash and cash equivalents; $205 million of securities, net of securities sold, not yet purchased, including shares of GAMCO and Gabelli Value for Italy S.p.a. with market values of $32 million and $9 million, respectively; and $259 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $69 million and more limited liquidity. During the first quarter of 2020 AC purchased a building for $11.1 million. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $820 million or $36.65 per share at March 31, 2020 compared to $897 million or $39.93 per share on December 31, 2019. The decrease in equity from the end of 2019 is driven primarily by our net loss of $73 million and repurchases of Class A Common Stock of AC.

Index
RESULTS OF OPERATIONS

(in thousands, except per share data)	Three months ended March 31,
	2020	2019
Revenues
Investment advisory and incentive fees	$2,700	$2,733
Institutional research services	1,374	1,913
Other	295	6
Total revenues	4,369	4,652
Expenses
Compensation	4,193	5,896
Stock-based compensation	(818)	415
Management fee	-	3,260
Other operating expenses	2,089	2,957
Total expenses	5,464	12,528
Operating loss	(1,095)	(7,876)
Other income/(expense)
Net gain/(loss) from investments	(102,090)	34,979
Interest and dividend income	2,310	3,786
Interest expense	(49)	(44)
Shareholder-designated contribution	(227)	-
Total other income/(expense), net	(100,056)	38,721
Income/(loss) before income taxes	(101,151)	30,845
Income tax expense/(benefit)	(23,799)	6,191
Net income/(loss)	(77,352)	24,654
Net income/(loss) attributable to noncontrolling interests	(3,997)	1,507
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(73,355)	$23,147

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$(3.27)	$1.02
Diluted	$(3.27)	$1.02

Three Months Ended March 31, 2020 Compared To Three Months Ended March 31, 2019

Overview

Our operating loss for the quarter was $1.1 million compared to $7.9 million for the comparable quarter of 2019. The decrease in operating loss was attributable to lower operating expenses due to lower compensation costs of $2.9 million as a result of headcount reductions at G.research and a related drop in stock compensation costs, lower management fees of $3.3 million and lower other operating expenses of $0.9 million offset by lower revenues of $0.3 million.  Other income was a loss of $100.1 million in the 2020 quarter compared to a gain of $38.7 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax benefit in the current quarter of $23.8 million compared to an expense of $6.2 million in the year ago quarter. Consequently, our current quarter net loss was $73.4 million, or $3.27 per diluted share, compared to net income of $23.1 million, or $1.02 per diluted share, in the prior year’s comparable quarter.

Index
Revenues

Total revenues were $4.4 million for the quarter ended March 31, 2020, $0.3 million lower than the prior year period.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $2.7 million for 2020, unchanged for the comparable quarter of 2019.  AUM of $1.5 billion decreased $0.1 billion in the current from prior year quarter. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically annually on December 31.  If the uncertainty surrounding the amount of variable consideration had ended on March 31, we would have recognized $3.7 million of incentive fees for the quarter ended March 31, 2019.  No incentive fees for the quarter ended March 31, 2020 would have been recognized due to the losses incurred.

Institutional research services revenues in the current year’s third quarter decreased to $1.4 million, from the prior year’s period of $1.9 million due to the termination of research agreements with GAMCO Assets and Gabelli Funds, Inc. effective January 1, 2020 and lower commissions of $0.3 million and $0.5 million respectively, offset by higher sales manager fees of $0.3 million.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $4.2 million for the three months ended March 31, 2020, compared to $5.9 million for the three months ended March 31, 2019. Fixed compensation, which include salaries and benefits, declined to $2.7 million for the 2020 period from $3.2 million in the prior year. Discretionary bonus accruals were $1.0 million and $0.9 million in the 2020 and 2019 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2020, these variable payouts were $0.5 million, down $1.3 million from $1.8 million in 2019.

For the three months ended March 31, 2020 and 2019, stock-based compensation was $(0.8) million and $0.4 million, respectively.  The decrease was due to the cancellation of Phantom RSAs related to headcount reductions at G.research.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $3.3 million for the three-month period ended March 31, 2019.  No management fee expense was recorded for the three-month period ended March 31, 2020 due to the year to date pre-tax loss.

Other operating expenses were $2.1 million during the first three months of 2020 compared to $3.0 million in the prior year.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment losses were $(102.1) million in the 2020 quarter versus a gain of $35.0 million in the comparable 2019 quarter reflecting mark-to-market changes in the value of our investments.

Interest and dividend income decreased to $2.3 million in the 2020 quarter from $3.8 million in the 2019 quarter primarily due to higher interest rates on our cash balances and US Treasuries and increased dividends in the prior year’s quarter.

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

Index
Assets under management were $1.5 billion as of March 31, 2020, a decrease of 14.2% and 7.4% over the December 31, 2019 and March 31, 2019 periods, respectively. The changes were attributable to market appreciation/(depreciation) and investor redemptions.

Assets Under Management (in millions)

				% Change From
	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019

Event Merger Arbitrage	$1,312	$1,525	$1,401	(14.0)	(6.4)
Event-Driven Value	112	132	127	(15.2)	(11.8)
Other	49	59	63	(16.9)	(22.2)
Total AUM	$1,473	$1,716	$1,591	(14.2)	(7.4)

Fund flows for the three months ended March 31, 2020 (in millions):

	December 31, 2019	Market appreciation/ (depreciation)	Net cash flows	March 31, 2020

Event Merger Arbitrage	$1,525	$(122)	$(91)	$1,312
Event-Driven Value	132	(23)	3	112
Other	59	(9)	(1)	49
Total AUM	$1,716	$(154)	$(89)	$1,473

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

Summary cash flow data is as follows (in thousands):

	Three months ended March 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$26,617	$(12,705)
Investing activities	(10,607)	2,337
Financing activities	(6,004)	(3,176)
Net increase (decrease)	10,006	(13,544)
Cash and cash equivalents at beginning of period	348,588	409,564
Cash and cash equivalents at end of period	$358,594	$396,020

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements. At March 31, 2020, we had total cash and cash equivalents of $359 million and $464 million in net investments. Of these amounts, $16.5 million and $30.3 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Index
Net cash provided by operating activities was $26.6 million for the three months ended March 31, 2020 due to $48.1 million of net decreases of securities and net contributions to investment partnerships and $57.3 million of adjustments for noncash items, primarily losses on investments securities and partnership investments and deferred taxes, offset by our net loss of $77.4 million and net receivables/payables of $1.4 million. Net cash used in investing activities was $10.6 million due to the purchase of a building for $11.1 million and purchases of securities of $0.2 million partially offset by proceeds from sales of securities of $0.3 million and return of capital on securities of $0.4 million.  Net cash used in financing activities was $6.0 million largely resulting dividends paid of $2.3 million, stock buyback payments of $3.2 million and redemptions from consolidated funds of $0.5 million.

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

G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research had net capital, as defined, of $4.3 million, exceeding the required amount of $250,000 by $4.1 million at March 31, 2020. G.research’s net capital requirements may increase to the extent it engages in other business activities in accordance with applicable rules and regulations.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AC’s 2019 Annual Report on Form 10-K filed with the SEC on March 16, 2020 for details on Critical Accounting Policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, this information is not required to be provided.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our current management, including our CEO and CAO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based on this evaluation of our disclosure controls and procedures management has concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding that our disclosure controls and procedures as of March 31, 2020 were not effective, and the material weakness in our internal control over financial reporting as described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Index
Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of March 31, 2020.

The material weakness in internal control over financial reporting was identified in 2019 and caused by the Company not having sufficient personnel with technical accounting and reporting skills.  This resulted in the lack of segregation of duties to separate financial statement preparation from senior management review and misstatements during 2019 related to nonroutine transactions that were corrected before issuance of our Form 10Qs and 10K for periods in 2019.  This material weakness resulted in an increased risk of a material misstatement in the financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended March 31, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/20 - 01/31/20	17,929	$46.46	17,929	1,076,427
02/01/20 - 02/29/20	33,452	41.51	33,452	1,042,975
03/01/20 - 03/31/20	30,410	33.01	30,410	1,012,565
Totals	81,791	$39.43	81,791

Index
Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Kenneth D. Masiello
Name: Kenneth D. Masiello
Title: Chief Accounting Officer

Date: May 11, 2020