Form 10-Q
period 2020-06-30
Associated Capital Group, Inc.
filed 2020-08-10
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at July 31, 2020
Class A Common Stock, .001 par value	3,398,829
Class B Common Stock, .001 par value	18,962,918

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents (a)	$74,405	$348,588
Investments in debt securities (a)	319,376	29,037
Investments in equity securities (Including GBL stock with a value of $39.0 million and $57.2 million, respectively) (a)	198,325	271,320
Investments in affiliated registered investment companies	140,146	159,311
Investments in partnerships (a)	139,362	145,372
Receivable from brokers (a)	18,399	24,150
Investment advisory fees receivable	1,167	9,582
Receivable from affiliates	622	4,369
Deferred tax assets (including taxes receivable of $309 in 2020)	11,017	2,004
Goodwill	3,519	3,519
Other assets (a)	20,286	13,654
Total assets	$926,624	$1,010,906

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$7,299	$14,889
Income taxes payable	-	3,676
Compensation payable	6,462	20,246
Securities sold, not yet purchased (a)	9,833	16,419
Payable to affiliates	388	483
Accrued expenses and other liabilities (a)	2,777	7,373
Total liabilities	26,759	63,086

Redeemable noncontrolling interests (a)	47,178	50,385

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 and 6,569,254 shares issued, respectively; 3,399,633 and 3,452,381 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued;
18,962,918 and 19,022,918 shares outstanding, respectively	19	19
Additional paid-in capital	1,003,450	1,003,450
Accumulated deficit	(41,056)	(701)
Treasury stock, at cost (3,229,621 and 3,116,873 shares outstanding, respectively)	(110,635)	(106,342)
Total Associated Capital Group, Inc. equity	851,784	896,432
Noncontrolling interests	903	1,003
Total equity	852,687	897,435
Total liabilities and equity	$926,624	$1,010,906

(a) As of June 30, 2020 and December 31, 2019, cash and cash equivalents, investments in securities, investment in partnerships, receivable from broker, other assets, securities sold, not yet purchased, accrued expenses and other liabilities and redeemable noncontrolling interests include amounts related to consolidated variable interest entities (“VIEs”). See Footnote D.

See accompanying notes.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Investment advisory and incentive fees	$1,859	$2,713	$4,559	$5,446
Institutional research services	1,104	2,076	2,478	3,989
Other	174	32	469	38
Total revenues	3,137	4,821	7,506	9,473
Expenses
Compensation	3,538	5,584	7,731	11,480
Stock-based compensation	447	284	(371)	699
Other operating expenses	3,295	2,104	5,384	8,321
Total expenses	7,280	7,972	12,744	20,500

Operating loss	(4,143)	(3,151)	(5,238)	(11,027)
Other income (expense)
Net gain/(loss) from investments	51,714	(234)	(50,376)	34,745
Interest and dividend income	1,227	3,295	3,537	7,081
Interest expense	(65)	(35)	(114)	(79)
Shareholder-designated contribution	2	-	(225)	-
Total other income (expense), net	52,878	3,026	(47,178)	41,747
Income/(loss) before income taxes	48,735	(125)	(52,416)	30,720
Income tax expense/(benefit)	11,110	(277)	(12,689)	5,914
Net income/(loss)	37,625	152	(39,727)	24,806
Net income/(loss) attributable to noncontrolling interests	2,388	1,084	(1,609)	2,591
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$35,237	$(932)	$(38,118)	$22,215

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$1.57	$(0.04)	$(1.70)	$0.98
Diluted	$1.57	$(0.04)	$(1.70)	$0.98

Weighted average shares outstanding:
Basic	22,378	22,552	22,410	22,568
Diluted	22,378	22,552	22,410	22,568

Dividends declared:	$0.10	$0.10	$0.10	$0.10

See accompanying notes.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income/(loss)	$37,625	$152	$(39,727)	$24,806
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2,388	1,084	(1,609)	2,591

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$35,237	$(932)	$(38,118)	$22,215

See accompanying notes.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the three months ended March 31, 2020 and three months ended June 30, 2020

	Associated Capital Group, Inc. shareholders
	Common Stock	Accumulated Deficit	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$1,003	$897,435	$50,385
Redemptions of noncontrolling interests	-	-	-	-	-	-	(531)
Net loss	-	(73,355)	-	-	(52)	(73,407)	(3,945)
Purchase of treasury stock	-	-	-	(3,225)	-	(3,225)	-
Balance at March 31, 2020	$25	$(74,056)	$1,003,450	$(109,567)	$951	$820,803	$45,909
Redemptions of noncontrolling interests	-	-	-	-	-	-	-
Net income/(loss)	-	35,237	-	-	(48)	35,189	(1,167)
Dividends declared ($0.10 per share)		(2,237)	-		-	(2,237)	2,436
Purchase of treasury stock	-	-	-	(1,068)	-	(1,068)	-
Balance at June 30, 2020	$25	$(41,056)	$1,003,450	$(110,635)	$903	$852,687	$47,178

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

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(39,727)	$24,806
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (gains) losses from partnerships	928	(4,064)
Deferred income taxes	(8,708)	(3,999)
Depreciation and amortization	28	12
Donated securities	441	1,758
Unrealized (gains) losses on securities	39,034	(13,901)
Realized gains (losses) on sales of securities	426	(218)
(Increase) decrease in assets:
Investments in trading securities	(245,733)	(48,802)
Investments in partnerships:
Contributions to partnerships	(4,229)	(16,671)
Distributions from partnerships	8,110	1,240
Receivable from affiliates	3,748	683
Receivable from brokers	5,752	466
Investment advisory fees receivable	8,415	3,136
Income taxes receivable	(305)	-
Other assets	4,424	9,689
Increase (decrease) in liabilities:
Payable to brokers	(7,590)	3,836
Income taxes payable	(3,676)	7,718
Payable to affiliates	(95)	(34)
Compensation payable	(13,785)	(1,931)
Accrued expenses and other liabilities	(2,425)	196
Total adjustments	(215,240)	(60,886)
Net cash used in operating activities	$(254,967)	$(36,080)

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Investing activities
Purchases of securities	$(226)	$(1,024)
Proceeds from sales of securities	429	2,686
Return of capital on securities	865	732
Purchase of building	(11,084)	(6,250)
Net cash used in investing activities	(10,016)	(3,856)

Financing activities
Redemptions of redeemable noncontrolling interests	(421)	(1,590)
Dividends paid	(4,486)	(4,513)
Purchase of treasury stock	(4,293)	(2,021)
Proceeds from promissory note from Executive Chairman	-	2,124
Repayment of promissory note to Executive Chairman	-	(2,126)
Net cash used in financing activities	(9,200)	(8,126)
Net decrease in cash and cash equivalents	(274,183)	(48,062)
Cash and cash equivalents at beginning of period	348,588	409,564
Increase in cash from consolidation	-	62
Cash and cash equivalents at end of period	$74,405	$361,564

Supplemental disclosures of cash flow information:
Cash paid for interest	$114	$79
Cash paid for taxes	$-	$2,200

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	$74,405	$361,564
Restricted cash included in receivable from brokers	200	200
Cash, cash equivalents and restricted cash	$74,605	$361,764

See accompanying notes.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

We may make direct investments in operating businesses using a variety of techniques and structures. We added Gabelli Special Purpose Acquisition Vehicles (“SPAC”) in 2018.  Gabelli Value for Italy (VALU), our initial vehicle launched and listed on the Italian Borsa, approached its second anniversary at the apex of the pandemic in Italy.  In light of this challenge, the board voted to commence liquidation which was completed on July 8, 2020.  The VALU effort successfully canvassed private company opportunities in Italy, with deal flow expanding throughout Europe.  We believe the platform is in place to further expand our direct investment efforts across the European continent.

A private company owns 84%of the economics and controls 97% of AC Groups outstanding voting shares.

Associated Capital Group, Inc. Spin-Off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

Morgan Group Holding Co. Merger and Spin-Off

On October 31, 2019, the Company closed on a transaction whereby Morgan Group Holding Co., (“Morgan Group”) a company that trades in the over the counter market under the symbol “MGHL” and is under common control of AC’s majority shareholder, acquired all of the Company’s interest in G.research for 50,000,000 shares of Morgan Group common stock.  In addition, immediately prior to the closing, 5.15 million Morgan Group shares were issued under a private placement for $515,000.  Subsequent to the transaction and private placement, the Company has an 83.3% ownership interest in Morgan Group and consolidates the entity, which includes G.research.  The transaction has been accounted for pursuant to ASC 805-50, Transactions Between Entities Under Common Control.  A common-control transaction is similar to a business combination, however, does not meet the definition of a business combination because there is no change in control over the entity by the parent. Therefore, the accounting and reporting for a transaction between entities under common control is outside the scope of the business combinations guidance in ASC 805-10, ASC 805-20, and ASC 805-30 and is addressed in ASC 805-50.  For transactions between entities under common control, there is no change in basis in the net assets received and therefore they are recorded at their historical cost.

Index
On March 16, 2020, the Company announced that its Board of Directors has approved the spin-off of Morgan Group to AC’s shareholders.  AC will distribute to its shareholders on a pro rata basis the 50,000,000 shares of Morgan Group that it owns upon close of the spin-off.

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1‑for‑100 that was effective on June 10, 2020.

The Board of Directors established the record date of July 30, 2020, and distribution date of August 5, 2020 for the spin-off of Morgan Group to AC’s shareholders.

Based on the distribution ratio, on the distribution date, AC stockholders of record as of 5:00 pm, New York City time, on the record date, received approximately 0.022356 shares of Morgan Group common stock for each share of AC common stock they held on the record date.

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

The Company separately presented investments in debt securities and investments in equity securities in the condensed consolidated statement of financial condition as of June 30, 2020. A reclassification was made to conform prior period information as of December 31, 2019 to the current period presentation. This change has also been made to the corresponding notes to condensed consolidated financial statements.

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

c.
Selling concessions – G.research participates as a member of the selling group of underwritten equity offerings and receives compensation based on the difference between what its clients pay for the securities sold to its institutional clients and what the issuer receives. The terms of the selling concessions are set forth in contracts between G.research and the underwriter.   Revenue is recognized on the trade date (the date on which the G.research purchases the securities from the issuer) for the portion G.research is contracted to buy.  G.research believes that the trade date is the appropriate point in time to recognize revenue for securities underwriting transactions as there are no significant actions G.research needs to take subsequent to this date, and the issuer obtains the control and benefit of the capital markets offering at this point.  Selling concessions earned are typically collected from the clearing brokers utilized by G.research on a daily or weekly basis.

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

Total revenues by type were as follows for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment advisory and incentive fees
Asset-based advisory fees	$1,304	$1,761	$3,124	$3,485
Performance-based advisory fees	-	13	-	26
Sub-advisory fees	555	939	1,435	1,935
	1,859	2,713	4,559	5,446

Institutional research services
Hard dollar payments	101	463	203	950
Commissions	1,003	1,416	1,940	2,842
Selling concessions	-	197	335	197
	1,104	2,076	2,478	3,989

Other
Underwriting fees	-	19	30	19
Miscellaneous	174	13	439	19
	174	32	469	38

Total	$3,137	$4,821	$7,506	$9,473

Index

C.  Investment in Securities

Investments in debt securities at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

Debt - Trading Securities
Government obligations	$319,323	$319,376	$28,428	$29,037
Total investments in government obligations	$319,323	$319,376	$28,428	$29,037

Investments in equity securities at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

Equity Securities
Common stocks	$232,290	$189,351	$271,627	$262,562
Mutual funds	597	1,015	1,207	2,196
Other investments	9,603	7,959	7,847	6,562
Total investments in securities	$242,490	$198,325	$280,681	$271,320

Securities sold, not yet purchased at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020		December 31, 2019
	Proceeds	Fair Value	Proceeds	Fair Value
Equity securities
Common stocks	$8,817	$9,349	$13,863	$16,300
Other investments	194	484	13	119
Total securities sold, not yet purchased	$9,011	$9,833	$13,876	$16,419

Investments in affiliated registered investment companies at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Equity securities
Closed-end funds	$75,090	$82,240	$75,646	$99,834
Mutual funds	48,704	57,906	48,348	59,477
Total investments in affiliated registered investment companies	$123,794	$140,146	$123,994	$159,311

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investment in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company and/or consolidated funds will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments. At June 30, 2020 and December 31, 2019 we held derivative contracts on 0.5 million and 3.4 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition as shown in the table below. We had one foreign exchange contract outstanding at June 30, 2020 and two at December 31, 2019. Except for the foreign exchange contracts entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the consolidated statements of income and included in investments in securities, securities sold, not yet purchased, or receivable from or payable to brokers on the consolidated statements of financial condition.

Index
The following table identifies the fair values of all derivatives and foreign currency positions held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
Statement of		Fair Value		Statement of	Fair Value
Financial Condition		June 30,	December 31,	Financial Condition	June 30,	December 31,
Location		2020	2019	Location	2020	2019
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$23	Payable to brokers	$1,349	$-

Derivatives not designated as hedging
instruments under FASB ASC 815-20
Equity contracts
Investments in securities		$574	$291	Securities sold, not yet purchased	$484	$119

Total derivatives		$574	$314		$1,833	$119

The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months ended June 30,		Six Months ended June 30,
		2020	2019	2020	2019

Foreign exchange contracts	Net gain/(loss) from investments	$(39)	$(13)	$13	$69
Equity contracts	Net gain/(loss) from investments	257	10	(510)	(2,012)

Total		$219	$(3)	$(497)	$(1,943)

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

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
June 30, 2020	$574	$-	$574	$(484)	$-	$90
December 31, 2019	291	-	291	(119)	-	172

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
June 30, 2020	$484	$-	$484	$(484)	$-	$-
December 31, 2019	119	-	119	(119)	-	-

Index

D.  Investment Partnerships and Variable Interest Entities

The Company is general partner or co-general partner of various affiliated entities in which the Company had investments totaling $118.8 million and $124.8 million at June 30, 2020 and December 31, 2019, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities).   We also had investments in unaffiliated partnerships, offshore funds and other entities of $20.6 million and $20.5 million at June 30, 2020 and December 31, 2019, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

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

Index
The following table includes the net impact by line item on the condensed consolidated statements of financial condition for the consolidated entities (in thousands):

	June 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$52,396	$22,009	$74,405
Investments in debt securities	299,880	19,496	319,376
Investments in equity securities (including GBL stock)	132,395	65,930	198,325
Investments in affiliated investment companies	179,602	(39,456)	140,146
Investments in partnerships	159,905	(20,543)	139,362
Receivable from brokers	7,205	11,194	18,399
Investment advisory fees receivable	1,193	(26)	1,167
Other assets	35,135	309	35,444
Total assets	$867,711	$58,913	$926,624
Liabilities and equity
Securities sold, not yet purchased	$3,209	$6,624	$9,833
Accrued expenses and other liabilities	11,815	5,111	16,926
Redeemable noncontrolling interests	-	47,178	47,178
Total equity	852,687	-	852,687
Total liabilities and equity	$867,711	$58,913	$926,624

	December 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$335,421	$13,167	$348,588
Investments in debt securities	25,050	3,987	29,037
Investments in equity securities (including GBL stock)	157,623	113,697	271,320
Investments in affiliated investment companies	211,024	(51,713)	159,311
Investments in partnerships	167,781	(22,409)	145,372
Receivable from brokers	7,759	16,391	24,150
Investment advisory fees receivable	9,604	(22)	9,582
Other assets	23,517	29	23,546
Total assets	$937,779	$73,127	$1,010,906
Liabilities and equity
Securities sold, not yet purchased	$4,625	$11,794	$16,419
Accrued expenses and other liabilities	35,718	10,949	46,667
Redeemable noncontrolling interests	1	50,384	50,385
Total equity	897,435	-	897,435
Total liabilities and equity	$937,779	$73,127	$1,010,906

Index
The following table includes the net impact by line item on the condensed consolidated statements of income for the consolidate entities (in thousands)

	Three Months Ended June 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$3,304	$(167)	$3,137
Total expenses	6,524	756	7,280
Operating loss	(3,220)	(923)	(4,143)
Total other income, net	49,519	3,359	52,878
Income before income taxes	46,299	2,436	48,735
Income tax expense	11,110	-	11,110
Net income before NCI	35,189	2,436	37,625
Net income/(loss) attributable to noncontrolling interests	(48)	2,436	2,388
Net Income	$35,237	$-	$35,237

	Three Months Ended June 30, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$5,001	$(180)	$4,821
Total expenses	7,657	315	7,972
Operating loss	(2,656)	(495)	(3,151)
Total other income, net	1,447	1,579	3,026
Income/(loss) before income taxes	(1,209)	1,084	(125)
Income tax benefit	(277)	-	(277)
Net income/(loss) before NCI	(932)	1,084	152
Net income attributable to noncontrolling interests	-	1,084	1,084
Net loss	$(932)	$-	$(932)

	Six Months Ended June 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$7,029	$477	$7,506
Total expenses	11,790	954	12,744
Operating loss	(4,761)	(477)	(5,238)
Total other income/(expense), net	(46,146)	(1,032)	(47,178)
Loss before income taxes	(50,907)	(1,509)	(52,416)
Income tax benefit	(12,689)	-	(12,689)
Net loss before NCI	(38,218)	(1,509)	(39,727)
Net loss attributable to noncontrolling interests	(100)	(1,509)	(1,609)
Net loss	$(38,118)	$-	$(38,118)

	Six Months Ended June 30, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$9,818	$(345)	$9,473
Total expenses	19,119	1,381	20,500
Operating loss	(9,301)	(1,726)	(11,027)
Total other income, net	37,430	4,317	41,747
Income before income taxes	28,129	2,591	30,720
Income tax expense	5,914	-	5,914
Net income before NCI	22,215	2,591	24,806
Net income attributable to noncontrolling interests	-	2,591	2,591
Net income	$22,215	$-	$22,215

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

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$2,840	$2,224
Investments in securities	15,344	18,454
Receivable from brokers	2,399	2,601
Investments in partnerships and affiliates	7,704	8,363
Accrued expenses and other liabilities	(151)	(329)
Redeemable noncontrolling interests	(8,483)	(9,592)
AC Group’s net interests in consolidated VIEs	$19,653	$21,721

E.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (in thousands):

	June 30, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$73,075	$-	$-	$73,075
Investments in debt securities:
Trading - Gov’t obligations	319,376			319,376
Total investments in debt securities	319,376	-	-	319,376
Investments in equity securities (including GBL stock):
Common stocks	182,599	6,716	36	189,351
Mutual funds	1,015	-	-	1,015
Other	2,394	577	4,988	7,959
Total investments in equity securities	186,008	7,293	5,024	198,325
Investments in affiliated registered investment companies:
Closed-end funds	82,240	-	-	82,240
Mutual funds	57,906	-	-	57,906
Total investments in affiliated registered investment companies	140,146	-	-	140,146
Total investments held at fair value	645,530	7,293	5,024	657,847
Total assets at fair value	$718,605	$7,293	$5,024	$730,922
Liabilities
Common stocks	$9,349	$-	$-	$9,349
Other	123	361	-	484
Securities sold, not yet purchased	$9,472	$361	$-	$9,833

Index
	December 31, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$343,428	$-	$-	$343,428
Investments in debt securities:
Trading - Gov’t obligations	29,037	-	-	29,037
Total investments in debt securities	29,037	-	-	29,037
Investments in equity securities (including GBL stock):
Common stocks	257,520	4,444	89	262,562
Mutual funds	2,196	-	-	2,196
Other	2,428	509	4,134	6,562
Total investments in equity securities	262,144	4,953	4,223	271,320
Investments in affiliated registered investment companies:
Closed-end funds	99,834	-	-	99,834
Mutual funds	59,477	-	-	59,477
Total investments in affiliated registered investment companies	159,311	-	-	159,311
Total investments held at fair value	450,492	4,953	4,223	459,668
Total assets at fair value	$793,920	$4,953	$4,223	$803,096
Liabilities
Common stocks	$16,300	$-	$-	$16,300
Other	-	119	-	119
Securities sold, not yet purchased	$16,300	$119	$-	$16,419

The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$36	$3,895	$3,931	$33	$3,311	$3,344
Total gains/(losses)	-	107	107	158	944	1,102
Purchases	-	-	-	-	-	-
Sales	-	(41)	(41)	-	-	-
Transfers	-	1,027	1,027	-	-	-
Ending balance	$36	$4,988	$5,024	$191	$4,255	$4,446
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$-	$92	$92	$158	$944	$1,102

Index
Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$89	$4,134	$4,223	$12	$3,458	$3,470
Total gains/(losses)	(53)	(23)	(76)	116	797	913
Purchases	-	-	-	-	-	-
Sales	-	(41)	(41)	-	-	-
Transfers	-	918	918	63	-	63
Ending balance	$36	$4,988	$5,024	$191	$4,255	$4,446
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$(53)	$(35)	$(88)	$116	$797	$913

During the three months ended June 30, 2020, the Company transferred investments with values of approximately $1,027,000 from level 1 to level 3 due to the unavailability of observable inputs.

During the six months ended June 30, 2020 and 2019, the Company transferred investments with a value of approximately $918,000 and $63,000, respectively, from Level 1 to Level 3 due to the unavailability of observable inputs.

F.  Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2020 and June 30, 2019 was 22.8% and 232.4%, respectively. The ETR in the second quarter of 2020 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit) and the rate differential on the carryback of a net operating loss.  The ETR in the second quarter of 2019 differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit), the benefit of (a) the donation of appreciated securities and (b) the dividends received deduction and (c) noncontrolling interest in consolidated partnerships and a true up of the tax expense from the first quarter of 2019 for the same items.

The ETR for the six months ended June 30, 2020 and June 30, 2019 was 24.2% and 19.3%, respectively.  The 2020 year-to-date ETR differs from the standard corporate tax rate of 21% primarily due to state and local taxes (net of federal benefit) and the rate differential on the carryback of a net operating loss.  The 2019 year-to-date ETR differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the donation of appreciated securities and (c) noncontrolling interest consolidated partnerships.

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

Index
The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,
(amounts in thousands, except per share amounts)	2020	2019
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$35,237	$(932)
Weighted average shares outstanding	22,378	22,552
Basic net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$1.57	$(0.04)

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$35,237	$(932)
Weighted average share outstanding	22,378	22,552
Total	22,378	22,552
Diluted net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$1.57	$(0.04)

	Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2020	2019
Basic:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(38,118)	$22,215
Weighted average shares outstanding	22,410	22,568
Basic net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$(1.70)	$0.98

Diluted:
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(38,118)	$22,215
Weighted average share outstanding	22,410	22,568
Total	22,410	22,568
Diluted net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$(1.70)	$0.98

H.  Stockholders’ Equity

Shares outstanding were 22.4 million and 22.5 million at June 30, 2020 and December 31, 2019, respectively.

Dividends

During the three months ended June 30, 2020 and 2019, the Company declared dividends of $0.10 per share to class A and class B shareholders.

Stock Repurchase Program

During first and second quarters of 2020, the Company repurchased approximately 82 thousand and 31 thousand shares at an average price of $39.43 per share and $34.51 per share, respectively, for a total investment of $3.2 million and $1.1 million, respectively.  During first and second quarters of 2019, the Company repurchased approximately 10 thousand and 43 thousand shares at an average price of $40.03 per share and $38.23 per share, respectively, for a total investment of $0.4 million  and $1.6 million, respectively.

Index
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

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through June 30, 2020, approximately 700,000 shares have been awarded under the Plan leaving approximately 1.3 million shares for future grants.

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

Pursuant to ASC 718, the Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company re-measures the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company considers the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur.  Based on the closing price of the Company’s Class A Common Stock on June 30, 2020 and December 31, 2019, the total liability recorded by the Company in compensation payable as of June 30, 2020 and December 31, 2019, with respect to the Phantom RSAs was $1.6 million and $2.0 million, respectively.

For the three and six month periods ended June 30, 2020, the Company recorded approximately $0.5 million and ($0.4) million in stock-based compensation expense, respectively.  For the three and six month periods ending June 30, 2019, the Company recorded approximately $0.3 million and $0.7 million in stock-based compensation expense, respectively.  This expense is included in compensation expense in the consolidated statements of income.

As of June 30, 2020, there were 88,650 unvested Phantom RSAs outstanding. The unrecognized compensation cost related to these was $1.9 million which is expected to be recognized over a weighted-average period of 3.1 years.  On February 4, 2020, 23,000 Phantom RSA’s were forfeited by teammates who transferred to Morgan Group.

As of  December 31, 2019, 119,650 awarded but unvested Phantom RSAs were outstanding.

I.  Goodwill and Identifiable Intangible Assets

At June 30, 2020, goodwill and intangible assets on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended June 30, 2020 or June 30, 2019, and as such there was no impairment analysis performed or charge recorded.

Index

J.  Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at June 30, 2020 and December 31, 2019.

G.research has agreed to indemnify clearing brokers for losses they may sustain from customer accounts introduced by G.research that trade on margin. At each of June 30, 2020 and December 31, 2019, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.

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

K. Subsequent Events

During the period from July 1, 2020 to August 7, 2020, the Company repurchased 804 shares at an average price of $35.92 per share.

On August 5, 2020, the Company distributed its shares of Morgan Group to shareholders of record as of July 30, 2020.

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

The alternative investment strategies focus on fundamental, active, event-driven special situations and merger arbitrage.  Returns for the quarter were driven by completed deals, as well as continued progress on deals in the pipeline.  Notably, spreads have revert to pre-COVID levels.   For second quarter, our gross return was 6.7%, (6.4% net of fees).  The strategy is offered domestically through partnerships and to institutional investors.  Internationally, the strategy is offered through a number of vehicles, including EU regulated UCITS structures and the London Stock Exchange listed investment company, Gabelli Merger Plus Trust (GMP-LN).

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

Index

On March 16, 2020 our board of directors approved the distribution of AC’s Morgan Group Holdings to shareholders.

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1‑for‑100 that was effective on June 10, 2020.

The Board of Directors established the record date of July 30, 2020, and distribution date of August 5, 2020 for the spin-off of Morgan Group to AC’s shareholders.

Based on the distribution ratio, on the distribution date, AC stockholders of record as of 5:00 pm, New York City time, on the record date, received approximately 0.022356 shares of Morgan Group common stock for each share of AC common stock they held on the record date.

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

Our direct investment business is developing along three core pillars; Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fund-less” sponsor; the formation of Gabelli special purpose acquisition vehicles, the SPAC business (“SPAC”), launched in April 2018; and, the formation of Gabelli Principal Strategies Group, LLC (“GPS”) to pursue strategic operating initiatives.  Gabelli & Partners team is extending our marketing reach within Asia and Europe, resulting in searches, proposal and new business for the UCITs, offshore funds and SMA’s.  Gabelli & Partners currently has a relationship with more than 20 third party marketing firms, principally private banks on continental Europe.  Gabelli Value for Italy (VALU), our initial vehicle launched and listed on the Italian Borsa, approached its second anniversary at the apex of the pandemic in Italy.  In light of this challenge, the board approved a liquidation of this entity which was completed on July 8, 2020.  However, the VALU effort successfully canvassed private company opportunities in Italy, with deal flow expanding throughout Europe.  We believe the platform is in place to further expand our direct investment efforts across the European continent.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the second quarter, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, the markets have rebounded strongly.

Any potential impact to our results of operations and financial condition will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and financial condition. The pandemic and resulting economic dislocations have had adverse consequences on our AUM, resulting in decreased revenues, partially offset by decreased variable operating and compensation expenses. As a result of this pandemic, the majority of our employees (“teammates”) are working remotely. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

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

Condensed Consolidated Statements of Financial Condition

We ended the second quarter of 2020 with approximately $862 million in cash and investments, net of securities sold, not yet purchased of $10 million. This includes $74 million of cash and cash equivalents; $508 million of securities, net of securities sold, not yet purchased, including debt securities of $319 million and shares of GAMCO and Gabelli Value for Italy S.p.a. with market values of $39 million and $9 million, respectively; and $280 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $82 million and more limited liquidity.  Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Index

Total shareholders’ equity was $853 million or $38.13 per share at June 30, 2020 compared to $897 million or $39.93 per share on December 31, 2019. The decrease in equity from the end of 2019 is driven primarily by our net loss of $38 million and repurchases of Class A Common Stock of AC.

RESULTS OF OPERATIONS

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Investment advisory and incentive fees	$1,859	$2,713	$4,559	$5,446
Institutional research services	1,104	2,076	2,478	3,989
Other	174	32	469	38
Total revenues	3,137	4,821	7,506	9,473
Expenses
Compensation	3,538	5,584	7,731	11,480
Stock-based compensation	447	284	(371)	699
Other operating expenses	3,295	2,104	5,384	8,321
Total expenses	7,280	7,972	12,744	20,500
Operating loss	(4,143)	(3,151)	(5,238)	(11,027)
Other income/(expense)
Net gain/(loss) from investments	51,714	(234)	(50,376)	34,745
Interest and dividend income	1,227	3,295	3,537	7,081
Interest expense	(65)	(35)	(114)	(79)
Shareholder-designated contribution	2	-	(225)	-
Total other income/(expense), net	52,878	3,026	(47,178)	41,747
Income/(loss) before income taxes	48,735	(125)	(52,416)	30,720
Income tax expense/(benefit)	11,110	(277)	(12,689)	5,914
Net income/(loss)	37,625	152	(39,727)	24,806
Net income/(loss) attributable to noncontrolling interests	2,388	1,084	(1,609)	2,591
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$35,237	$(932)	$(38,118)	$22,215

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic	$1.57	$(0.04)	$(1.70)	$0.98
Diluted	$1.57	$(0.04)	$(1.70)	$0.98

Three Months Ended June 30, 2020 Compared To Three Months Ended June 30, 2019

Overview

Our operating loss for the quarter was $4.1 million compared to $3.2 million for the comparable quarter of 2019. The increase in operating loss was attributable to lower revenues of $1.7 million offset by lower operating expenses due to lower compensation costs of $2.0 million offset by higher other operating expense of $1.2 million.  Other income was $52.9 million in the 2020 quarter compared to a gain of $3.0 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax expense in the current quarter of $11.1 million compared to an income tax benefit of $0.3 million in the year ago quarter. Our current quarter net income was $35.2 million, or $1.57 per diluted share, compared to a net loss of $0.9 million, or $(0.04) per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $3.1 million for the quarter ended June 30, 2020, $1.7 million lower than the prior year period.

Index

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $1.9 million for 2020, compared to $2.7 million for the prior year period, a decrease of $0.8 million.  AUM of $1.3 billion decreased $0.3 billion in the current quarter from prior year quarter. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically annually on December 31.  If the uncertainty surrounding the amount of variable consideration had ended on June 30, we would have recognized $ 0.1 million and $ 0.3 million of incentive fees for the quarter ended June 30, 2020 and 2019, respectively.

Institutional research services revenues in the current year’s first quarter decreased to $1.1 million, from the prior year’s period of $2.1 million due to the termination of research agreements with GAMCO Asset Management, Inc. and Gabelli Funds, LLC effective January 1, 2020 and lower commissions of $0.4 million each and lower sales manager fees of $0.2 million.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $3.5 million for the three months ended June 30, 2020, compared to $5.6 million for the three months ended June 30, 2019.  Fixed compensation, which include salaries and benefits, declined to $2.1 million for the 2020 period from $3.2 million in the prior year. Discretionary bonus accruals were $0.6 million and $0.9 million in the 2020 and 2019 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2020, these variable payouts were $0.8 million, down $1.0 million from $1.8 million in 2019.

For the three months ended June 30, 2020 and 2019, stock-based compensation was $0.4 million and $0.3 million, respectively.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement.  No management fee expense was recorded for the three-month periods ended June 30, 2020 and 2019 due to the year to date pre-tax loss.

Other operating expenses were $3.3 million during the second quarter of 2020 compared to $2.1 million in the prior year.  The increase was due primarily to higher legal and accounting fees of $0.6 million related to the Morgan Group spin-off.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $51.7 million in the 2020 quarter versus a loss of $234,000 in the comparable 2019 quarter reflecting mark-to-market changes in the value of our investments.

Interest and dividend income decreased to $1.2 million in the 2020 quarter from $3.3 million in the 2019 quarter primarily due to lower interest rates on our cash balances and US Treasuries and decreased dividends from the prior year’s quarter.

Index

Six Months Ended June 30, 2020 Compared To Six Months Ended June 30, 2019

Overview

Our operating loss for the year-to-date period was $5.2 million compared to $11.0 million for the comparable period of 2019.  Revenues declined by $2.0 million from $9.5 million in the prior year-to-date period.  Investment income decreased to a loss $47.2 million in the 2020 period from a gain of $41.7 million in the prior year’s period primarily due to mark-to-market gains on our investment portfolio. Stock-based compensation fell by $1.1 million year-over-year. The Company recorded an income tax benefit of $12.7 million in the current year compared to an expense of $5.9 million in the year ago period. Consequently, our 2020 period net loss increased to $38.1 million, or $(1.70) per diluted share, from net income of $22.2 million, or $0.98 per diluted share, in the prior year’s comparable period.

Revenues

Total revenues were $7.5 million and $9.5 million for the six month periods ended June 30, 2020 and 2019, respectively.

Advisory fees, excluding incentive fees, were $4.6 million for the 2019 six months compared to $5.4 million for the prior year six months, a decrease of $0.8 million. This decrease is due to the decrease in AUM over the period.

Institutional research services revenues in the current year’s first six months decreased to $2.5 million, from the prior year’s period of $4.0 million due to a $0.9 million reduction in commissions generated by our institutional research operations and $0.7 million due to the termination of research services agreements effective January 1, 2020 with GAMCO Asset Management, Inc. and Gabelli Funds, LLC offset by increased sales manager fees of $0.1 million.

Compensation, which include variable compensation, salaries, bonuses and benefits, was $7.7 million for the six months ended June 30, 2020, compared to $11.5 million for the six months ended June 30, 2019 declined $ 3.8 million due primerily to reduced headcount at G. research. Fixed compensation, which include salaries and benefits, declined to $4.3 million for the 2020 period from $6.9 million in the prior year. Discretionary bonus accruals were $1.4 million and $1.8 million in the 2020 and 2019 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.  For 2020, these variable payouts were $2.0 million, down $0.8 million from $2.8 million in 2019.

For the six months ended June 30, 2020 and 2019, stock-based compensation was $(0.4) million and $0.7 million, respectively.  The decrease was due to the cancellation of Phantom RSAs related to headcount reductions at G.research and volatility in AC stock price.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $3.2 million for the six month periods ended June 30, 2019.  No management fee expense was recorded for the six month period ended June 30, 2020 due to the year to date pre-tax loss.

Other operating expenses were $5.4 million during the first six months of 2020 compared to $5.1 million in the prior year.

Other

Investment losses were $50.4 million in the 2020 six month period compared to a $34.7 million gain in the comparable 2019 period reflecting mark-to-market changes in the value of our investments.

Interest and dividend income decreased to $3.5 million in the 2020 period from $7.1 million in 2019 primarily due to lower interest rates on our cash balances and lower dividend income.

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

Assets under management were $1.3 billion as of June 30, 2020, a decrease of 24% and 18.8% over the December 31, 2019 and June 30, 2019 periods, respectively. The changes were attributable to market appreciation/(depreciation) and investor redemptions.

Assets Under Management (in millions)

				% Change From
	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019

Event Merger Arbitrage	$1,147	$1,525	$1,422	(24.8)	(19.3)
Event-Driven Value	104	132	127	(21.2)	(18.1)
Other	54	59	58	(8.5)	(6.9)
Total AUM	$1,305	$1,716	$1,607	(24.0)	(18.8)

Fund flows for the three months ended June 30, 2020 (in millions):

	March 31, 2020	Market appreciation/ (depreciation)	Net cash flows	June 30, 2020

Event Merger Arbitrage	$1,312	$83	$(248)	$1,147
Event-Driven Value	112	8	(16)	104
Other	49	6	(1)	54
Total AUM	$1,473	$97	$(265)	$1,305

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

Index

Summary cash flow data is as follows (in thousands):

	Six months ended June 30,
	2020	2019
Cash flows provided by (used in):
Operating activities	$(254,967)	$(36,080)
Investing activities	(10,016)	(3,856)
Financing activities	(9,200)	(8,126)
Net increase (decrease)	(274,183)	(48,062)
Cash and cash equivalents at beginning of period	348,588	409,564
Increase in cash from consolidation	-	62
Cash and cash equivalents at end of period	$74,405	$361,564

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements. At June 30, 2020, we had total cash and cash equivalents of $74 million and $648 million in net investments. Of these amounts, $22.1 million and $25.4 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $255 million for the six months ended June 30, 2020 due to $245.7 million of increases in trading securities offset by net distributions from investment partnerships of $3.9 million and $32.1 million of adjustments for noncash items, primarily losses on investments securities and partnership investments and deferred taxes, offset by our net loss of $39.7 million and net receivables/payables of $5.6 million. Net cash used in investing activities was $10.0 million due to the purchase of a building for $11.1 million and purchases of securities of $0.2 million partially offset by proceeds from sales of securities of $0.4 million and return of capital on securities of $0.9 million.  Net cash used in financing activities was $9.2 million resulting from dividends paid of $4.5 million, stock buyback payments of $4.3 million and redemptions from consolidated funds of $0.4 million.

Net cash used in operating activities was $36.1 million for the six months ended June 30, 2019 primarily due to our net income adjusted for non-cash items of $20.8 million and $76.7 million of net gains on sale of securities and net contributions to partnerships partially offset by net increases of $19.8 million to receivables and accrued expenses.  Net cash used by investing activities was $3.9 million due to net proceeds from sales of available for sale securities and return of capital distributions of $2.4 million offset by the purchase of a building for $6.3 million. Net cash used in financing activities was $8.1 million largely resulting from dividends and stock buyback payments of $6.5 million and redemptions from consolidated funds of $1.6 million

G.research is a registered broker-dealer, and is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research had net capital, as defined, of $4.1 million, exceeding the required amount of $250,000 by $3.8 million at June 30, 2020. G.research’s net capital requirements may increase to the extent it engages in other business activities in accordance with applicable rules and regulations.

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

Evaluation of Disclosure Controls and Procedures

Our current management, including our CEO and CAO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based on this evaluation of our disclosure controls and procedures management has concluded that our disclosure controls and procedures were not effective as of June 30, 2020 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding that our disclosure controls and procedures as of June 30, 2020 were not effective, and the material weakness in our internal control over financial reporting as described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Under the supervision and with the participation of our management we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of June 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at June 30, 2020.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended June 30, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
04/01/20 - 04/30/20	6,049	$34.77	6,049	1,006,516
05/01/20 - 05/31/20	16,622	34.33	16,622	989,894
06/01/20 - 06/30/20	8,286	34.66	8,286	981,608
Totals	30,957	$34.51	30,957

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Kenneth D. Masiello
Name: Kenneth D. Masiello
Title:   Chief Accounting Officer

Date: August 7, 2020