Form 10-Q
period 2020-09-30
Associated Capital Group, Inc.
filed 2020-11-12
CIK 1642122

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer", "accelerated filer", "smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)::

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.
Class	Outstanding at October 30, 2020
Class A Common Stock, .001 par value	3,342,228
Class B Common Stock, .001 par value	18,962,918

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

* Items other than those listed above have been omitted because they are not applicable.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents (a)	$47,331	$342,001
Investments in government securities (a)	330,942	29,037
Investments in equity securities (Including GBL stock with a value of $34.0 million and $57.2 million, respectively) (a)	213,586	271,320
Investments in affiliated registered investment companies	146,391	159,311
Investments in partnerships (a)	127,965	145,372
Receivable from brokers (a)	21,065	23,141
Investment advisory fees receivable	1,160	9,582
Receivable from affiliates	588	4,369
Deferred tax assets and taxes receivable (including taxes receivable of $2,132 in 2020 and $0 for 2019)	10,059	1,820
Goodwill	3,519	3,519
Other assets (a)	23,003	13,297
Investments in government securities held in trust	175,002	-
Assets of discontinued operations (including receivable from affiliates of $31)	-	8,137
Total assets	$1,100,611	$1,010,906

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Payable to brokers	$8,443	$14,889
Income taxes payable	897	3,622
Compensation payable	7,445	19,536
Securities sold, not yet purchased (a)	12,827	16,419
Payable to affiliates	455	483
Accrued expenses and other liabilities (a)	6,088	6,037
Deferred underwriting fee payable	6,125	-
Liabilities of discontinued operations (including payable to affiliates $986)	-	2,100
Total liabilities	42,280	63,086

Redeemable noncontrolling interests (a)	204,164	50,385

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 and 6,569,254 shares issued, respectively; 3,369,896 and 3,452,381 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,918 and 19,022,918 shares outstanding, respectively	19	19
Additional paid-in capital	999,047	1,003,450
Accumulated deficit	(35,241)	(701)
Treasury stock, at cost (3,259,358 and 3,116,873 shares outstanding, respectively)	(111,736)	(106,342)
Total Associated Capital Group, Inc. equity	852,095	896,432
Noncontrolling interests (from discontinued operations in 2019)	2,072	1,003
Total equity	854,167	897,435
Total liabilities and equity	$1,100,611	$1,010,906

(a) As of September 30, 2020 and December 31, 2019, cash and cash equivalents, investments in securities, investment in partnerships, receivable from broker, other assets, securities sold, not yet purchased, accrued expenses and other liabilities and redeemable noncontrolling interests include amounts related to consolidated variable interest entities ("VIEs"). See Footnote D.

See accompanying notes.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Investment advisory and incentive fees	$1,865	$2,753	$6,424	$8,199
Other	80	1	550	12
Total revenues	1,945	2,754	6,974	8,211
Expenses
Compensation	3,026	3,071	8,405	10,287
Other operating expenses	2,471	2,276	6,422	9,072
Total expenses	5,497	5,347	14,827	19,359

Operating loss	(3,552)	(2,593)	(7,853)	(11,148)
Other income (expense)
Net gain/(loss) from investments	15,603	7,613	(34,770)	42,358
Interest and dividend income	1,218	2,581	4,675	9,541
Interest expense	(32)	(70)	(146)	(148)
Shareholder-designated contribution	(2,782)	-	(3,007)	-
Total other income (expense), net	14,007	10,124	(33,248)	51,751
Income/(loss) before income taxes	10,455	7,531	(41,101)	40,603
Income tax expense/(benefit)	3,564	1,638	(8,858)	8,064
Income/(loss) from continuing operations before noncontrolling interests	6,891	5,893	(32,243)	32,539
Income/(loss) attributable to noncontrolling interests	937	(359)	(572)	2,232
Income/(loss) from continuing operations	5,954	6,252	(31,671)	30,307
Income/(loss) from discontinued operations, net of taxes and noncontrolling interests	(139)	(301)	(632)	(2,141)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$5,815	$5,951	$(32,303)	$28,166

Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share:
Basic- Continuing operations	$0.27	$0.27	$(1.41)	$1.34
Basic - Discontinued operations	(0.01)	(0.01)	(0.03)	(0.09)
Basis - Total	$0.26	$0.26	$(1.44)	$1.25

Diluted- Continuing operations	$0.27	$0.27	$(1.41)	$1.34
Diluted - Discontinued operations	(0.01)	(0.01)	(0.03)	(0.09)
Diluted - Total	$0.26	$0.26	$(1.44)	$1.25

Weighted average shares outstanding:
Basic	22,354	22,514	22,391	22,550
Diluted	22,354	22,514	22,391	22,550

Actual shares outstanding - end of period	22,333	22,496	22,333	22,496

Dividends declared:	$0.10	$0.10	$0.10	$0.10

See accompanying notes.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income/(loss)	$5,815	$5,951	$(32,303)	$28,166
Less: Comprehensive income/(loss) attributable to noncontrolling interests	937	(359)	(572)	2,232

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$4,878	$6,310	$(31,731)	$25,934

See accompanying notes.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the three months ended March 31, 2020, June 30, 2020 and September 30, 2020

	Associated Capital Group, Inc. shareholders
	Common Stock	Accumulated Deficit	Additional Paid-in Capital	Treasury Stock	Noncontrolling Interest	Total	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$1,003	$897,435	$50,385
Redemptions of noncontrolling interests	-	-	-	-	-	-	(531)
Net loss	-	(73,355)	-	-	(52)	(73,407)	(3,945)
Purchase of treasury stock	-	-	-	(3,225)	-	(3,225)	-
Balance at March 31, 2020	$25	$(74,056)	$1,003,450	$(109,567)	$951	$820,803	$45,909
Redemptions of noncontrolling interests	-	-	-	-	-	-	(1,167)
Net income/(loss)	-	35,237	-	-	(48)	35,189	2,436
Dividends declared ($0.10 per share)	-	(2,237)	-	-	-	(2,237)	-
Purchase of treasury stock	-	-	-	(1,068)	-	(1,068)	-
Balance at June 30, 2020	$25	$(41,056)	$1,003,450	$(110,635)	$903	$852,687	$47,178
Contributions from redeemable noncontrolling interests (1)	-	-	-	-	-	-	156,049
Spin-off of MGHL	-	-	(4,403)	-	(903)	(5,306)	-
PMV Sponsor members' interest	-	-	-	-	2,072	2,072	-
Net income	-	5,815	-	-	-	5,815	937
Purchase of treasury stock	-	-	-	(1,101)	-	(1,101)	-
Balance at September 30, 2020	$25	$(35,241)	$999,047	$(111,736)	$2,072	$854,167	$204,164

(1) Net of deferred underwriting fees

See accompanying notes.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands, except per share data)
For the three months ended March 31, 2019, June 30, 2019 and September 30, 2019

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

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(32,875)	$30,398
Loss from discontinued operations, net of taxes	632	2,141
Loss from continuing operations	(32,243)	32,539
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
from continuing activities
Equity in net (gains) losses from partnerships	(4,316)	(5,029)
Deferred income taxes	(5,923)	4,739
Depreciation and amortization	40	10
Donated securities	441	1,875
Unrealized (gains) losses on securities	37,511	(18,450)
Realized gains (losses) on sales of securities	1,017	(220)
(Increase) decrease in assets:
Investments in trading securities	(283,070)	(54,341)
Investments in partnerships:
Contributions to partnerships	(4,229)	(22,671)
Distributions from partnerships	24,841	2,772
Receivable from affiliates	3,600	688
Receivable from brokers	2,077	856
Investment advisory fees receivable	8,423	3,107
Income taxes receivable	(2,207)	8
Other assets	1,260	8,604
Increase (decrease) in liabilities:
Payable to brokers	(6,446)	4,766
Income taxes payable	(2,833)	311
Payable to affiliates	122	176
Compensation payable	(12,092)	723
Accrued expenses and other liabilities	1,824	(2,784)
Total adjustments	(239,960)	(74,860)
Net cash used in operating activities	$(272,203)	$(42,321)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Investing activities
Purchases of securities	$(434)	$(1,366)
Proceeds from sales of securities	8,406	2,699
Return of capital on securities	1,320	1,326
Purchase of building	(11,084)	(6,250)
Investment of cash in Trust Account	(175,000)	-
Net cash used in investing activities	(176,792)	(3,591)

Financing activities
Contributions from redeemable noncontrolling interests	162,020	-
Redemptions of redeemable noncontrolling interests	-	(2,333)
Dividends paid	(4,486)	(4,513)
Purchase of treasury stock	(5,395)	(3,363)
Contributions from nonredeemable noncontrolling interests	2,072	-
Proceeds from promissory note from Executive Chairman	-	2,124
Repayment of promissory note to Executive Chairman	-	(2,126)
Net cash used in financing activities	154,211	(10,211)
Cash flows of discontinued operations
Net cash provided by (used in) operating activities	114	(2,507)
Net decrease in cash and cash equivalents	(294,670)	(58,630)
Cash and cash equivalents at beginning of period	342,001	398,363
Cash and cash equivalents at end of period	$47,331	$339,733

Supplemental disclosures of cash flow information:
Cash paid for interest	$114	$79
Cash paid for taxes	$2,000	$2,200

Non-cash activity:
- On September 21, 2020 a deferred underwriting fee of $6.1 million was recorded with an offset to redeemable noncontrolling interests.

See accompanying notes.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

A.  Basis of Presentation and Significant Accounting Policies

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

Organization

We are a Delaware corporation that provides alternative investment management services. In addition, we derive investment income/(loss) from proprietary trading of cash and other assets awaiting deployment in our operating business.

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

A private company owns 84%of the economics and controls 97% of AC Group’s outstanding voting shares.

PMV Consumer Acquisition Corp.

On September 22, 2020, Associated Capital announced the $175 million initial public offering of its special purpose acquisition corporation, PMV Consumer Acquisition Corp. (NYSE:PMVC).

PMV Consumer Acquisition Corp. (“PMV”) was created to pursue an initial business combination following the consumer globally with companies having an enterprise valuation in the range of $200 million to $3.5 billion. PMV Consumer Acquisition Holding Company, LLC (“Sponsor”) was created to assist PMV in sourcing, analyzing and consummating acquisition opportunities for that initial business combination.

The Sponsor and PMV have been consolidated in the financial statements of AC as of September 30, 2020 because AC has a controlling financial interest in these entities.  This resulted in total assets of $1.1 billion at September 30, 2020, inclusive of $177.7 million of assets, $6.6 million of liabilities and $155.0 million of redeemable noncontrolling interests and $2.1 million of noncontrolling interests relating to PMV and the Sponsor. In addition to PMV and the Sponsor, there are several other entities that are consolidated within the financial statements. The details to the impact of consolidating these entities on the condensed consolidated financial statements can be seen in Footnote D. Investment Partnerships and Other Entities

See footnote D for a further discussion of PMV Consumer Acquisition Corp. as well as their registration statement and Form 10Q as of September 30, 2020 both located on the U.S. Securities and Exchange Commission website https://www.sec.gov/edgar/searchedgar/companysearch.html under the symbol PMVC.

Index
Associated Capital Group, Inc. Spin-Off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

Morgan Group Holding Co. Merger and Spin-Off

On October 31, 2019, the Company closed on a transaction whereby Morgan Group Holding Co., (“Morgan Group”) a company that trades in the over the counter market under the symbol “MGHL” and is under common control of AC’s majority shareholder, acquired all of the Company’s interest in G.research for 50,000,000 shares of Morgan Group common stock.  In addition, immediately prior to the closing, 5.15 million Morgan Group shares were issued under a private placement for $515,000.  Subsequent to the transaction and private placement, the Company had an 83.3% ownership interest in Morgan Group and consolidated the entity, which includes G.research.  The transaction has been accounted for pursuant to Accounting Standards Codification (“ASC”) 805-50, Transactions Between Entities Under Common Control.  A common-control transaction is similar to a business combination, however, does not meet the definition of a business combination because there is no change in control over the entity by the parent.

On March 16, 2020, the Company announced that its Board of Directors approved the spin-off of Morgan Group to AC’s shareholders in which AC would distribute to its shareholders on a pro rata basis the 50,000,000 shares of Morgan Group that it owns upon close of the spin-off.

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1‑for‑100 that was effective on June 10, 2020.

On August 5, 2020 the distribution of Morgan Group shares was completed to shareholders of record as of July 30, 2020. Based on the distribution ratio, on the distribution date, AC stockholders of record as of 5:00 pm, New York City time, on the record date, received  approximately. 0.022356 shares of Morgan Group common stock for each share of AC common stock they held on the record date.

Associated Capital held 83.3% of the outstanding shares of Morgan Group through August 5, 2020.

The historical financial results of Morgan Group have been reflected in the Company’s consolidated financial statements as discontinued operations in both the condensed consolidated statements of income and financial condition for all periods presented through August 5, 2020.

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

The Company separately presented investments in debt securities and investments in equity securities in the condensed consolidated statement of financial condition as of September 30, 2020. A reclassification was made to conform prior period information as of December 31, 2019 to the current period presentation. This change has also been made to the corresponding notes to condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Investments in government securities held in trust account

At September 30, 2020, government securities of our consolidated SPAC, PMV, are held in a trust account and consist of U.S. Treasury Bills accounted for as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Index
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

Index
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

Total revenues by type were as follows for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment advisory and incentive fees
Asset-based advisory fees	$1,161	$1,723	$4,284	$5,208
Performance-based advisory fees	8	35	8	61
Sub-advisory fees	696	995	2,132	2,930
	1,865	2,753	6,424	8,199

Other
Miscellaneous	80	1	550	12
	80	1	550	12
Total	$1,945	$2,754	$6,974	$8,211

Index

C.  Investment in Securities

Investments in debt securities at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

Trading Securities
Government securities	$330,795	$330,942	$28,428	$29,037
Total investments in debt securities	$330,795	$330,942	$28,428	$29,037

Investments in equity securities at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value

Equity Securities
Common stocks	$244,611	$205,413	$271,627	$262,562
Mutual funds	555	1,128	1,207	2,196
Other investments	8,040	7,045	7,847	6,562
Total investments in securities	$253,206	$213,586	$280,681	$271,320

Securities sold, not yet purchased at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020		December 31, 2019
	Proceeds	Fair Value	Proceeds	Fair Value
Equity securities
Common stocks	$10,730	$11,661	$13,863	$16,300
Other investments	645	1,166	13	119
Total securities sold, not yet purchased	$11,375	$12,827	$13,876	$16,419

Investments in affiliated registered investment companies at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Equity securities
Closed-end funds	$74,741	$87,307	$75,646	$99,834
Mutual funds	48,287	59,084	48,348	59,477
Total investments in affiliated registered investment companies	$123,028	$146,391	$123,994	$159,311

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investment in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company and/or consolidated funds will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments. At September 30, 2020 and December 31, 2019 we held derivative contracts on 2.2 million and 3.4 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition as shown in the table below. We had two foreign exchange contracts outstanding at December 31, 2019. Except for the foreign exchange contracts entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the consolidated statements of income and included in investments in securities, securities sold, not yet purchased, or receivable from or payable to brokers on the consolidated statements of financial condition.

Index
The following table identifies the fair values of all derivatives and foreign currency positions held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of	Fair Value		Statement of	Fair Value
	Financial Condition	September 30,	December 31,	Financial Condition	September 30,	December 31,
	Location	2020	2020	Location	2020	2019
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$23	Payable to brokers	$-	$-

Derivatives not designated as hedging
instruments under FASB ASC 815-20
Equity contracts
Investments in securities		$771	$291	Securities sold, not yet purchased	$705	$119

Total derivatives		$771	$314		$705	$119

The following table identifies gains and losses of all derivatives held by the Company (in thousands):

Type of Derivative	Income Statement Location	Three Months ended September 30,		Nine Months ended September 30,
		2020	2019	2020	2019

Foreign exchange contracts	Net gain/(loss) from investments	$(57)	$124	$(44)		$$177
Equity contracts	Net gain/(loss) from investments	99	1,143	(411)		(324)

Total		$42	$1,267	$(455)	$	$(147)

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

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
September 30, 2020	$771	$-	$771	$(705)	$-	$66
December 31, 2019	291	-	291	(119)	-	172

				Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Liabilities Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
September 30, 2020	$705	$-	$705	$(705)	$-	$0
December 31, 2019	119	-	119	(119)	-	-

Index

D.  Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities in which the Company had investments totaling $106.0 million and $124.8 million at September 30, 2020 and December 31, 2019, respectively, and whose underlying assets consist primarily of marketable securities (“Affiliated Entities).   We also had investments in unaffiliated partnerships, offshore funds and other entities of $22.0 million and $20.5 million at September 30, 2020 and December 31, 2019, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on consolidated statements of financial condition. This caption includes investments in Affiliated Entities and Unaffiliated Entities which the Company accounts for under the equity method of accounting. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the consolidated statements of income.

PMV Consumer Acquisition Corp.

The Company has determined that PMV is a voting interest entity (VOE) and since the Sponsor has substantive control of PMV due to its ability to control the board of directors of PMV, the Sponsor consolidates the assets and liabilities of PMV.  The Company invested $4.0 million, or approximately 64% of the $6.25 million total Sponsor partnership commitment. The Sponsor is managed by company executives.  The Company has determined that the Sponsor is a variable interest entity (VIE) and that the Company is the primary beneficiary and therefore consolidates the assets and liabilities of the Sponsor.  However, neither AC nor PMV have a right to the benefits from nor does it bear the risks associated with the government securities held in trust assets held by PMV. Further, if the Company were to liquidate, the government securities held in trust assets would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors.

The registration statement for the PMV initial public offering was declared effective on September 21, 2020. On September 24, 2020, PMV consummated the initial public offering of 17,500,000 units at $10.00 per Unit, generating gross proceeds of $175,000,000.

Simultaneously with the closing of the initial public offering, PMV consummated the sale of 6,150,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Sponsor, generating gross proceeds of $6,150,000.

AC owns $10 million in Class A units in PMV and the Sponsor own $6.1 million in Private Warrants which are eliminated in consolidation.

Following the closing of the initial public offering on September 24, 2020, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States, which will only be invested in U.S. government securities.

PMV will have until September 24, 2022 to complete a business combination. If PMV is unable to complete a business combination by September 24, 2022, PMV will cease all operations except for the purpose of winding up, and as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account.

Index
The following table includes the net impact by line item on the condensed consolidated statements of financial condition for the consolidated entities (in thousands):

	September 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$35,808	$11,523	$47,331
Investments in government securities	319,943	10,999	330,942
Investments in equity securities (including GBL stock)	136,428	77,158	213,586
Investments in affiliated investment companies	195,737	(49,346)	146,391
Investments in partnerships	147,326	(19,361)	127,965
Receivable from brokers	6,524	14,541	21,065
Investment advisory fees receivable	1,189	(29)	1,160
Other assets	37,238	(69)	37,169
Investments in government securities held in trust	-	175,002	175,002
Total assets	$880,193	$220,418	$1,100,611
Liabilities and equity
Securities sold, not yet purchased	$6,397	$6,430	$12,827
Accrued expenses and other liabilities	19,629	9,824	29,453
Redeemable noncontrolling interests	-	204,164	204,164
Total equity	854,167	-	854,167
Total liabilities and equity	$880,193	$220,418	$1,100,611

	December 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$328,834	$13,167	$342,001
Investments in government securities	25,050	3,987	29,037
Investments in equity securities (including GBL stock)	157,623	113,697	271,320
Investments in affiliated investment companies	211,024	(51,713)	159,311
Investments in partnerships	167,781	(22,409)	145,372
Receivable from brokers	6,750	16,391	23,141
Investment advisory fees receivable	9,604	(22)	9,582
Other assets	22,976	29	23,005
Assets of discontinued operations	8,137	-	8,137
Total assets	$937,779	$73,127	$1,010,906
Liabilities and equity
Securities sold, not yet purchased	$4,625	$11,794	$16,419
Accrued expenses and other liabilities	33,618	10,949	44,567
Liabilities of discontinued operations	2,100		2,100
Redeemable noncontrolling interests	1	50,384	50,385
Total equity	897,435	-	897,435
Total liabilities and equity	$937,779	$73,127	$1,010,906

Index
The following table includes the net impact by line item on the condensed consolidated statements of income for the consolidate entities (in thousands)

	Three Months Ended September 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$2,117	$(172)	$1,945
Total expenses	4,754	743	5,497
Operating loss	(2,637)	(915)	(3,552)
Total other income, net	12,040	1,967	14,007
Income before income taxes	9,403	1,052	10,455
Income tax expense	3,456	108	3,564
Income before NCI	5,947	944	6,891
Income/(loss) attributable to NCI	(7)	944	937
Income from continuing operations	5,954	-	5,954
Loss from discontinued operations, net of taxes	(139)	-	(139)
Net income	$5,815	$-	$5,815

	Three Months Ended September 30, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$2,935	$(181)	$2,754
Total expenses	5,471	(124)	5,347
Operating loss	(2,536)	(57)	(2,593)
Total other income, net	10,426	(302)	10,124
Income before income taxes	7,890	(359)	7,531
Income tax expense	1,638	-	1,638
Net income before NCI	6,252	(359)	5,893
Net income/(loss) attributable to NCI	-	(359)	(359)
Income from continuing operations	6,252	-	6,252
Loss from discontinued operations, net of taxes	(301)	-	(301)
Net income	$5,951	$-	$5,951

	Nine Months Ended September 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$6,669	$305	$6,974
Total expenses	13,131	1,696	14,827
Operating loss	(6,462)	(1,391)	(7,853)
Total other income/(expense), net	(34,181)	934	(33,248)
Loss before income taxes	(40,643)	(457)	(41,101)
Income tax benefit	(8,965)	108	(8,858)
Net loss before NCI	(31,678)	(565)	(32,243)
Net loss attributable to NCI	(7)	(565)	(572)
Loss from continuing operations	(31,671)	-	(31,671)
Loss from discontinued operations, net of taxes	(632)	-	(632)
Net loss	$(32,303)	$-	$(32,303)

	Nine Months Ended September 30, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$8,737	$(526)	$8,211
Total expenses	18,102	1,257	19,359
Operating loss	(9,365)	(1,783)	(11,148)
Total other income, net	47,736	4,015	51,751
Income before income taxes	38,371	2,232	40,603
Income tax expense	8,064	-	8,064
Net income before NCI	30,307	2,232	32,539
Net income/(loss) attributable to NCI	-	2,232	2,232
Income from continuing operations	30,307	-	30,307
Loss from discontinued operations, net of taxes	(2,141)	-	(2,141)
Net income	$28,166	$-	$28,166

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

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$4,027	$2,224
Investments in securities (1)	22,521	18,454
Receivable from brokers	1,491	2,601
Investments in partnerships and affiliates	8,022	8,363
Accrued expenses and other liabilities	(823)	(329)
Nonredeemable noncontrolling interests	(2,072)	-
Redeemable noncontrolling interests	(10,292)	(9,592)
AC Group’s net interests in consolidated VIEs	$22,874	$21,721

(1) In 2020, includes $6.15 million in private placement warrants eliminated in consolidation with PMV.

Voting Ownership Entities

The following table presents the balances related to PMV and another investment partnership that are consolidated as VOE’s and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VOE’s (in thousands):

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$7,496	$10,943
Investments in securities	88,615	99,231
Receivable from brokers	13,052	13,790
Investments in government securities held in trust	175,002	-
Other assets	82	28
Securities sold, not yet purchased	(6,430)	(11,794)
Accrued expenses and other liabilities	(9,842)	(10,665)
Redeemable noncontrolling interests	(193,873)	(40,792)
AC Group’s net interests in consolidated VOEs	$74,102	$60,741

E.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Index
The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (in thousands):

	September 30, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$39,552	$-	$-	$39,552
Investments in government securities:
Trading - Gov’t securities	330,942			330,942
Total investments in government securities	330,942	-	-	330,942
Investments in equity securities (including GBL stock):
Common stocks	198,266	7,111	36	205,413
Mutual funds	1,128	-	-	1,128
Other	1,269	771	5,005	7,045
Total investments in equity securities	200,663	7,882	5,041	213,586
Investments in affiliated registered investment companies:
Closed-end funds	87,307	-	-	87,307
Mutual funds	59,084	-	-	59,084
Total investments in affiliated registered investment companies	146,391	-	-	146,391
Total investments held at fair value	677,996	7,882	5,041	690,919
Total assets at fair value	$717,548	$7,882	$5,041	$730,471
Liabilities
Common stocks	$11,661	$-	$-	$11,661
Other	461	705	-	1,166
Securities sold, not yet purchased	$12,122	$705	$-	$12,827

	December 31, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$343,428	$-	$-	$343,428
Investments in government securities:
Trading - Gov’t securities	29,037	-	-	29,037
Total investments in government securities	29,037	-	-	29,037
Investments in equity securities (including GBL stock):
Common stocks	257,520	4,444	89	262,562
Mutual funds	2,196	-	-	2,196
Other	2,428	509	4,134	6,562
Total investments in equity securities	262,144	4,953	4,223	271,320
Investments in affiliated registered investment companies:
Closed-end funds	99,834	-	-	99,834
Mutual funds	59,477	-	-	59,477
Total investments in affiliated registered investment companies	159,311	-	-	159,311
Total investments held at fair value	450,492	4,953	4,223	459,668
Total assets at fair value	$793,920	$4,953	$4,223	$803,096
Liabilities
Common stocks	$16,300	$-	$-	$16,300
Other	-	119	-	119
Securities sold, not yet purchased	$16,300	$119	$-	$16,419

Index
The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$36	$4,988	$5,024	$191	$4,255	$4,446
Total gains/(losses)	-	17	17	(102)	(46)	(148)
Purchases	-	-	-	-	-	-
Sales	-	-	-	-	-	-
Transfers	-	-	-	-	-	-
Ending balance	$36	$5,005	$5,041	$89	$4,209	$4,298
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$-	$17	$17	$(102)	$(46)	$(148)

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$89	$4,134	$4,223	$12	$3,458	$3,470
Consolidated fund	-	-	-	-	-	-
Total gains/(losses)	(53)	(6)	(59)	14	751	765
Purchases	-	-	-	-	-	-
Sales	-	(41)	(41)	-	-	-
Transfers	-	918	918	63	-	63
Ending balance	$36	$5,005	$5,041	$89	$4,209	$4,298
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$(53)	$(18)	$(71)	$14	$751	$765

During the nine months ended September 30, 2020 and 2019, the Company transferred investments with a value of approximately $918,000 and $63,000, respectively, from Level 1 to Level 3 due to the unavailability of observable inputs.

At September 30, 2020, assets held in the trust account through PMV were comprised of U.S. Treasury Bills with an amortized cost and fair value of $175 million

Index

F.  Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2020 and September 30, 2019 was 34.1% and 21.7%, respectively. The ETR in the third quarter of 2020 differs from the standard corporate tax rate of 21% primarily due (a) state and local taxes (net of federal benefit), (b) deferred tax asset valuation allowances related to the carryforward of charitable contributions and the (c) rate differential on the carryback of a net operating loss.  The ETR in the third quarter of 2019 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), the benefit of (b) the donation of appreciated securities and (c) the dividends received deduction.

The ETR for the nine months ended September 30, 2020 and September 30, 2019 was 21.5% and 19.9%, respectively.  The 2020 year-to-date ETR differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) deferred tax asset valuation allowances related to the carryforward of charitable contributions and the (c) rate differential on the carryback of a net operating loss.  The 2019 year-to-date ETR differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the donation of appreciated securities and (c) noncontrolling interest consolidated partnerships.

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

Index
The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Three Months Ending September 30,
(In thousands, except per share amounts)	2020	2019
Basic:
Income from continuing operations	$5,954	$6,252
Loss from discontinued operations, net of taxes	(139)	(301)
Net income attributable to Associated Capital Group, Inc.’s shareholders	$5,815	$5,951

Weighted average shares outstanding	22,354	22,514

Basic net income per share attributable to Associated Capital Group, Inc.’s shareholders:
Continuing operations	$0.27	$0.27
Discontinued operations	(0.01)	(0.01)
Total	$0.26	$0.26

Diluted:
Income from continuing operations	$5,954	$6,252
Loss from discontinued operations, net of taxes	(139)	(301)
Net income attributable to Associated Capital Group, Inc.’s shareholders	$5,815	$5,951

Weighted average share outstanding	22,354	22,514

Diluted net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Continuing operations	$0.27	$0.27
Discontinued operations	(0.01)	(0.01)
Total	$0.26	$0.26

	Nine Months Ending September 30,
(In thousands, except per share amounts)	2020	2019
Basic:
Income/(loss) from continuing operations	$(31,671)	$30,307
Loss from discontinued operations, net of taxes	(632)	(2,141)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(32,303)	$28,166

Weighted average shares outstanding	22,391	22,550

Basic net income per share attributable to Associated Capital Group, Inc.’s shareholders:
Continuing operations	$(1.41)	$1.34
Discontinued operations	(0.03)	(0.09)
Total	$(1.44)	$1.25

Diluted:
Income from continuing operations	$(31,671)	$30,307
Income/(loss) from discontinued operations, net of taxes	(632)	(2,141)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(32,303)	$28,166

Weighted average share outstanding	22,391	22,550

Diluted net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Continuing operations	$(1.41)	$1.34
Discontinued operations	(0.03)	(0.09)
Total	$(1.44)	$1.25

Index

H.	Stockholders’ Equity

Shares outstanding were 22.3 million and 22.5 million at September 30, 2020 and December 31, 2019, respectively.

Dividends

During the nine months ended September 30, 2020 and 2019, the Company declared dividends of $0.10 per share to class A and class B shareholders.

Stock Repurchase Program

For the three months ended September 30, 2020 and 2019, the Company repurchased approximately 30 thousand and 36 thousand shares at an average price of $37.03 per share and $36.75 per share for a total investment of $1.1 million and $1.3 million, respectively.  During the nine months ended September 30, 2020 and 2019, the Company repurchased approximately 143 thousand and 89 thousand shares at an average price of $37.86 and $37.81 per share for a total investment of $5.4 million and $3.4 million, respectively.

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

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through September 30, 2020, approximately 700,000 shares have been awarded under the Plan leaving approximately 1.3 million shares for future grants.

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

Pursuant to Accounting Standards Codification (“ASC”) 718, the Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company re-measures the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company considers the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur.  Based on the closing price of the Company’s Class A Common Stock on September 30, 2020 and December 31, 2019, the total liability recorded by the Company in compensation payable as of September 30, 2020 and December 31, 2019, with respect to the Phantom RSAs was $1.7 million and $2.0 million, respectively.

Index
For the three and nine month periods ended September 30, 2020, the Company recorded approximately $0.1 million and ($0.3) million in stock-based compensation expense net of forfeitures, respectively.  For the three and nine month periods ending September 30, 2019, the Company recorded approximately $0.3 million and $1.0 million in stock-based compensation expense, respectively.  This expense is included in compensation expense in the consolidated statements of income.

As of September 30, 2020, there were 88,650 unvested Phantom RSAs outstanding. The unrecognized compensation cost related to these was $1.6 million which is expected to be recognized over a weighted-average period of 2.8 years. On February 4, 2020, 23,000 Phantom RSA’s were forfeited by teammates who transferred to Morgan Group.

As of  December 31, 2019, 119,650 awarded but unvested Phantom RSAs were outstanding.

I.	Goodwill and Identifiable Intangible Assets

At September 30, 2020, goodwill and intangible assets on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended September 30, 2020 or September 30, 2019, and as such there was no impairment analysis performed or charge recorded.

J.	Commitments and Contingencies

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at September 30, 2020 and December 31, 2019.

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

K.	Discontinued Operations

As a result of the Morgan Group spin-off, the results of its operations through August 5, 2020 have been classified in the consolidated statements of income as discontinued operations for all periods presented.  There was no gain or loss on the spin-off for the Company, and it was a tax-free spin-off to AC’s shareholders.

Other than a transition services agreement, Associated Capital does not have any significant continuing involvement in the operations of Morgan Group after the spin-off, and Associated Capital will not have the ability to influence operating or financial policies of Morgan Group.  All stockholders received 0.022356 shares of Morgan Group stock for each share of AC stock that they held on the record date for the distribution.

Index
Operating results for the period from January 1, 2020 through August 5, 2020 and the three and nine month periods ending September 30, 2019 are summarized below:

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2020	2019	2020	2019
Revenues
Institutional research services	$446	$2,354	$2,924	$6,343
Other	37	10	36	37
Total revenues	483	2,364	2,960	6,380
Expenses
Compensation	296	1,993	2,276	6,956
Other operating expenses	266	787	1,699	2,312
Total expenses	562	2,780	3,975	9,268
Operating loss	(79)	(416)	(1,015)	(2,888)
Other income (expense)
Net loss from investments	(5)	(7)	(8)	(7)
Interest and dividend income	2	38	81	158
Total other income (expense), net	(3)	31	73	151
Income/(loss) from discontinued operations before income taxes	(82)	(385)	(942)	(2,737)
Income tax provision/(benefit)	62	(84)	(205)	(596)
Income/(loss) from discontinued operations, net of taxes	(144)	(301)	(737)	(2,141)
Net income/(loss) attributable to noncontrolling interests	(5)	-	(105)	-
Net income/(loss) attributable to GAMCO Investors, Inc.'s discontinued operations, net of taxes	$(139)	$(301)	$(632)	$(2,141)

(1) During 2020 reflects the periods through August 5, 2020.

The assets and liabilities of Morgan Group have been classified in the consolidated statement of financial condition as of December 31, 2019 as assets and liabilities of discontinued operations and consist of the following:

December 31, 2019

Cash and cash equivalents	$6,587
Receivable from brokers	1,009
Receivable from affiliates	31
Deferred tax assets	184
Other assets	326
Total assets of discontinued operations	8,137

Income taxes payable	54
Compensation payable	710
Accrued expenses and other liabilities	1,336
Total liabilities of discontinued operations	2,100

Noncontrolling interests from discontinued operations	1,003

Net assets of discontinued operations	$5,034

Index
The following table summarizes the net impact of the spin-off to the Company’s stockholders’ equity (deficiency) as of August 5, 2020:

Decrease in additional paid-in capital	$(4,403)
Decrease in noncontrolling interest	(903)
Total	$(5,306)

L.	Subsequent Events

During the period from October 1, 2020 to November 9, 2020, the Company repurchased 29,471 shares at an average price of $33.85 per share.

On November 9, 2020, AC’s board of directors declared a semi-annual dividend of $0.10 per share, which is payable on December 15, 2020 to class A and class B shareholders of record on December 1, 2020.

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

On August 5, 2020 (the “Spin-Off Date”), AC distributed to its stockholders all of the common stock of Morgan Group Holdings Company (“MGHL”) and its subsidiaries held by the Company.  MGHL owns and operates, directly or indirectly, the institutional research businesses previously owned and operated by AC.  In the spin-off, each holder of AC’s common Stock of record as of 5:00 p.m. New York City time on July 30, 2020 (the “Record Date”), received 0.022356 share of MGHL common stock for each share of AC common stock held on the Record Date.  Subsequent to the spin-off, AC no longer consolidates the financial results of MGHL for the purposes of its own financial reporting and the historical financial results of MGHL have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through the spin-off Date.

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

The alternative investment strategies focus on fundamental, active, event-driven special situations and merger arbitrage.  Merger activity in the third quarter topped $1 trillion, an increase of 94% compared to the second quarter and the strongest quarter for deal making since the second quarter of 2018.  Returns for the quarter were driven by completed deals, as well as continued progress on deals in the pipeline.  For third quarter, our gross return was 3.15%, (2.6% net of fees).  The strategy is offered domestically through partnerships and to institutional investors.  Internationally, the strategy is offered through a number of vehicles, including EU regulated UCITS structures and the London Stock Exchange listed investment company, Gabelli Merger Plus Trust (GMP-LN).

Index
Institutional Research Services

On October 31, 2019, the Company closed on the transaction whereby Morgan Group Holding Co. (“Morgan Group”), an entity under common control of the majority shareholder of AC, acquired G.research in exchange for 50 million shares of its stock.  In addition, management acquired 5.15 million Morgan Group shares under a private placement for $515,000.  Subsequent to the transaction and private placement, AC had an 83.3% ownership interest in Morgan Group and consolidated the entity, which included G.research.

On March 16, 2020 our board of directors approved the distribution of AC’s Morgan Group Holdings to shareholders.

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1‑for‑100 that was effective on June 10, 2020.

The Company’s Board of Directors established the record date of July 30, 2020, and distribution date of August 5, 2020 for the spin-off of Morgan Group to AC’s shareholders.

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

On September 22, 2020, AC announced the $175 million initial public offering of its special purpose acquisition corporation, PMV Consumer Acquisition Corp. (NYSE:PMVC).

PMV Consumer Acquisition Corp. (“PMV”) was created to pursue an initial business combination following the consumer globally along with companies having an enterprise valuation in the range of $200 million to $3.5 billion.

PMV Consumer Acquisition Holding Company, LLC (“Sponsor”) was created to assist PMV in sourcing, analyzing and consummating acquisition opportunities for that initial business combination.

PMV and Sponsor are both included in the consolidated results of operations and consolidated statement of financial condition of the Company.

Index
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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the second quarter, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, the markets rebounded strongly. During the third quarter, markets continued to recover but at a slower pace than the earlier quarter in anticipation of further fiscal and monetary stimulus.  Any potential impact to our results of operations and financial condition will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results and financial condition.

The pandemic and resulting economic dislocations have had adverse consequences on our AUM, resulting in decreased revenues, and increased realized and unrealized losses on our investment portfolio partially offset by decreased variable operating and compensation expenses. As a result of this pandemic, the majority of our employees (“teammates”) are working remotely. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

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

Index
Net income/(loss) attributable to noncontrolling interests represents the share of net income attributable to third-party limited partners of certain partnerships and offshore funds we consolidate. Please refer to Notes A and D in our condensed consolidated financial statements included elsewhere in this report.

Condensed Consolidated Statements of Financial Condition

We ended the third quarter of 2020 with approximately $853 million in cash and investments, net of securities sold, not yet purchased of $13 million. This includes $47 million of cash and cash equivalents; $532 million of securities, net of securities sold, not yet purchased, including government obligations of $331 million, shares of GAMCO with market values of $34 million and $274 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $87 million and more limited liquidity.  Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Included in the Company’s assets are $177.7 million in assets comprised primarily of $175 million of government securities held in trust, liabilities of $6.6 million and redeemable noncontrolling interest of $155.0 million related to PMV and $2.1 million of nonredeemable noncontrolling interest related to the Sponsor.

Total shareholders’ equity was $854 million or $38.25 per share at September 30, 2020 compared to $897 million or $39.93 per share on December 31, 2019. The decrease in equity from the end of 2019 is driven primarily by our net loss of $32.3 million, $5.4 million in repurchases of Class A Common Stock of AC and the spin-off of MGHL of $5.3 million.

Index
RESULTS OF OPERATIONS

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Investment advisory and incentive fees	$1,865	$2,753	$6,424	$8,199
Other	80	1	550	12
Total revenues	1,945	2,754	6,974	8,211
Expenses
Compensation	3,026	3,071	8,405	10,287
Other operating expenses	2,471	2,276	6,422	9,072
Total expenses	5,497	5,347	14,827	19,359
Operating loss	(3,552)	(2,593)	(7,853)	(11,148)
Other income/(expense)
Net gain/(loss) from investments	15,603	7,613	(34,770)	42,358
Interest and dividend income	1,218	2,581	4,675	9,541
Interest expense	(32)	(70)	(146)	(148)
Shareholder-designated contribution	(2,782)	-	(3,007)	-
Total other income/(expense), net	14,007	10,124	(33,248)	51,751
Income/(loss) before income taxes	10,455	7,531	(41,101)	40,603
Income tax expense/(benefit)	3,564	1,638	(8,858)	8,064
Income/(loss) before noncontroling interests	6,891	5,893	(32,243)	32,539
Income/(loss) attributable to noncontrolling interests	937	(359)	(572)	2,232
Income/(loss from continuing operations	5,954	6,252	(31,671)	30,307
Income/(loss) from discontinued operations, net of taxes	(139)	(301)	(632)	(2,141)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$5,815	$5,951	$(32,303)	$28,166

Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders per share:
Basic- Continuing operations	$0.27	$0.27	$(1.41)	$1.34
Basic - Discontinued operations	(0.01)	(0.01)	(0.03)	(0.09)
Basis - Total	$0.26	$0.26	$(1.44)	$1.25

Diluted- Continuing operations	$0.27	$0.27	$(1.41)	$1.34
Diluted - Discontinued operations	(0.01)	(0.01)	(0.03)	(0.09)
Diluted - Total	$0.26	$0.26	$(1.44)	$1.25

Weighted average shares outstanding:
Basic	22,354	22,514	22,391	22,550
Diluted	22,354	22,514	22,391	22,550

Actual shares outstanding - end of period	22,333	22,496	22,333	22,496

Three Months Ended September 30, 2020 Compared To Three Months Ended September 30, 2019

Overview

Our operating loss for the quarter was $3.6 million compared to $2.6 million for the comparable quarter of 2019. The increase in operating loss was attributable to lower revenues of $0.8 million and higher other operating expenses of $0.2 million.  Other income was $14.0 million in the 2020 quarter compared to a gain of $10.1 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio offset by our shareholder-designated contribution of $2.8 million. The Company recorded an income tax expense in the current quarter of $3.5 million compared to an income tax expense of $1.6 million in the year ago quarter. Our current quarter  income from continuing operations was $6.0 million, or $0.27 per diluted share, compared to a income from continuing operations of $6.3 million, or $0.27 per diluted share, in the prior year’s comparable quarter.

Index
Revenues

Total revenues were $1.9 million for the quarter ended September 30, 2020, $0.8 million lower than the prior year period.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $1.9 million for 2020, compared to $2.8 million for the prior year period, a decrease of $0.9 million.  AUM of $1.25 billion decreased $0.4 billion in the current quarter from prior year quarter. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically annually on December 31.  If the uncertainty surrounding the amount of variable consideration had ended on September 30, we would have recognized $1.1 million and $2.2 million of incentive fees for the quarter ended September 30, 2020 and 2019, respectively.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $3.0 million for the three months ended September 30, 2020, compared to $3.1 million for the three months ended September 30, 2019.  Fixed compensation, which include salaries and benefits, increased to $1.7 million for the 2020 period from $1.3 million in the prior year. Discretionary bonus accruals were $0.5 million and $0.6 million in the 2020 and 2019 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2020, these variable payouts were $0.8 million, down $0.1 million from $0.9 million in 2019.

For the three months ended September 30, 2020 and 2019, stock-based compensation was $0.1 million and $0.3 million, respectively.

Management fee expense, recorded in other operating expense, represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement.  No management fee expense was recorded for the three-month period ended September 30, 2020 due to the year to date pre-tax loss.  A management fee expense of $0.8 million was recorded for the three-month period ended September 30, 2019.

Other operating expenses prior to management fees were $2.5 million during the third quarter of 2020 compared to $1.4 million in the third quarter of 2019.  The increase was due primarily to higher legal and accounting fees of $0.6 million related to the Morgan Group spin-off.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $15.6 million in the 2020 quarter versus a gain of $7.6 million in the comparable 2019 quarter reflecting mark-to-market recoveries in the value of our investments.

Interest and dividend income decreased to $1.2 million in the 2020 quarter from $2.5 million in the 2019 quarter primarily due to lower interest rates on our cash balances and US Treasuries and decreased dividends from the prior year’s quarter.

Nine Months Ended September 30, 2020 Compared To Nine Months Ended September 30, 2019

Overview

Index
Our operating loss for the year-to-date period was $7.9 million compared to $11.1 million for the comparable period of 2019.  Revenues declined by $1.2 million from $8.2 million in the prior year-to-date period.  Other  income decreased to a loss $33.2 million in the 2020 period from a gain of $51.8 million in the prior year’s period primarily due to mark-to-market gains on our investment portfolio. Stock-based compensation fell by $1.3 million year-over-year. The Company recorded an income tax benefit of $9.0 million in the current year compared to an expense of $8.1 million in the year ago period. Consequently, our 2020 period net loss from continuing operations increased to $31.7 million, or $(1.41) per diluted share, from net income from continuing operations of $30.3 million, or $1.34 per diluted share, in the prior year’s comparable period.

Revenues

Total revenues were $7.0 million and $8.2 million for the nine month periods ended September 30, 2020 and 2019, respectively.

Advisory fees, including incentive fees, were $6.4 million for the 2020 nine months compared to $8.2 million for the prior year nine months, a decrease of $1.8 million. This decrease is due to the decrease in average AUM over the period.

Other revenues were $0.6 million for the nine month period ended September 30, 2020 primarily due to rental income on properties acquired in the U.S. and the UK during 2019 and 2020, respectively.

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $8.4 million for the nine months ended September 30, 2020, compared to $10.3 million for the nine months ended September 30, 2019.  Fixed compensation, which include salaries and benefits, declined to $4.6 million for the 2020 period from $4.1 million in the prior year. Discretionary bonus accruals were $1.6 million and $1.7 million in the 2020 and 2019 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.  For 2020, these variable payouts were $2.5 million, down $1.0 million from $3.5 million in 2019.

For the nine months ended September 30, 2020 and 2019, stock-based compensation was $(0.3) million and $1.0 million, respectively.  The decrease was due to the cancellation of Phantom RSAs related to headcount reductions at G.research and volatility in AC stock price.

Management fee expense, recorded in other operating expense, represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $4.0 million for the nine month period ended September 30, 2019.  No management fee expense was recorded for the nine month period ended September 30, 2020 due to the year to date pre-tax loss.

Other operating expenses were $6.4 million during the first nine months of 2020 compared to $5.1 million in the prior year.  The increase was due primarily to higher legal and accounting fees of $1.0 million related to the Morgan Group spin-off.

Investment losses were $34.8 million in the 2020 nine month period compared to a $42.4 million gain in the comparable 2019 period reflecting mark-to-market changes in the value of our investments.

Interest and dividend income decreased to $4.7 million in the 2020 period from $9.5 million in 2019 primarily due to lower interest rates on our cash balances and lower dividend income of $4.5 million.

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

Assets under management were $1.25 billion as of September 30, 2020, a decrease of 27.1% and 24.2% over the December 31, 2019 and September 30, 2019 periods, respectively. The changes were attributable to market appreciation/(depreciation) and investor redemptions.

Assets Under Management (in millions)

				% Change From
	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2019

Event Merger Arbitrage	$1,091	$1,525	$1,466	(28.5)	(25.6)
Event-Driven Value	105	132	128	(20.5)	(18.0)
Other	55	59	57	(6.8)	(3.5)
Total AUM	$1,251	$1,716	$1,651	(27.1)	(24.2)

Fund flows for the three months ended September 30, 2020 (in millions):

	June 30, 2020	Market appreciation/ (depreciation)	Net cash flows	September 30, 2020

Event Merger Arbitrage	$1,147	$46	$(102)	$1,091
Event-Driven Value	104	2	(1)	105
Other	54	2	(1)	55
Total AUM	$1,305	$50	$(104)	$1,251

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

Index
Summary cash flow data is as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Cash flows provided by (used in) from continuing operations:
Operating activities	$(272,203)	$(42,321)
Investing activities	(176,792)	(3,591)
Financing activities	154,211	(10,211)
Net decrease from continuing operations	(294,784)	(56,123)
Cash flows provided by (used in) discontinued operations
Operating activities	114	(2,507)
Net decrese in cash and cash equivalents	(294,670)	(58,630)
Cash and cash equivalents at beginning of period	342,001	398,363
Cash and cash equivalents at end of period	$47,331	$339,733

We require relatively low levels of capital expenditures and have a highly variable cost structure which fluctuates based on the level of revenues we receive. We anticipate that our available liquid assets should be more than sufficient to meet our cash requirements. At September 30, 2020, we had total cash and cash equivalents of $47 million and $678 million in net investments. Of these amounts, $11.3 million and $24.4 million, respectively, were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities from continuing operations was $272.2 million for the nine months ended September 30, 2020 due to $283.1 million of increases in trading securities, our net loss of $32.3 million, and net receivables/payables of $6.1 million partially offset by net distributions from investment partnerships of $20.6 million and $28.7 million of adjustments for noncash items, primarily losses on investments securities and partnership investments and deferred taxes. Net cash used in investing activities from continuing operations was $176.8 million due to the investment of cash in a trust account by the PMV SPAC of $175 million, the purchase of a building for $11.1 million and purchases of securities of $0.4 million partially offset by proceeds from sales of securities of $8.4 million and return of capital on securities of $1.3 million. Net cash provided by financing activities from continuing operations was $154.2 million resulting from contributions from redeemable non-controlling interests of $162.6 million and nonredeemable non-controlling interests of $2.1 million reduced by dividends paid of $4.5 million and stock buyback payments of $5.4 million.  Cash provided by discontinued operations from the spin-off of MGHL were $0.1 million.

Net cash used in operating activities from continuing operations was $42.3 million for the nine months ended September 30, 2019 primarily due to our net income adjusted for non-cash items of $34.1 million and $38.6 million of net losses on sale of securities and net contributions to partnerships, $54.3 million of increases in trading securities and net decreases of $16.5 million to receivables and accrued expenses.  Net cash used by investing activities from continuing operations was $3.6 million due to net proceeds from sales of available for sale securities and return of capital distributions of $2.7 million offset by the purchase of a building for $6.3 million. Net cash used in financing activities from continuing operations was $10.2 million largely resulting from dividends and stock buyback payments of $7.9 million and redemptions from consolidated funds of $2.3 million.  Net cash used in operating activities by discontinued operations from the spin-off of MGHL were $2.5 million.

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

As a smaller reporting company this information is not required to be provided.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our current management, including our CEO and CAO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based on this evaluation of our disclosure controls and procedures management has concluded that our disclosure controls and procedures were not effective as of September 30, 2020 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding that our disclosure controls and procedures as of September 30, 2020 were not effective, and the material weakness in our internal control over financial reporting as described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Under the supervision and with the participation of our management we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are working to remediate the material weakness as quickly and efficiently as possible. However, we did identify misstatements during the period ended September 30, 2020 related to nonroutine transactions that were corrected before the issuance of our Form 10Q.  The material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that would be probable and those that would be reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at September 30, 2020.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to the repurchase of Class A Common Stock of AC during the three months ended September 30, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions		Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
07/01/20 - 07/31/20	804	$35.94		804	980,804
08/01/20 - 08/31/20	8,607	38.11		8,607	972,197
09/01/20 - 09/30/20	20,326	36.62	(a)	20,326	951,871
Totals	29,737	$37.03		29,737

(a) Post Spin-off of MGHL

Item 6.	(a) Exhibits

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/ Kenneth D. Masiello
Name: Kenneth D. Masiello
Title:   Chief Accounting Officer

Date: November 10, 2020