Form 10-K
period 2020-12-31
Associated Capital Group, Inc.
filed 2021-03-24
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $125,203,285.

As of February 28, 2021, 3,249,309 shares of class A common stock and 18,962,918 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 19,100 and 36,758 shares of class A and class B common stock, respectively. In additional, there are 155,500 Phantom Restricted Stock Awards outstanding as of December 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Associated Capital Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020

Index
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

Definitions

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries through which our operations are actually conducted.

The information provided in response to Item 7. Management Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operation is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

PART 1: OVERVIEW

Giving Back to Society - (Y)our “S” in ESG

AC seeks to be a good corporate citizen in our community through the way we conduct our business activities as well as by other measures such as serving our community, sponsoring local organizations and developing our teammates.

Since our spin-off in 2015, AC has supported over 160 qualified charities that address a broad range of local, national and international concerns. The recipients were identified by our shareholders through AC’s Shareholder-Designated Contribution Program. The 2020 program, approved by our Board in August 2020, allows each shareholder of record at February 28, 2021 to designate a qualified charity to receive a $0.20 per share donation from AC. We expect that the Company’s total contributions for the 2020 program will be approximately $4.0 million bringing cumulative donations to approximately $24.0 million.

Index
ITEM 1:	BUSINESS

Your Business

We are a Delaware corporation, incorporated in 2015, that provides alternative investment management services and operates a direct investment business that invests in new and existing businesses. We derive a significant amount of investment income/(loss) from proprietary investments in funds that we manage.

Alternative Investment Management

We conduct our investment management activities through our wholly-owned subsidiary Gabelli & Company Investment Advisers, Inc. (“GCIA”) and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”). GCIA is an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  GCIA and Gabelli & Partners together serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies and across a range of risk and event arbitrage portfolios. The business earns management and incentive fees from its advisory activities. Management fees are largely based on a percentage of assets under management (“AUM”). Incentive fees are based on the percentage of the investment returns of certain client portfolios.

We manage assets on a discretionary basis and invest in a variety of U.S. and foreign securities. We primarily employ absolute return strategies with the objective of generating positive returns. We serve a wide variety of investors including private wealth management clients, corporations, corporate pension and profit-sharing plans, foundations and endowments, as well as serving as sub-advisor to certain third-party investment funds.

In event merger arbitrage, the goal is to earn absolute positive returns. We introduced our first alternative fund, Gabelli Arbitrage (renamed Gabelli Associates), in February 1985. Our typical investment process involves buying shares of the target at a discount, earning the spread to the deal price when the deal closes, and reinvesting the profits in new deals in a similar manner. By owning a diversified portfolio of deals, we mitigate the adverse impact of deal-specific risks. Since inception in February 1985, we have compounded net annual returns of 7.4%.  As a result, a $10 million investment by a tax free vehicle in this fund at its inception would be worth more than $128 million, as of December 31, 2020. In addition, the value of such an investment would have exhibited significantly less volatility than that of broad equity indices.

An offshore version of the event merger arbitrage strategy was added in 1989. Building on our strengths in global event-driven value investing, several new investment funds have been added to balance investors’ geographic, strategy and sector needs. Today, we manage Investment Partnerships in multiple categories, including event merger arbitrage, event-driven value and other strategies.

Index
Assets Under Management

As of December 31, 2020, we managed approximately $1.35 billion in assets. The following table sets forth AC’s total AUM, including investment funds and separately managed accounts, for the dates shown (in millions):

	December 31,
	2020	2019

Event Merger Arbitrage	$1,126	$1,525
Event-Driven Value (a)	180	132
Other (b)	45	59
Total (c)	$1,351	$1,716

(a)	Excluding event merger arbitrage.
(b)	Includes investment vehicles focused on private equity, merchant banking, non-investment-grade credit and capital structure arbitrage.
(c)	Includes $235 and $259 of proprietary capital, respectively.

Proprietary Capital

The proprietary capital is earmarked for our direct investment business that invests in new and existing businesses, using a variety of techniques and structures.  The direct investment business is developing along three core pillars; Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fund-less” sponsor; the SPAC business (Gabelli special purpose acquisition vehicles), launched in April 2018 when the Company sponsored a €110 million initial public offering of its first special purpose acquisition corporation, the Gabelli Value for Italy S.p.a., which was subsequently liquidated on July 8, 2020 at the apex of the pandemic in Italy. Finally, Gabelli Principal Strategies Group, LLC (“GPS”) was created to pursue strategic operating initiatives.

Index
On September 22, 2020, Associated Capital announced the $175 million initial public offering of its special purpose acquisition corporation (“SPAC”), PMV Consumer Acquisition Corp. (NYSE:PMVC).  PMV Consumer Acquisition Corp. (“PMV”) was created to pursue an initial business combination following the consumer globally with companies having an enterprise valuation in the range of $200 million to $3.5 billion.

We have a proprietary portfolio of cash and investments which we expect to use to invest primarily in funds that we will manage, provide seed capital for new products, including SPACs that we or our affiliates sponsor, expand our geographic presence, develop new markets and pursue strategic acquisitions and alliances.

Morgan Group Holding Co. Spin-Off

On March 16, 2020, the Company announced that its Board of Directors approved the spin-off of Morgan Group Holding Co. (“Morgan Group”) which included our institutional research services business, to AC’s shareholders whereby AC would distribute to its shareholders on a pro rata basis the 50,000,000 shares of Morgan Group that it owned upon close of the spin-off.

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1-for-100 that was effective on June 10, 2020.

On August 5, 2020, the distribution of AC’s 83.3% stake in Morgan Group was completed to shareholders of record as of July 30, 2020.  Based on the distribution ratio, AC shareholders received approximately 0.022356 shares of Morgan Group common stock for each share of AC common stock they held.

The historical financial results of Morgan Group have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through August 5, 2020.

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

Index
Capitalizing on Acquisitions and Alliances - Direct Investments

We intend to leverage our research and investment capabilities by pursuing acquisitions and alliances that will broaden our product offerings and add new sources of distribution. In addition, we may make direct investments in operating businesses using a variety of techniques and structures. For example, on September 22, 2020, Associated Capital announced the $175 million initial public offering of its special purpose acquisition corporation, PMV Consumer Acquisition Corp. (NYSE:PMVC).  PMV Consumer Acquisition Corp. (“PMV”) was created to pursue an initial business combination following the consumer globally with companies having an enterprise valuation in the range of $200 million to $3.5 billion.

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

The market for providing investment management services to institutional and private wealth management clients is also highly competitive. Selection of investment advisors by U.S. institutional investors is often subject to a screening process and to favorable recommendations by investment industry consultants. Many of these investors require their investment advisors to have a successful and sustained performance record, often five years or longer, and focus on one-year and three-year performance records. Currently, we believe that our investment performance record would be attractive to potential new institutional and private wealth management clients. While we have significantly increased our AUM from institutional investors since our founding, no assurance can be given that our efforts to obtain new business will be successful.

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

Index
Regulation

Virtually all aspects of our businesses are subject to federal, state and foreign laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and investors and the financial markets. Under such laws and regulations, agencies that regulate investment advisors have broad powers, including the power to limit, restrict or prohibit such an advisor from carrying on its business in the event that it fails to comply with such laws and regulations. In such an event, the possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, injunctions, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment advisor and other registrations, censures and fines.

Existing U.S. Regulation Overview

AC and certain of its U.S. subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the  United States Department of Labor, and other regulatory bodies. Certain of our U.S. subsidiaries are also subject to anti-terrorist financing, privacy, and anti-money laundering regulations as well as economic sanctions laws and regulations established by these agencies.

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

We derive substantially all of our revenues from investment advisory services under investment management agreements. Under the Advisers Act, our investment management agreements may not be assigned without the client’s consent.

Employee Retirement Income Security Act of 1974 (“ERISA”)

GCIA is subject to ERISA and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving ERISA plan clients. Our failure to comply with these requirements could have a material adverse effect on us.

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

Index
The Patriot Act

The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside of the United States contain some similar provisions. Our failure to comply with these requirements as applicable to us could have a material adverse effect on us.

Laws and Other Issues Relating to Taking Significant Equity Stakes in Companies

Investments by AC, its affiliates, and those made on behalf of their respective advisory clients and Investment Partnerships often represent a significant equity ownership position in an issuer’s equity. This may be due to the fact that AC is deemed to be a member of a “group” that includes GAMCO Investors, Inc. (“GAMCO”), an entity under common control with AC, and, therefore, may be deemed to beneficially own the securities owned by other members of the group under applicable securities regulations. As of December 31, 2020, by virtue of being a member of the group, AC was deemed to hold five percent or more beneficial ownership with respect to 80 equity securities. This activity raises frequent regulatory, legal and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ stockholder rights plans or “poison pills;” various federal and state regulatory limitations, including (i) state gaming laws and regulations, (ii) federal communications laws and regulations; (iii) federal and state public utility laws and regulations, as well as federal proxy rules governing stockholder communications; and (iv) federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

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

Index
Similarly, the European Securities and Markets Authority recently revised its guidelines for exchange-traded and other UCITS funds. These guidelines introduced new collateral management requirements for UCITS funds concerning collateral received in the context of derivatives using Efficient Portfolio Management (“EPM”) techniques (including securities lending) and over-the-counter derivative transactions. We are following the guidelines with respect to our collateral management arrangements applicable to the EPM of the UCITS funds for which GCIA acts as a sub-advisor. The costs of complying with increasing regulation in the EU may negatively impact the net performance of the UCITs fund that GCIA sub advises and therefore may result in decreased remuneration to GCIA for this sub advisory activity.

Markets in Financial Instruments Directive

The EU’s revised Markets in Financial Instruments Directive (“MiFID II”), which was fully implemented in 2018, created specific new rules regarding the use of “soft dollars” to pay for research. A MiFID licensed investment firm that provides portfolio management services or independent investment advisory services to clients may not pay for third-party research with soft dollars generated through client trading activity. Research must be paid for either (i) by the investment firm out of its own resources or (ii) through a separate research payment account for each client to pay for the research. While currently GCIA is not directly subject to MiFID II: (a) GCIA may be invoiced separately by any EU brokers from whom it purchases research in the future; and (b) clients may begin to require that GCIA “unbundle” research payments from commission trading.

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

Clients whose assets we manage in the EU are additionally subject to EU regulations on OTC derivatives which require (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts.

Brexit Impact

Through The European Union (Withdrawal) Act of 2018, GSIL UK remains subject to the requirements of MiFID II as in effect on December 31, 2020 (the “Transition End Date”). MiFID II, sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. MiFID II also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms set out in the Capital Requirements Directive. This directive includes requirements not only on capital, but also governance and remuneration as well. The obligations introduced through these directives have a direct effect on some of our European operations. The Company cannot assure you the extent to which the future amendments to or replacement of MiFID II or other EU regulations will be adopted into UK law and continue to apply to GSIL UK after the Transition End Date.

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

Index
Employees

On March 1, 2021, we had a full-time staff of  25 teammates, of whom  8 served in the portfolio management, research and trading areas, 8 served in the marketing and shareholder servicing areas and 9 served in the finance, legal, operations and administrative areas. We also avail ourselves of services provided by GAMCO in accordance with a transitional services agreement that was entered into with GAMCO as part of the Spin-off.

Status as a Smaller Reporting Company

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K. As a result, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies.” On March 12, 2020 the SEC finalized amendments to the definitions of “accelerated” and “large accelerated filer”. The amendments increase the threshold criteria for meeting these categories and were effective on April 27, 2020 and apply to annual reports due on or after such effective date. Prior to these changes, Associated Capital was designated as a “smaller reporting company” and an “accelerated” filer as we had more than $75 million in public float but less than $700 million at the end of Associated Capital’s most recent second quarter. The rule changed the definition of “accelerated filer” and expands the category of “non-accelerated filer” to include entities with public float of less than $700 million and less than $100 million in annual revenues. Associated Capital meets the new definition of non-accelerated filer while continuing to qualify as a “smaller reporting company”, and will no longer be considered an accelerated filer. The categorization of “accelerated” or “large accelerated filer” determines the requirement for a public company to obtain an auditor attestation of its internal control over financial reporting. Non-accelerated filers also have additional time to file quarterly and annual reports. All public companies are required to obtain and file annual financial statements audits as well as provide management’s assertion on the effectiveness of internal controls over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers like us.

We may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as a smaller reporting company.

We ceased to be an emerging growth company after December 31, 2020.

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

Our offices are owned by a wholly owned subsidiary of AC and are located at 191 Mason Street, Greenwich, CT 06830.  In addition, AC acquired 3 St. James Place, London, UK on March 3, 2020 which is fully leased to GAMCO.

During 2020, AC paid $143,520 to GAMCO pursuant to a sublease based on the percentage of square footage occupied by several AC teammates (including pro rata allocation of common space) at GAMCO’s offices at One Corporate Center, in Rye, NY prior to the relocation to the new headquarters.

Index
ITEM 3:	LEGAL PROCEEDINGS

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated financial condition, operations, or cash flows at December 31, 2020. See also Note L, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Stock, Dividends and Stock Repurchase Program

Shares of our Class A Stock are traded on the New York Stock Exchange under the symbol AC.

As of February 1, 2021, there were 115 and 21 holders of record of the Company’s Class A and Class B common stock, respectively. These figures do not include beneficial holders of Class A shares held in “street” name at various brokerage firms.

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

The following table provides information for our repurchase of our Class A Stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/01/20 - 10/31/20	27,668	$33.93	27,668	924,203
11/01/20 - 11/30/20	5,064	35.25	5,064	919,139
12/01/20 - 12/31/20	26,037	35.69	26,037	893,102
Totals	58,769	$34.82	58,769

We have adopted the 2015 Stock Award and Incentive Plan (the “Equity Compensation Plan”). A maximum of 2.0 million shares of Class A Stock have been reserved for issuance as approved by the Company’s stockholders at the annual meeting of stockholders held on May 3, 2016. The Company withdrew the registration statement covering the issuance of those shares as of December 29, 2017.

Index
During 2018, the Company awarded 172,800 Phantom Restricted Stock Awards (“Phantom RSAs”) under the Equity Compensation Plan.  During 2020, 23,000 Phantom RSA’s were terminated or forfeited by teammates who transferred to Morgan Group Holdings Co.  On December 28, 2020 the Company awarded an additional 66,850 Phantom RSA’s. As of December 31, 2020, 155,500 awarded but unvested Phantom RSAs are outstanding.

The number of shares remaining available for future issuance under equity compensation plans is 1,303,900.

ITEM 6:	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of the year, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, some of which have been approved and have begun to be distributed, the markets have rebounded strongly. The pandemic and resulting economic dislocations did not have a significant adverse impact on our AUM. As a result of this pandemic, the majority of our employees (“teammates”) are working remotely.

However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

The COVID-19 pandemic has had no material impact on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. There has been no material challenge in implementing our business continuity plan. AC paid the premiums for all teammates enrolled in our healthcare plans during May and from July 1 to December 31, 2020.

Financial Highlights

The following is a summary of the Company’s financial performance for the Quarters and Years ended December 31, 2020 and 2019:

($000s except per share data or as noted)

	Fourth Quarter		Full Year
	2020	2019	2020	2019

AUM - end of period (in millions)	$1,351	$1,716	$1,351	$1,716
Average AUM (in millions)	1,286	1,688	1,399	1,621
Net income per share – diluted	$2.29	$0.49	$0.84	$1.74
Book Value Per Share	$40.36	$39.89	$40.36	$39.89

Index
Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service.  In light of the dynamics created by COVID-19 and its impact on the global supply chain and banks, oil, travel and leisure, we could experience higher volatility in short term returns of our funds.

Incentive fees generally consist of an incentive allocation on the absolute gain in a portfolio generally equating to 20% of the economic profit, as defined in the agreements governing the investment vehicle or account. We recognize such revenue only when the measurement period has been completed or at the time of an investor redemption.

Compensation includes variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff. Variable compensation is paid to sales personnel and portfolio management and may represent up to 55% of revenues.

Management fee expense is incentive-based equal to 10% of adjusted aggregate pre-tax profits paid to the Executive Chairman or his designees for his services pursuant to an employment agreement.

Other operating expenses include general and administrative operating costs.

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

Consolidated Statements of Financial Condition

We ended 2020 with approximately $911 million in cash and investments, net of securities sold, not yet purchased of $18 million. This includes $40 million of cash and cash equivalents; $344 million of short-term U.S. Treasury obligations; $232 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a  market value of $49 million; and $295 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $107 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $899 million or $40.36 per share as of December 31, 2020, compared to $896 million or $39.89 per share as of the prior year-end. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2019 was largely attributable to investment income for the year.

Index
Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,
	2020	2019	% Change

Event Merger Arbitrage	$1,126	$1,525	(26.2)
Event-Driven Value	180	132	36.4
Other	45	59	(23.7)
Total (a)	$1,351	$1,716	(21.3)

(a) Includes $235 million and $259 million of proprietary capital, respectively.

Changes in our AUM during 2020 were as follows (dollars in millions):

		Year Ended December 31, 2020
	Beginning	Inflows	Outflows	Investment Return	Ending

Event Merger Arbitrage	$1,525	$212	$(690)	$79	$1,126
Event-Driven Value	132	64	(19)	3	180
Other	59	1	(18)	3	45
Total AUM	$1,716	$277	$(727)	$85	$1,351

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management declined on a net basis by $450 million for the year ended December 31, 2020 (primarily due to the redemption by one institutional client following its merger) offset by $85 million in market appreciation.

Operating Results for the Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Revenues

Total revenues were $19.0 million for the year ended December 31, 2020, $3.2 million lower than total revenues of $22.2 million for the year ended December 31, 2019. Total revenues by type were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Investment advisory and incentive fees	$18,288	$22,148	$(3,860)	(17.4)
Other revenues	695	57	638	1,119.3
Total revenues	$18,983	$22,205	$(3,222)	(14.5)

Investment advisory and incentive fees: We earn advisory fees based on our AUM. Investment advisory fees are directly influenced by the amount of average AUM and the fee rates applicable to various accounts.

Advisory and incentive fees were $18.3 million for 2020 compared to $22.1 million for 2019, a decrease of $3.8 million. This decrease is the result of the lower average AUM over the period.

Index
Incentive fees are directly related to the gains generated for our clients’ accounts. We earn a percentage, usually 20%, of such gains. Incentive fees were $10.5 million in 2020, down $0.7 million from $11.2 million in 2019, due to lower assets under management offset by superior investment performance.

Other revenues: Other revenues were $0.7 million for 2020 compared to $0.1 million for 2019, an increase of $0.6 million due primarily to sublet income of owned properties.

Expenses

Compensation: Compensation, which includes variable compensation, salaries, bonuses and benefits, was $19.4 million for the year ended December 31, 2020, a decrease of $4.4 million from $23.8 million for the year ended December 31, 2019. Fixed compensation expense, which includes salaries, bonuses and benefits, decreased to $9.5 million in 2020 from $10.5 million in 2019. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2020, these variable payouts (based on the investment performance of the products with incentive fees) were $9.9 million, a decrease of $3.4 million from $13.3 million in 2019.

Stock-based compensation, which primarily consists of awards accounted for as liabilities, was ($0.2) million in 2020, a decrease of $1.6 million from $1.4 million recorded in 2019 due to declines in the Company’s share price.

Management fees: Management fee expense is incentive-based and entirely variable compensation equal to 10% of the aggregate adjusted pre-tax profits, which is paid to the Executive Chairman or his designees pursuant to his employment agreement with AC. In 2020 and 2019, AC recorded management fee expense of $3.1 million and $5.7 million, respectively.

Other operating expenses: Our other operating expenses were $8.9 million in 2020 compared to $5.9 million in 2019, an increase of $3.0 million due to primarily higher professional fees of  $1.0 million.

Investment and other non-operating income/(expense), net

Net gain/(loss) from investments: Net gain/(loss) from investments is directly related to the performance of our proprietary portfolio. For the year ended December 31, 2020, net gains from investments were $36.9 million compared to $60.8 million in the prior year primarily due to mark-to-market changes in our investments.

Interest and dividend income: Interest and dividend income decreased to $8.7 million in 2020 from $13.2 million in 2019 due to lower interest rates on money market and US Treasury obligations.

Interest expense: Interest expense remained unchanged at $0.2 million for 2020 and 2019.

Income Taxes

In 2020, we recorded an income tax expense of $9.4 million resulting in an effective tax rate (“ETR”) of 31.4%.  The 2020 ETR is above the standard corporate tax rate of 21% primarily from state income taxes, a valuation allowance on the carryforward of charitable contributions and foreign investments.  In 2019, we recorded an income tax expense of $12.6 million resulting in an ETR of 22.1%.  The 2019 ETR is above the standard corporate tax rate of 21% primarily due to state income taxes and a valuation allowance on carryforward of charitable contributions. In addition, the Company recorded a valuation allowance of $1.8 million and $1.4 million against deferred tax assets attributable to charitable contribution carryovers as of December 31, 2020 and 2019, respectively.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.0 million in 2020 compared to $3.5 million in 2019. The decrease of $2.5 million was driven primarily by decreased earnings from a UK Partnership.

Index
Net Income/(Loss)

Net income for the year ended December 31, 2020 was $18.8 million compared to net income of $39.2 million for the prior year. The change was primarily driven by lower gains on our investment portfolio primarily driven by the COVID-19 pandemic.

Liquidity and Capital Resources

Our principal assets consist of cash and cash equivalents; short-term treasury securities; marketable securities, primarily equities, including 2.8 million shares of GAMCO; and interests in affiliated and third-party funds and partnerships. Although Investment Partnerships may be subject to restrictions as to the timing of distributions, the underlying investments of such Investment Partnerships are generally liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows (in thousands):

	Year ended December 31,
	2020	2019
Cash flows provided by (used in) from continuing operations:
Operating activities	$(279,483)	$(41,964)
Investing activities	(174,072)	(5,058)
Financing activities	150,949	(11,584)
Net decrease from continuing operations	(302,606)	(58,606)
Cash flows provided by (used in) discontinued operations:
Operating activities	114	(2,370)
Net decrese in cash and cash equivalents	(302,492)	(60,976)
Cash and cash equivalents at beginning of period	342,001	402,977
Cash and cash equivalents at end of period	$39,509	$342,001

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At December 31, 2020, we had cash and cash equivalents of $39.5 million, investments in U.S. Treasury Bills of $344.4 and $527.0 million of investments net of securities sold, not yet purchased of $17.6 million. Included in cash and cash equivalents are $7.2 million and $13.1 million as of December 31, 2020 and 2019, respectively, which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities from continuing operations was $279.5 million in 2020 due to $295.8 million increases in trading securities, including $315.4 million of net purchases of U.S. Treasury Bills, $10.7 of net income adjusted for noncash items, primarily unrealized gains on securities and equity in net gains from partnerships, net distributions from Investment Partnerships of $31.0 million and increases in net receivables/payables of $4.0 million.

Net cash used in operating activities from continuing operations was $42.0 million in 2019. Our net income adjusted for noncash items, primarily unrealized gains on securities and deferred income taxes was $5.4 million, net contributions to Investment Partnerships of $16.5 million along with a decrease in net receivables/payables of $14.6 million. This was more than offset by increases in investments in trading securities of $45.4 million.

Net cash used in investing activities from continuing operations was $174.1 million in 2020 due to the investment of cash in a trust account by the PMV SPAC of $175 million, the purchase of our building in London for $11.1 million and purchases of securities of $2.7 million partially offset by proceeds from sales of securities of $13.1 million and return of capital on securities of $1.6 million.

Index
Net cash used in investing activities from continuing operations was $5.1 million in 2019 due to the purchase of our building in Greenwich, CT for $6.5 million and purchases of securities of $5.0 million partially offset by proceeds from sales of securities of $4.9 million, return of capital on securities of $0.9 million, and cash received in acquisition of Morgan Group $0.6 million.

Net cash provided by financing activities from continuing operations was $150.9 million resulting from contributions from redeemable non-controlling interests of $162.6 million primarily related to contributions to PMV SPAC and nonredeemable non-controlling interests of $2.4 million reduced by dividends paid of $6.7 million and stock buyback payments of $7.4 million.  Cash provided by discontinued operations from the spin-off of Morgan Group was $0.1 million.

Net cash used in financing activities from continuing operations was $11.5 million in 2019 largely resulting from dividends paid of $4.5 million, share repurchases of $4.1 million and redemptions to consolidated funds of $2.9 million. Cash used by discontinued operations from the spin-off of Morgan Group was $2.4 million.

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

The Company’s revenues are derived primarily from investment advisory and incentive fees.

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

Management determines the appropriate classification of securities at the time of purchase. Debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. The Company has investments in debt securities accounted for as trading and also investments in U.S Treasury Bills held in trust by PMV which are accounted for as held to maturity.

Index
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

See Note E, Investment Partnerships and Other Entities in the consolidated financial statements for additional information.

Index
Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various managed funds. We also have investments in unaffiliated partnerships, offshore funds and other entities (collectively, “investments in partnerships and affiliates”).  The Company accounts for its investments in partnerships and affiliates under the equity method.  Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value and included in investments in partnerships.  Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as net gain/(loss) from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when paid, and withdrawals and distributions are recorded as reductions of the investments when received. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

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

Recent Accounting Developments

See Note B, Significant Accounting Policies – Recent Accounting Developments, in the consolidated financial statements.

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

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

Index
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	23

Consolidated Financial Statements:
Consolidated Statements of Income for the years ended December 31, 2020 and 2019	24
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019	25
Consolidated Statements of Financial Condition at December 31, 2020 and 2019	26
Consolidated Statements of Equity for the years ended December 31, 2020 and 2019	27-28
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019	29
Notes to Consolidated Financial Statements	31

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Associated Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Associated Capital Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 23, 2021
We have served as the Company’s auditor since 2015.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenues
Investment advisory and incentive fees	$18,288	$22,148
Other revenues	695	57
Total revenues	18,983	22,205
Expenses
Compensation	19,436	23,810
Management fee	3,101	5,713
Other operating expenses	8,915	5,942
Total expenses	31,452	35,465
Operating loss	(12,469)	(13,260)
Other income/(expense)
Net gain from investments	36,864	60,766
Interest and dividend income	8,675	13,214
Interest expense	(180)	(216)
Shareholder-designated contribution	(3,007)	(3,281)
Total other income, net	42,352	70,483
Income before income taxes	29,883	57,223
Income tax expense	9,374	12,627
Income from continuing operations, net of taxes	20,509	44,596
Income/(loss) from discontinued operations, net of taxes	(632)	(1,890)
Income before noncontrolling interests	19,877	42,706
Income attributable to noncontrolling interests	1,061	3,518
Net income attributable to Associated Capital Group, Inc.’s shareholders	$18,816	$39,188

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic - Continuing operations	$0.87	$1.82
Basic - Discontinued operations	(0.03)	(0.08)
Basic - Total	$0.84	$1.74

Diluted - Continuing operations	$0.87	$1.82
Diluted - Discontinued operations	(0.03)	(0.08)
Diluted - Total	$0.84	$1.74

Weighted average shares outstanding:
Basic	22,369	22,534
Diluted	22,369	22,534

Actual shares outstanding	22,274	22,475

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2020	2019

Net income before non-controlling interests	$19,877	$42,706
Less: Comprehensive income/(loss) attributable to noncontrolling interests	1,061	3,518

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$18,816	$39,188

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS

Cash and cash equivalents	$39,509	$342,001
Investments in U.S. Treasury Bills	344,453	29,037
Investments in equity securities (Including GBL stock with a value of $48.9 million and $57.2 million, respectively)	249,887	271,320
Investments in affiliated registered investment companies	170,605	159,311
Investments in partnerships	123,994	145,372
Receivable from brokers	24,677	23,141
Investment advisory fees receivable	7,346	9,582
Receivable from affiliates	4,743	4,338
Deferred tax assets, net	2,207	1,820
Goodwill	3,519	3,519
Other assets	28,565	13,328
Investments in U.S. Treasury Bills held in trust	175,040	-
Assets of discontinued operations	-	8,137
Total assets	$1,174,545	$1,010,906

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$6,496	$14,889
Income taxes payable, net	9,746	3,622
Compensation payable	18,567	19,536
Securities sold, not yet purchased	17,571	16,419
Payable to affiliates	2,188	483
Accrued expenses and other liabilities	5,635	6,037
Deferred underwriting fee payable	6,125
Liabilities of discontinued operations (including payable to affiliates $986)	-	2,100
Total liabilities	66,328	63,086

Redeemable noncontrolling interests	206,828	50,385

Commitments and contingencies (Note L)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 and 6,569,254 shares issued, respectively; 3,311,127 and 3,452,381 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,918 and 19,022,918 shares outstanding, respectively	19	19
Additional paid-in capital	999,047	1,003,450
Retained earnings/(Accumulated Deficit)	13,649	(701)
Treasury stock, at cost (3,318,127 and 3,116,873 shares, respectively)	(113,783)	(106,342)
Total Associated Capital Group, Inc. equity	898,938	896,432
Noncontrolling interests (from discontinued operations in 2019)	2,451	1,003
Total equity	901,389	897,435
Total liabilities and equity	$1,174,545	$1,010,906

As of December 31, 2020 and 2019, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”). See Footnote E.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share data)
For the three months ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings/ (Accumulated Deficit)	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$896,432	$1,003	$897,435	$50,385
Redemptions of noncontrolling interests	-	-	-	-	-	-		(531)
Net income/(loss)	-	(73,355)	-	-	(73,355)	(52)	(73,407)	(3,945)
Purchase of treasury stock	-	-	-	(3,225)	(3,225)	-	(3,225)	-
Balance at March 31, 2020	$25	$(74,056)	$1,003,450	$(109,567)	$819,852	$951	$820,803	$45,909
Redemptions of noncontrolling interests	-	-	-	-	-	-		(1,167)
Net income/(loss)	-	35,237	-	-	35,237	(48)	35,189	2,436
Dividends declared ($0.10 per share)	-	(2,237)	-	-	(2,237)	-	(2,237)	-
Purchase of treasury stock	-	-	-	(1,068)	(1,068)	-	(1,068)	-
Balance at June 30, 2020	$25	$(41,056)	$1,003,450	$(110,635)	$851,784	$903	$852,687	$47,178
Contributions from noncontrolling interests	-	-	-	-	-	-		156,049
Spin-off of MGHL	-	-	(4,403)	-	(4,403)	(903)	(5,306)	-
PMV Sponsor members’ interest	-	-	-	-	-	2,072	2,072
Net income/(loss)	-	5,815	-	-	5,815	-	5,815	937
Purchase of treasury stock	-	-	-	(1,101)	(1,101)	-	(1,101)	-
Balance at September 30, 2020	$25	$(35,241)	$999,047	$(111,736)	$852,095	$2,072	$854,167	$204,164
Contributions from noncontrolling interests	-	-	-	-	-	-		1,031
PMV Sponsor members’ interest	-	-	-	-	-	379	379
Net income/(loss)	-	51,120	-	-	51,120	-	51,120	1,633
Dividends declared ($0.10 per share)	-	(2,230)	-	-	(2,230)	-	(2,230)	-
Purchase of treasury stock	-	-	-	(2,047)	(2,047)	-	(2,047)	-
Balance at December 31, 2020	$25	$13,649	$999,047	$(113,783)	$898,938	$2,451	$901,389	$206,828

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share data)
For the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019

	Associated Capital Group, Inc. shareholders
	Common Stock	Accumulated Deficit	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$25	$(39,889)	$1,008,319	$(102,207)	$866,248	$-	$866,248	$49,800
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(526)
Net income/(loss)	-	23,147	-	-	23,147	-	23,147	1,507
Purchase of treasury stock	-	-	-	(391)	(391)	-	(391)	-
Balance at March 31, 2019	$25	$(16,742)	$1,008,319	$(102,598)	$889,004	$-	$889,004	$50,781
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(2,197)
Net income/(loss)	-	(932)	-	-	(932)	-	(932)	1,084
Dividends declared ($0.10 per share)	-	-	(2,254)	-	(2,254)	-	(2,254)	-
Purchase of treasury stock	-	-	-	(1,630)	(1,630)	-	(1,630)	-
Balance at June 30, 2019	$25	$(17,674)	$1,006,065	$(104,228)	$884,188	$-	$884,188	$49,668
Contributions to noncontrolling interests	-	-	-	-	-	-	-	390
Net income/(loss)	-	5,951	-	-	5,951	-	5,951	(359)
Purchase of treasury stock	-	-	-	(1,342)	(1,342)	-	(1,342)	-
Balance at September 30, 2019	$25	$(11,723)	$1,006,065	$(105,570)	$888,797	$-	$888,797	$49,699
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(676)
Net income/(loss)	-	11,022	-	-	11,022	-	11,022	1,362
Morgan merger	-	-	(367)	-	(367)	1,003	636
Dividends declared ($0.10 per share)	-	-	(2,248)	-	(2,248)	-	(2,248)	-
Purchase of treasury stock	-	-	-	(772)	(772)	-	(772)	-
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$896,432	$1,003	$897,435	$50,385

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net income/(loss)	$19,877	$42,706
Less: (Loss) from discontinued operations, net of taxes	(632)	(1,890)
Income from continuing operations	20,509	44,596
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains) from partnerships	(15,000)	(10,173)
Depreciation and amortization	52	19
Deferred income taxes	(209)	7,090
Donated securities	891	2,152
Unrealized (gains)/losses on securities	(20,213)	(38,367)
Realized losses on sales of securities	3,299	56
(Increase)/decrease in assets:
Investments in trading securities	(295,795)	(45,439)
Investments in partnerships:
Contributions to partnerships	(4,829)	(28,071)
Distributions from partnerships	35,847	11,603
Receivable from affiliates	(405)	(3,049)
Receivable from brokers	(1,535)	1,093
Investment advisory fees receivable	2,236	(5,188)
Income taxes receivable	(177)	-
Other assets	(4,206)	3,662
Increase/(decrease) in liabilities:
Payable to affiliates	1,705	(799)
Payable to brokers	(8,393)	9,378
Income taxes payable and deferred tax liabilities, net	6,176	204
Compensation payable	(970)	9,589
Accrued expenses and other liabilities	1,534	(320)
Total adjustments	(299,992)	(86,560)
Net cash provided by/(used in) operating activities	(279,483)	(41,964)

Investing activities
Purchases of securities	(2,749)	(4,989)
Proceeds from sales of securities	13,115	4,928
Return of capital on securities	1,646	932
Purchase of building	(11,084)	(6,518)
Investment in government securities held in trust account	(175,000)	589
Net cash provided by/(used in) investing activities	$(174,072)	$(5,058)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued) (Dollars in thousands)

	Year Ended December 31,
	2020	2019
Financing activities
Contributions from redeemable noncontrolling interests	$162,655	$-
Redemptions of redeemable noncontrolling interests	-	(2,934)
Dividends paid	(6,716)	(4,513)
Purchase of treasury stock	(7,441)	(4,135)
Contributions from nonredeemable noncontrolling interests	2,451	-
Proceeds from promissory note from Executive Chairman	-	2,124
Repayment of promissory note to Executive Chairman	-	(2,126)
Net cash provided by (used in) financing activities	150,949	(11,584)
Cash flows of discontinued operations
Net cash provided by (used in) operating activities	114	(2,370)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(302,492)	(60,976)
Cash, cash equivalents and restricted cash at beginning of period	342,001	402,977
Cash, cash equivalents and restricted cash at end of period	$39,509	$342,001

Supplemental disclosures of cash flow information:
Cash paid for interest	$177	$196
Cash paid/(received) for taxes	$2,000	$4,700

Non-cash activity:
- On September 21, 2020 a deferred underwriting fee of $6.1 million was recorded.
- On December 30, 2020 equity securities in the amount of $4.2 million were distributed from investments in partnerships to investments in equity securities.

See accompanying notes.

Index
A. Organization

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

We are a Delaware corporation that provides alternative investment management, and we derive investment income/(loss) from proprietary investment of cash and other assets in our operating business.

GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The businesses earn management and incentive fees from their advisory activities. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

We may make direct investments in operating business using a variety of techniques and structures.  For example, in April 2018, the Company sponsored a €110 million initial public offering of its first special purpose acquisition corporation, the Gabelli Value for Italy S.p.a., an Italian company listed on the London Stock Exchange’s Borsa Italiana AIM segment under the symbol “VALU”.  VALU was created to acquire a small-to medium-sized Italian franchise business with the potential for international expansion, particularly in the United States. Gabelli Value for Italy S.p.a was subsequently liquidated on July 8, 2020 at the apex of the pandemic in Italy.

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

The Sponsor and PMV have been consolidated in the financial statements of AC beginning in September 2020 because AC has a controlling financial interest in these entities.  This resulted in the consolidation $177.3 million of assets, $6.3 million of liabilities, $166.0 million of redeemable noncontrolling interests, $2.4 million of noncontrolling interests relating to PMV and the Sponsor as of December 31, 2020.  In addition, there are several other entities that are consolidated within the financial statements. The details on the impact of consolidating these entities on the consolidated financial statements can be seen in Note E. Investment Partnerships and Other Entities.

See Note E for a further discussion of PMV Consumer Acquisition Corp. as well as its registration statement and Form 10K as of December 31, 2020 both located on the U.S. Securities and Exchange Commission website https://www.sec.gov/edgar/searchedgar/companysearch.html under the symbol PMVC.

AC Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

Index
As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company currently holds 2,756,876 shares as of December 31, 2020.

Morgan Group Spin-off

On October 31, 2019, the Company closed on a transaction whereby Morgan Group Holding Co., (“Morgan Group”) a company that trades in the over the counter market under the symbol “MGHL” and under common control of AC’s majority shareholder, acquired all of the Company’s interest in G.research for 50,000,000 shares of Morgan Group common stock.  In addition, immediately prior to the closing 5.15 million Morgan Group shares were issued under a private placement for $515,000.  Subsequent to the transaction and private placement, the Company had an 83.3% ownership interest in Morgan Group.  The transaction was accounted for pursuant to ASC 805-50, Transactions Between Entities Under Common Control.  A common-control transaction is similar to a business combination because there is no change in control over the entity by the parent.  For transactions between entities under common control, there is no change in basis in the net assets received and therefore they are recorded at their historical cost.

On March 16, 2020, the Company announced that its Board of Directors approved the spin-off of Morgan Group to AC’s shareholders in which AC would distribute to its shareholders on a pro rata basis the 50,000,000 shares of Morgan Group that it owns.

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1‑for‑100 that was effective on June 10, 2020.

Associated Capital held 83.3% of the outstanding shares of Morgan Group through August 5, 2020.

On August 5, 2020, Morgan Group shares held by the Company were distributed to the Company's shareholders of record as of July 30, 2020.  Based on the distribution ratio, AC stockholders of record received approximately 0.022356 shares of Morgan Group common stock for each share of AC common stock held.

The historical financial results of Morgan Group have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through August 5, 2020.

B. Significant Accounting Policies

Consolidated Financial Statements

All material intercompany transactions and balances have been eliminated. Subsidiaries are fully consolidated from the date the Company obtains control and continue to be consolidated until the date that such control ceases. The Company’s principal market is in the United States.

Certain prior year amounts have been conformed to the current year presentation including the presentation of “Noncontrolling Interests” in the consolidated statement of equity and the presentation of “Unrealized (gains)/losses on securities” within the operating section of the consolidated statement of cash flows. The amount of gains from investments and dividends with respect to funds advised by affiliates for the year ended December 31, 2019 was previously reported at an incorrect amount of $38.7 million. The disclosure in Note I was corrected to reflect the actual amount of $20.1 million.

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

Index
Investments in Securities

Securities owned are recorded at fair value in the statements of financial condition with any unrealized gains or losses reported in current period earnings in gain/(loss) from investments, net on the consolidated statements of income. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in gain/(loss) from investments, net on the consolidated statements of income.

Management determines the appropriate classification of debt securities at the time of purchase.  Debt securities with maturities of greater than three months at the time of purchase are considered investments in debt securities.  A majority of our investments in debt securities are accounted for as trading securities, except for the investment in U.S. Treasury Bills held in trust by PMV, which are accounted for as held to maturity.

Investments in securities are reflected in U.S. Treasury Bills, investments in equity securities, investments in affiliated registered investment companies and investments U.S. Treasury Bills held in trust.

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

Fair Value of Financial Instruments

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the guidance on fair value measurement. The levels of the fair value hierarchy and their applicability to the Company are described below:

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

Investment in U.S. Treasury Bills held in trust account

At December 31, 2020, debt securities of our consolidated SPAC, PMV, are held in a trust account and consist of U.S. Treasury Bills accounted for as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Receivables from Affiliates and Payables to Affiliates

Receivables from affiliates consist primarily of sub-advisory fees due from Gabelli Funds, LLC, a subsidiary of GAMCO. Payables to affiliates primarily consist of expenses paid by affiliates on behalf of the Company pursuant to a transitional services agreement with GAMCO entered into in connection with the AC Spin-off.

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

Index
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

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%. Refer to Non-controlling Interests below for additional information.

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

The Company accounts for its investments in partnerships and affiliates under the equity method.  Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value and are included in investments in partnerships.  Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded as net gain/(loss) from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when paid, and withdrawals and distributions are recorded as reductions of the investments when received. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

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

Index
Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees.

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

See Note C, Revenue, for additional information.

Depreciation

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives of four to thirty-nine years and are included in other assets on the consolidated statements of financial condition.

Fixed assets as of December 31, 2020 and 2019 consisted of the following:

	2020	2019

Buildings	$17,727	$6,518
Equipment	186	219
Total	17,913	6,737
Less: accumulated depreciation	(383)	(107)
Net book value	$17,530	$6,630

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

Index
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

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the sum of the fair value assigned to assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually on November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill as of November 30, 2020 and 2019, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required. As such, no impairment was recorded during 2020 or 2019.

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

Index
Noncontrolling Interests

Noncontrolling interests in Investment Partnerships or other entities that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of the consolidated statements of financial condition between liabilities and equity.  Noncontrolling interests in other entities that are not redeemable at the option of the holder are classified as such as a separate component of shareholder’s equity.

Redeemable noncontrolling Interests-PMV

The Company accounts for the common stock held by noncontrolling interest holders of our consolidated SPAC, PMV, as subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified in the mezzanine section of the consolidated statements of financial condition between liabilities and equity and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. PMVs common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock held by noncontrolling interest holders is presented at redemption value in redeemable noncontrolling interests, outside of the stockholders’ equity section of the Company’s balance sheet.

For the years ended December 31, 2020 and 2019, net income/(loss) attributable to noncontrolling interests on the consolidated statements of income represents the share of net income/(loss) attributable to third-party investors in consolidated funds.

Offering Costs

Offering costs incurred by the initial public offering of PMV consist of legal, accounting, underwriting fees and other costs.  Offering costs amounting to $9,957,390, including deferred underwriting fees of $6,125,000, net of a $175,000 credit paid by the underwriter, were charged against equity of PMV upon the completion of the initial public offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivable from brokers. The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government. Receivables from brokers and financial institutions can exceed the federally insured limit. The concentration of credit risk with respect to advisory fees and incentive fees, which are included in investment advisory fees receivable and receivables from affiliates on the consolidated statements of financial condition, is generally limited due to the short payment terms extended to clients by the Company. All investments in securities are held at third party brokers or custodians.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds certain disclosure requirements and modifies or eliminates requirements under current GAAP. This ASU was effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company has early adopted the eliminated and modified disclosure requirements effective January 1, 2019.

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

Our advisory fee revenues are influenced by both the amount of AUM and the investment performance of our products. An overall decline in the prices of securities may cause our advisory fees to decline by either causing the value of our AUM to decrease or causing our clients to withdraw funds in favor of investments they perceive to offer greater opportunity or lower risk. Similarly, success in the investment management business is dependent on investment performance as well as distribution and client services. Good performance can stimulate sales of our investment products and tends to keep withdrawals and redemptions low, which generates higher asset-based management fees. Conversely, poor performance, both in absolute terms and/or relative to peers and industry benchmarks, tends to result in decreased sales, increased withdrawals and redemptions and in the loss of clients, with corresponding decreases in revenues to us.

Total revenues by type were as follows for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Revenues
Investment advisory and incentive fees
Asset-based advisory fees	$5,415	$7,022
Performance-based advisory fees	5,706	7,501
Sub-advisory fees	7,167	7,625
	18,288	22,148

Other
Miscellaneous	695	57
	695	57

Total	$18,983	$22,205

Index
D.  Investments in Securities

Investments in securities at December 31, 2020 and 2019 consisted of the following (in thousands):

	2020		2019
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$344,367	$344,453	$28,428	$29,037
Equity Securities:
Common stocks	239,240	237,377	271,627	262,562
Mutual funds	546	1,294	1,207	2,196
Other investments	8,806	11,216	7,847	6,562
Total investments in securities	592,959	594,340	309,109	300,357

Securities sold, not yet purchased at December 31, 2020 and 2019 consisted of the following (in thousands):

	2020		2019
	Proceeds	Fair Value	Proceeds	Fair Value
Equity securities:
Common stocks	$14,369	$16,090	$13,863	$16,300
Other investments	1,209	1,481	13	119
Total securities sold, not yet purchased	$15,578	$17,571	$13,876	$16,419

Investments in affiliated registered investment companies at December 31, 2020 and 2019 consisted of the following (in thousands):

	2020		2019
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$76,462	$106,719	$75,646	$99,834
Mutual funds	48,395	63,886	48,348	59,477
Total investments in affiliated registered investment companies	$124,857	$170,605	$123,994	$159,311

The Company recognizes all equity derivatives as either assets or liabilities measured at fair value and includes them in either investment in securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company and/or consolidated funds will enter into hedging transactions to manage their exposure to foreign currencies and equity prices related to their proprietary investments. At December 31, 2020 and December 31, 2019 we held derivative contracts on 1.8 million and 3.4 million equity shares, respectively, that are included in investments in securities or securities sold, not yet purchased on the consolidated statements of financial condition as shown in the table below. We had two foreign exchange contracts outstanding at December 31, 2019. Except for the foreign exchange contracts entered into by the Company, these transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain/(loss) from investments on the consolidated statements of income and included in investments in securities, securities sold, not yet purchased, or receivable from or payable to brokers on the consolidated statements of financial condition.  No foreign exchange contracts were outstanding at December 31, 2020.

Index
The following table identifies the fair values of all derivatives and foreign currency positions held by the Company (in thousands):

	Asset Derivatives			Liability Derivatives
	Statement of	Fair Value		Statement of	Fair Value
	Financial Condition Location	December 31, 2020	December 31, 2019	Financial Condition Location	December 31, 2020	December 31, 2019
Derivatives designated as hedging
instruments under FASB ASC 815-20
Foreign exchange contracts	Receivable from brokers	$-	$23	Payable to brokers	$-	$-

Derivatives not designated as hedging
instruments under FASB ASC 815-20
Equity contracts	Investments in			Securities sold,
	securities	$621	$291	not yet purchased	$938	$119

Total derivatives		$621	$314		$938	$119

The following table identifies gains and losses of all derivatives and foreign currency positions held by the Company (in thousands):

		Year ended December 31,
Type of Derivative	Income Statement Location	2020	2019

Foreign exchange contracts	Net gain/(loss) from investments	$(51)	$128
Equity contracts	Net gain/(loss) from investments	(336)	(1,951)

Total		$(387)	$(1,823)

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

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets Presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Recognized Assets	Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Swaps:	(In thousands)
December 31, 2020	$621	$-	$621	$(938)	$-	$(317)
December 31, 2019	291	-	291	(119)	-	172

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities Presented	Gross Amounts Not Offset in the Statements of Financial Condition
	Recognized Liabilities	Statements of Financial Condition	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Swaps:	(In thousands)
December 31, 2020	$938	$-	$938	$(938)	$-	$-
December 31, 2019	119	-	119	(119)	-	-

Index
E.  Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $24.9 million and $20.5 million at December 31, 2020 and 2019, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on consolidated statements of financial condition. This caption includes investments in Affiliated Entities and Unaffiliated Entities which the Company accounts for under the equity method of accounting. The company had investments in Affiliated Entities totaling $99.1 million and $124.8 million at December 31, 2020 and 2019 respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the consolidated statements of income.

The summarized financial information of the Company’s equity method investments as of and for the years ended December 31, 2020 and 2019 are as follows (in millions):

	December 31, 2020	December 31, 2019

Total assets	$1,653	$1,607
Total liabilities	326	246
Total equity	1,327	1,361

	For the year
	2020	2019
Net income/(loss)	64	43

Capital may generally be redeemed from Affiliated Entities on a monthly basis upon adequate notice as determined in the sole discretion of each entity’s investment manager. Capital invested in Unaffiliated Entities may generally be redeemed at various intervals ranging from monthly to annually upon notice of 30 to 95 days. Certain Unaffiliated Entities and Affiliated Entities may require a minimum investment period before capital can be voluntarily redeemed (a “Lockup Period”). No investment in an Unaffiliated Entity has an unexpired Lockup Period. The Company has no outstanding capital commitments to any Affiliated or Unaffiliated Entity.

PMV Consumer Acquisition Corp.

The Company has determined that PMV is a voting interest entity (VOE) and since the Sponsor has substantive control of PMV due to its ability to control the board of directors of PMV, the Sponsor consolidates the assets and liabilities of PMV and the results of its operations.  The Company invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment.  The Sponsor is managed by Company executives. The Company has determined that the Sponsor is a variable interest entity (VIE) and that the Company is the primary beneficiary and therefore consolidates the assets and liabilities and results of operations of the Sponsor which includes PMV.  However, neither AC nor PMV have a right to the benefits from nor does it bear the risks associated with the U.S Treasury Bills held in trust assets held by PMV. Further, if the Company were to liquidate, the U.S. Treasury Bills held in trust assets would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors.

The registration statement for the PMV initial public offering was declared effective on September 21, 2020. On September 24, 2020, PMV consummated the initial public offering of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units Sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000.

Index
Simultaneously with the closing of the initial public offering, PMV consummated the sale of 6,150,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Sponsor, generating gross proceeds of $6,150,000.

AC invested $10 million in the Class A shares in PMV and the Sponsor invested $6.1 million in Private Warrants.

Following the closing of the initial public offering on September 24, 2020, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States, which will only be invested in U.S. U.S. Treasury Bills.

PMV will have until September 24, 2022 to complete a business combination. If PMV is unable to complete a business combination by September 24, 2022, PMV will cease all operations except for the purpose of winding up, and as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a business combination within the required time period, subject to the terms of the underwriting agreement.

Index
The following table reflects the net impact of the consolidated entities on the consolidated statements of financial condition (in thousands):

	December 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$32,347	$7,162	$39,509
Investments in U.S. Treasury Bills	334,954	9,499	344,453
Investments in securities (including GBL stock)	167,317	82,570	249,887
Investments in affiliated investment companies	221,318	(50,713)	170,605
Investments in partnerships	146,162	(22,168)	123,994
Receivable from brokers	6,662	18,015	24,677
Investment advisory fees receivable	7,400	(54)	7,346
Other assets (1)	31,647	7,387	39,034
Investments in U.S. Treasury Bills held in trust	-	175,040	175,040
Total assets	$947,807	$226,738	$1,174,545
Liabilities and equity
Securities sold, not yet purchased	$9,514	$8,057	$17,571
Accrued expenses and other liabilities (1)	36,904	11,853	48,757
Redeemable noncontrolling interests	-	206,828	206,828
Total equity	901,389	-	901,389
Total liabilities and equity	$947,807	$226,738	$1,174,545

	December 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$328,834	$13,167	$342,001
Investments in U.S. Treasury Bills	25,050	3,987	29,037
Investments in securities (including GBL stock)	157,623	113,697	271,320
Investments in affiliated investment companies	211,024	(51,713)	159,311
Investments in partnerships	167,781	(22,409)	145,372
Receivable from brokers	6,750	16,391	23,141
Investment advisory fees receivable	9,604	(22)	9,582
Other assets (1)	22,976	29	23,005
Assets of discontinued operations	8,137		8,137
Total assets	$937,779	$73,127	$1,010,906
Liabilities and equity
Securities sold, not yet purchased	$4,625	$11,794	$16,419
Accrued expenses and other liabilities (1)	33,618	10,949	44,567
Liabilities of discontinued operations	2,100		2,100
Redeemable noncontrolling interests	1	50,384	50,385
Total equity	897,435	-	897,435
Total liabilities and equity	$937,779	$73,127	$1,010,906

(1) Represents the summation of multiple captions from the consolidated statement of financial condition

Index
The following table reflects the net impact of the consolidated entities on the consolidated statements of income (in thousands):

	Year Ended December 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$19,473	$(490)	$18,983
Total expenses	28,652	2,800	31,452
Operating loss	(9,179)	(3,290)	(12,469)
Total other income, net	38,033	4,319	42,352
Income before income taxes	28,854	1,029	29,883
Income tax expense/(benefit)	9,426	(52)	9,374
Income from continuing operations, net of taxes	19,428	1,081	20,509
Loss from discontinued operations, net of taxes	(632)	-	(632)
Income before noncontrolling interests	18,796	1,081	19,877
Income/(loss) attributable to noncontrolling interests	(20)	1,081	1,061
Net income	$18,816	$-	$18,816

	Year Ended December 31, 2019
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$23,761	$(1,556)	$22,205
Total expenses	34,140	1,325	35,465
Operating loss	(10,379)	(2,881)	(13,260)
Total other income, net	64,084	6,399	70,483
Income before income taxes	53,705	3,518	57,223
Income tax expense	12,627	-	12,627
Income from continuing operations, net of taxes	41,078	3,518	44,596
Loss from discontinued operations, net of taxes	(1,890)	-	(1,890)
Income before noncontrolling interests	39,188	3,518	42,706
Income attributable to noncontrolling interests	-	3,518	3,518
Net income	$39,188	$-	$39,188

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

Index
The following table presents the balances related to VIEs that are consolidated and included on the consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	December 31, 2020	December 31, 2019

Cash and cash equivalents	$1,925	$2,224
Investments in securities (1)	20,739	18,454
Receivable from brokers	2,784	2,601
Investments in partnerships and affiliates	376	8,363
Other assets	7,105	-
Accrued expenses and other liabilities	(138)	(329)
Nonredeemable noncontrolling interests	(2,451)	-
Redeemable noncontrolling interests	(12,661)	(9,592)
AC Group’s net interests in consolidated VIEs	$17,679	$21,721

(1) In 2020, includes $6.15 million in private placement warrants eliminated in consolidation with PMV

Voting Interest Entities

The following table presents the balances related to PMV and another investment partnership that are consolidated as VOE’s and included on the consolidated statements of financial condition as well as the Company’s net interest in these VOE’s (in thousands):

	December 31, 2020	December 31, 2019

Cash and cash equivalents	$5,558	$10,943
Investments in securities	93,780	99,231
Receivable from brokers	15,230	13,790
Investments in debt securities held in trust	175,040	-
Other assets	322	28
Securities sold, not yet purchased	(8,057)	(11,794)
Accrued expenses and other liabilities	(11,840)	(10,665)
Redeemable noncontrolling interests	(194,167)	(40,792)
AC Group’s net interests in consolidated VOEs	$75,866	$60,741

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

Index
F.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (in thousands):

	December 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$34,010	$-	$-	$34,010
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	344,453	-	-	344,453
Common stocks	231,901	5,440	36	237,377
Mutual funds	1,294	-	-	1,294
Other	6,133	621	4,462	11,216
Total investments in securities	583,781	6,061	4,498	594,340
Investments in affiliated registered investment companies:
Closed-end funds	104,719	-	2,000	106,719
Mutual funds	63,886	-	-	63,886
Total investments in affiliated
registered investment companies	168,605	-	2,000	170,605
Total investments held at fair value	752,386	6,061	6,498	764,945
Total assets at fair value	$786,396	$6,061	$6,498	$798,955
Liabilities
Common stocks	$16,090	$-	$-	$16,090
Other	543	938	-	1,481
Securities sold, not yet purchased	$16,633	$938	$-	$17,571

	December 31, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$343,428	$-	$-	$343,428
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	29,037	-	-	29,037
Common stocks	257,520	4,444	89	262,053
Mutual funds	2,196	-	-	2,196
Other	2,428	509	4,134	7,071
Total investments in securities	291,181	4,953	4,223	300,357
Investments in affiliated registered investment companies:
Closed-end funds	99,834	-	-	99,834
Mutual funds	59,477	-	-	59,477
Total investments in affiliated
registered investment companies	159,311	-	-	159,311
Total investments held at fair value	450,492	4,953	4,223	459,668
Total assets at fair value	$793,920	$4,953	$4,223	$803,096
Liabilities
Common stocks	$16,300	$-	$-	$16,300
Other	-	119	-	119
Securities sold, not yet purchased	$16,300	$119	$-	$16,419

Index
The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Year ended December 31, 2020			Year ended December 31, 2019
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$89	$4,134	$4,223	$12	$3,458	$3,470
Total gains/(losses)	(53)	16	(37)	14	673	687
Purchases	-	2,000	2,000	-	3	3
Sales	-	(1,800)	(1,800)	-	-	-
Transfers	-	2,112	2,112	63	-	63
Ending balance	$36	$6,462	$6,498	$89	$4,134	$4,223
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to Level 3 assets still held as of the reporting date	$(31)	$(22)	$(53)	$(8)	$673	$665

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the consolidated statements of income.

During the years ended December 31, 2020 and 2019, the Company transferred investments with a value of approximately $2,221,000 and $63,000, respectively, from Level 1 to Level 3 due to the unavailability of observable inputs.  For the year ended December 31, 2020, the Company transferred an investment with a value of approximately $109,000 from Level 3 to Level 1 due to increased availability of market price quotations.

At December 31, 2020, assets held in the trust account through PMV were comprised of U.S. Treasury Bills which mature in less than one year with an amortized cost and fair value of $175 million.

G.  Income Taxes

The provision for income taxes for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Federal:
Current	$9,051	$5,006
Deferred	(193)	6,419
State and local:
Current	532	531
Deferred	(16)	671
Total	$9,374	$12,627

Index
A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2020 and 2019 is set forth below:

	2020	2019
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	1.3	1.6
Dividends received deduction	(1.4)	(0.5)
Deferred tax asset valuation allowance	1.5	1.0
Foreign investments	9.9	-
Noncontrolling interests	(1.3)	(1.3)
Other	0.4	0.3
Effective income tax rate	31.4%	22.1%

Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Stock-based compensation expense	$430	$286
Deferred compensation	1,825	499
Shareholder-designated contribution carryover	3,244	2,831
Other	53	-
	5,552	3,616
Deferred tax liabilities:
Investments in securities and partnerships	(1,300)	(27)
Other liabilities	(201)	(384)
	(1,501)	(411)
Gross deferred tax assets /(liabilities)	4,051	3,205
Valuation allowance	(1,844)	(1,385)
Net deferred tax assets/(liabilities)	$2,207	$1,820

The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1,844 and $1,385 as of December 31, 2020 and 2019, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits related to uncertain tax positions is as follows (in thousands):

Balance at January 1, 2019	$6
Reductions for tax positions of prior years	(6)
Balance at December 31, 2019	$-
Reductions for tax positions of prior years	-
Balance at December 31, 2020	$-

The Company records penalties and interest related to tax uncertainties in income taxes. These amounts are included in accrued expenses and other liabilities on the consolidated statements of financial condition.

The Company remains subject to income tax examination by the IRS for the years 2017 through 2019 and state examinations for years after 2011.

Index
H.  Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period.

The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	For the Years Ending December 31,
(In thousands, except per share amounts)	2020	2019

Income from continuing operations	$20,509	$44,596
Less:
Income attributable to noncontrolling interests	1,061	3,518
Net income from continuing operations attributable to Associated Capital Group, Inc.’s shareholders	19,448	41,078

Income/(loss) from discontinued operations	(632)	(1,890)
Net income attributable to Associated Capital Group, Inc.’s shareholders	$18,816	$39,188

Weighted average number of shares of Common Stock outstanding - basic	22,369	22,534

Weighted average number of shares of Common Stock outstanding - diluted	22,369	22,534

Basic
Net income/(loss) from continuing operations	$0.87	$1.82
Net income/(loss) from discontinued operations	(0.03)	(0.08)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$0.84	$1.74

Diluted:
Net income/(loss) from continuing operations	$0.87	$1.82
Net income/(loss) from discontinued operations	(0.03)	(0.08)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$0.84	$1.74

I.  Related Party Transactions

The following is a summary of certain related party transactions.

GGCP, Inc., a private company controlled by the Executive Chairman, indirectly owns a majority of our Class B stock, representing approximately 95% of the combined voting power and 83% of the outstanding shares of our common stock at December 31, 2020.

Loans with related parties

On April 23, 2019, the Company issued a promissory note for $2.1 million to our Executive Chairman.  The promissory note was re-paid with interest at 1% per annum on May 28, 2019.

Investments in Securities

In August 2006, a son of the Executive Chairman was given responsibility for managing one proprietary investment account. The balance in the proprietary investment account at December 31, 2020 and 2019 was $34.3 million and $26.3 million, respectively, of which $2.8 million and $1.0 million, respectively, is owed to the portfolio manager representing earnings that have been re-invested in the account.

At December 31, 2020 and 2019, the value of the Company’s investment in GAMCO common stock (GBL) was $48.9 million and $57.2 million, respectively. As of December 31, 2020 and 2019, AC and its subsidiaries own approximately 2.8 million and 2.9 million shares respectively of GAMCO Class A stock. The Company recorded dividend income of $2.8 million and $0.3 million in 2020 and 2019, respectively from GAMCO which is included in interest and dividend income on the consolidated statements of income.  For the year, the GBL stock price decreased 9.0% to $17.74 per share, resulting in a $5.5 million net realized and unrealized loss for the Company versus a net realized and unrealized gain of $7.6 million in 2019.

Index
At December 31, 2020 and 2019, the Company invested $31.5 million and $336.7 million, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the consolidated statements of financial condition.  For the years ended December 31, 2020 and 2019, the Company earned interest of $1.6 million and $7.8 million from the Company’s investment in this fund, respectively.

Investments in affiliated equity mutual funds advised by Gabelli Funds and Teton Advisors, Inc., an investment advisor under common control with the Company, totaled $170.7 million and $159.3 million at December 31, 2020 and 2019, respectively and are included in either investments in affiliated registered investment companies on the consolidated statements of financial condition. Included in other income/(expense) are $12.0 million and $20.1 million of gains from investments and dividends with respect to funds advised by Gabelli Funds and Teton Advisors, Inc. for the years ending December 31, 2020 and 2019, respectively.

Investments in Partnerships

We had an aggregate investment in affiliated Investment Partnerships of approximately $99.1 million and $124.8 million at December 31, 2020 and 2019, respectively. Affiliates of the Company, including its consolidated subsidiaries, generally receive management fees and incentive fees and allocations of up to 20% with respect to certain of these entities.

Investment Advisory Services

Pursuant to a sub-advisory agreement with the Company, Gabelli Funds pays GCIA 90% of the net revenues it receives related to investment advisory services provided to GAMCO International SICAV – GAMCO Merger Arbitrage, an investment company incorporated under the laws of Luxembourg (the “SICAV”). For this purpose, net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds. GCIA received $7.2 million and $4.1 million during 2020 and 2019, respectively under this sub-advisory agreement. These payments are included in investment advisory and incentive fees on the consolidated statements of income.

Compensation

In accordance with an employment agreement, the Company pays the Executive Chairman, or his designated assignees, a management fee equal to 10% of the Company’s pretax profits before consideration of this fee and before consolidation of Investment Partnerships. In 2020 and 2019, the Company recorded management fee expense of $3.1 million and $5.7 million, respectively. These fees are recorded as management fee on the consolidated statements of income.

Affiliated Receivables/Payables

At December 31, 2020 and 2019, the receivable from affiliates consists primarily of sub-advisory fees due from Gabelli Funds.

At December 31, 2020 and 2019, the payable to affiliates primarily consisted of expenses paid by affiliates on behalf of the Company.

GAMCO Sublease

In June 2016, AC entered into a sublease agreement with GBL which is subject to annual renewal. Pursuant to the sublease, AC and its subsidiaries pay a monthly fixed lease amount based on the percentage of square footage occupied by its employees (including pro rata allocation of common space) at GBL’s corporate offices. For the years ended December 31, 2020 and 2019, the Company paid $144 thousand and $501 thousand, respectively, under the sublease agreement. These amounts are included in other operating expenses on the consolidated statements of income.

AC acquired a building at 3 St. James Place, London, UK on March 3, 2020 which is fully leased to GAMCO commencing 2021.

Index
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

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant RSAs and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through December 31, 2020, approximately 700,000 shares have been awarded under the Plan leaving approximately 1.3 million shares for future grants.

There were no RSAs outstanding as of December 31, 2020 or 2019.

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

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period.  In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock.  In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination).  The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on December 31, 2020 and 2019, the total liability recorded by the Company in compensation payable as of December 31, 2020 and 2019, with respect to the Phantom RSAs was $1.8 million and $2.0 million, respectively.

For the years ended December 31, 2020 and 2019, the Company recorded approximately ($0.2) million and $1.4 million in stock-based compensation expense, respectively. This expense is included in compensation expense in the consolidated statements of income.

As of December 31, 2020, there were 155,500 Phantom RSAs outstanding. The unrecognized compensation expense related to these was $3.7 million which is expected to be recognized over a weighted-average period of 2.3 years. During 2020, 31,000 Phantom RSA’s were forfeited or terminated. On December 28, 2020, 66,850 Phantom RSA’s were issued. As of December 31, 2019, there were 119,650 Phantom RSAs outstanding and $3.9 million unrecognized compensation expense.

Stock Repurchase Program

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

Index
In 2020, the Company repurchased 0.2 million shares at an average price of $36.98 per share for a total investment of $7.4 million. In 2019, the Company repurchased 0.1 million shares at an average price of $37.62 per share for a total investment of $4.1 million.

As of December 31, 2020, the maximum number of shares that may yet be purchased under the plans or programs are 893,102.

Dividends

During 2020, the Company declared and paid dividends of $0.20 per share to class A and class B shareholders totaling $4.5 million.

During 2019, the Company declared dividends of $0.20 per share to class A and class B shareholders totaling $4.5 million, of which $2.3 million is payable on January 9, 2020 and is included in accrued expenses and other liabilities on the consolidated statement of financial condition as of December 31, 2019.

K.  Retirement Plan

The Company participates in an incentive savings plan (the “Savings Plan”) covering substantially all employees. Company contributions to the Savings Plan are determined annually by management of the Company but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code of 1986, as amended. The expense for contributions to the Savings Plan was approximately $19,000 and $29,000 in 2020 and 2019, respectively, and is included in compensation on the consolidated statements of income.

L.  Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at December 31, 2020.

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

M.  Shareholder-Designated Contribution Plan

The Company has established a Shareholder Designated Charitable Contribution program. Under the program, from time to time each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of twenty cents per share based upon the actual number of shares registered in the shareholder’s name. The Company recorded an expense of $3.0 million and $3.3 million related to this program for the years ended December 31, 2020 and 2019, respectively, which is included in shareholder-designated contribution in the consolidated statements of income. As of December 31, 2020 and 2019, the Company has reflected a liability in the amount of $2.0 million in connection with this program which is included in accrued expenses and other liabilities on the consolidated statement of financial condition, respectively.

Index
N. Discontinued Operations

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

Operating results for the period from January 1, 2020 through August 5, 2020 and the year ended December 31, 2019 were as follows:

	For the Year Ended December 31, (1)
	2020	2019
Revenues
Institutional research services	$2,924	$8,947
Other	36	113
Total revenues	2,960	9,060
Expenses
Compensation	2,276	8,374
Other operating expenses	1,699	3,184
Total expenses	3,975	11,558
Operating loss	(1,015)	(2,498)
Other income (expense)
Net loss from investments	(8)	(9)
Interest and dividend income	81	192
Total other income, net	73	183
Income/(loss) from discontinued operations before income taxes	(942)	(2,315)
Income tax provision/(benefit)	(205)	(501)
Income/(loss) from discontinued operations, net of taxes	(737)	(1,814)
Net income/(loss) attributable to noncontrolling interests	(105)	76
Net income/(loss) attributable to AC shareholders discontinued operations,
net of taxes	$(632)	$(1,890)

(1) During 2020 reflects the period through August 5, 2020

Index
The assets and liabilities of Morgan Group have been classified in the consolidated statement of financial condition as of December 31, 2019 as assets and liabilities of discontinued operations and consist of the following:

December 31, 2019

Cash and cash equivalents	$6,587
Receivable from brokers	1,009
Receivable from affiliates	31
Deferred tax assets	184
Other assets	326
Total assets of discontinued operations	8,137

Income taxes payable	54
Compensation payable	710
Accrued expenses and other liabilities	1,336
Total liabilities of discontinued operations	2,100

Noncontrolling interests from discontinued operations	1,003

Net assets of discontinued operations attributable to AC shareholders	$5,034

The following table summarizes the net impact of the spin-off to the Company’s equity (deficit) as of August 5, 2020:

Decrease in additional paid-in capital	$(4,403)
Decrease in noncontrolling interest	(903)
Total	$(5,306)

Index
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our current management, including our CEO and CAO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based on this evaluation of our disclosure controls and procedures management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding that our disclosure controls and procedures as of December 31, 2020 were not effective, and the material weakness in our internal control over financial reporting as described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The material weakness in internal control over financial reporting was identified in 2019 and caused by the Company not having sufficient personnel with technical accounting and reporting skills, which resulted in the lack of segregation of duties to separate financial statement preparation from senior management review and misstatements during 2019 related to non-routine transactions that were corrected before issuance of our Form 10Qs and 10K for periods in 2019.  This material weakness resulted in an increased risk of a material misstatement in the financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Remediation Plan and Status

In light of the material weakness in our internal controls over financial reporting, management has taken steps to enhance and improve the design and operating effectiveness of our internal controls over financial reporting, including the following implemented steps: (i) hired additional qualified personnel to address inadequate segregation of duties; (ii) assigned preparation and review responsibilities to additional personnel for the financial reporting process; (iii) documented the completion and review of assigned responsibilities through checklists and completed a search to add additional finance staff to augment accounting personnel.

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

Information regarding the Directors and Executive Officers of AC and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”).

AC has adopted a Code of Business Conduct that applies to all of our officers, directors, full-time and part-time employees and a Code of Conduct that sets forth additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (together, the “Codes of Conduct”). The Codes of Conduct are posted on our website (www.associated-capital-group.com) and are available in print free of charge to anyone who requests a copy. Interested parties may address a written request for a printed copy of the Codes of Conduct to: Secretary, Associated Capital Group, Inc., 191 Mason Street, Greenwich, Connecticut 06830. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Codes of Conduct by posting such information on our website.

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2021 Annual Meeting, AC will also submit to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by AC of the NYSE corporate governance listing standards as of the date of the certification.

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

See Index on page 22.

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

4.2
Description of The Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 10-K filed with the Commission on March 16, 2020).

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

21.1	Subsidiaries of the Company.
24.1	Powers of Attorney (included on page 62 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16:	FORM 10-K SUMMARY

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on March 23, 2021.

ASSOCIATED CAPITAL GROUP, INC.

By: /s/ Timothy H. Schott
Name: Timothy H. Schott
Title: Chief Financial Officer

Date: March 23, 2021

Index
POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kevin Handwerker and Timothy H. Schott and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. Jamieson	President and	March 23, 2021
Douglas R. Jamieson	Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy H. Schott	Chief Financial Officer	March 23, 2021
Timothy H. Schott	(Principal Financial Officer)

/s/ Mario J. Gabelli	Executive Chairman of the	March 23, 2021
Mario J. Gabelli	Board and Director

/s/ Marc Gabelli	Director	March 23, 2021
Marc Gabelli

/s/ Daniel R. Lee	Director	March 23, 2021
Daniel R. Lee

/s/ Bruce M. Lisman	Director	March 23, 2021
Bruce M. Lisman

/s/ Frederic V. Salerno	Director	March 23, 2021
Frederic V. Salerno

/s/ Salvatore F. Sodano	Director	March 23, 2021
Salvatore F. Sodano

/s/ Elisa M. Wilson	Director	March 23, 2021
Elisa M. Wilson