Form 10-Q
period 2021-03-31
Associated Capital Group, Inc.
filed 2021-05-07
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2021
Or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Ruic I 2b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 30, 2021
Class A Common Stock, .001 par value	3,158,127
Class B Common Stock, .001 par value	18,962,918

As of April 30, 2021, 3,158,127 shares of class A common stock and 18,962,918 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 19,100 and 36,758 shares of class A and class B common stock, respectively. In addition, there are 155,500 Phantom Restricted Stock Awards outstanding as of March 31, 2021.

* Items other than those listed above have been omitted because they are not applicable.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS

Cash and cash equivalents	$279,725	$39,509
Investments in U.S. Treasury Bills	75,000	344,453
Investments in equity securities (Including GBL stock with a value of $50.5 million and $48.9 million, respectively)	265,700	249,887
Investments in affiliated registered investment companies	184,129	170,605
Investments in partnerships	133,538	123,994
Receivable from brokers	31,412	24,677
Investment advisory fees receivable	1,190	7,346
Receivable from affiliates	1,247	4,743
Deferred tax assets, net	-	2,207
Goodwill	3,519	3,519
Other assets	20,732	28,565
Investments in marketable securities held in trust	175,074	175,040
Total assets	$1,171,266	$1,174,545

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$10,488	$6,496
Income taxes payable, including deferred tax liabilities of $506 in 2021	13,181	9,746
Compensation payable	9,526	18,567
Securities sold, not yet purchased	16,702	17,571
Payable to affiliates	242	2,188
Accrued expenses and other liabilities	4,186	5,635
Deferred underwriting fee payable	6,125	6,125
Total liabilities	60,450	66,328

Redeemable noncontrolling interests	195,070	206,828

Commitments and contingencies (Note J)

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued, respectively; 3,192,040 and 3,311,127 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,918 outstanding, respectively	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	32,204	13,649
Treasury stock, at cost (3,437,214 and 3,318,127 shares, respectively)	(117,981)	(113,783)
Total Associated Capital Group, Inc. equity	913,295	898,938
Noncontrolling interests	2,451	2,451
Total equity	915,746	901,389
Total liabilities and equity	$1,171,266	$1,174,545

As of March 31, 2021 and December 31, 2020, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”).  See Footnote E.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Investment advisory and incentive fees	$2,225	$2,700
Other revenues	100	262
Total revenues	2,325	2,962
Expenses
Compensation	3,868	2,232
Management fee	2,663	-
Other operating expenses	2,159	1,370
Total expenses	8,690	3,602
Operating loss	(6,365)	(640)
Other income/(expense)
Net gain from investments	31,321	(102,089)
Interest and dividend income	1,189	2,274
Interest expense	(91)	(49)
Shareholder-designated contribution	(1,737)	(227)
Total other income, net	30,682	(100,091)
Income/(loss) before income taxes	24,317	(100,731)
Income tax expense/(benefit)	5,590	(23,662)
Income/(loss) from continuing operations, net of taxes	18,727	(77,069)
Income/(loss) from discontinued operations, net of taxes	-	(231)
Income/(loss) before noncontrolling interests	18,727	(77,300)
Income/(loss) attributable to noncontrolling interests	172	(3,945)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$18,555	$(73,355)

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic - Continuing operations	$0.83	$(3.26)
Basic - Discontinued operations	-	(0.01)
Basic - Total	$0.83	$(3.27)

Diluted - Continuing operations	$0.83	$(3.26)
Diluted - Discontinued operations	-	(0.01)
Diluted - Total	$0.83	$(3.27)

Weighted average shares outstanding:
Basic	22,222	22,441
Diluted	22,222	22,441

Actual shares outstanding	22,155	22,394

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020

Net income/(loss) before non-controlling interests	$18,727	$(77,300)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	172	(3,945)

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$18,555	$(73,355)

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)

For the three months ended March 31, 2021

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$25	$13,649	$999,047	$(113,783)	$898,938	$2,451	$901,389	$206,828
Contributions from redeemable noncontrolling interests								136
Redemptions of noncontrolling interests	-	-	-	-	-	-		(12,066)
Net income		18,555	-	-	18,555	-	18,555	172
Purchase of treasury stock	-	-	-	(4,198)	(4,198)	-	(4,198)	-
Balance at March 31, 2021	$25	$32,204	$999,047	$(117,981)	$913,295	$2,451	$915,746	$195,070

See accompanying notes.

For the three months ended March 31, 2020

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings/ (Accumulated Deficit)	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$896,432	$1,003	$897,435	$50,385
Redemptions of noncontrolling interests	-	-	-	-	-	-		(531)
Net income/(loss)	-	(73,355)	-	-	(73,355)	(52)	(73,407)	(3,945)
Purchase of treasury stock	-	-	-	(3,225)	(3,225)	-	(3,225)	-
Balance at March 31, 2020	$25	$(74,056)	$1,003,450	$(109,567)	$819,852	$951	$820,803	$45,909

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
 (Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income/(loss)	$18,727	$(77,300)
Less: (Loss) from discontinued operations, net of taxes	-	(231)
Income/(loss) from continuing operations	18,727	(77,069)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains) losses from partnerships	(6,935)	10,676
Depreciation and amortization	12	799
Deferred income taxes	2,714	(21,177)
Donated securities	1,648	281
Unrealized (gains)/losses on securities	(18,548)	99,377
Realized gains on sales of securities	(538)	-
(Increase)/decrease in assets:	-
Investments in trading securities	250,884	15,206
Investments in partnerships:
Contributions to partnerships	(1,061)	(3,429)
Distributions from partnerships	1,663	1,266
Receivable from affiliates	3,875	3,884
Receivable from brokers	(8,578)	6,239
Investment advisory fees receivable	6,209	8,271
Income taxes receivable	(507)	1,176
Other assets	(808)	5,649
Increase/(decrease) in liabilities:
Payable to affiliates	(1,946)	919
Payable to brokers	3,991	(6,070)
Income taxes payable	3,435	(3,680)
Compensation payable	(9,041)	(14,215)
Accrued expenses and other liabilities	(1,628)	(568)
Total adjustments	224,841	104,604
Net cash provided by operating activities	243,568	27,535

Investing activities
Maturities of U.S. Treasury Bills held in trust	175,074	-
Purchases of money market funds held in trust	(175,074)	-
Purchases of securities	(250)	(193)
Proceeds from sales of securities	805	321
Return of capital on securities	155	349
Purchase of building	-	(11,084)
Net cash provided by/(used in) investing activities	$710	$(10,607)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Financing activities
Redemptions of redeemable noncontrolling interests	$-	$(531)
Dividends paid	-	(2,248)
Purchase of treasury stock	(4,198)	(3,225)
Contributions from redeemable noncontrolling interests	136	-
Net cash provided by (used in) financing activities	(4,062)	(6,004)
Cash flows of discontinued operations
Net cash provided by (used in) operating activities	-	(918)
Net increase in cash and cash equivalents	240,216	10,006
Cash and cash equivalents at beginning of period	39,509	342,001
Cash and cash equivalents at end of period	$279,725	$352,007

Supplemental disclosures of cash flow information:
Cash paid for interest	$91	$49
Cash paid/(received) for taxes	$-	$-

See accompanying notes

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
 (UNAUDITED)

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

The Sponsor and PMV have been consolidated in the financial statements of AC beginning in September 2020 because AC has a controlling financial interest in these entities.  This resulted in the consolidation $177.4 million of assets, $6.3 million of liabilities, $154.5 million of redeemable noncontrolling interests, $2.4 million of noncontrolling interests relating to PMV and the Sponsor as of March 31, 2021.  In addition, there are several other entities that are consolidated within the financial statements. The details on the impact of consolidating these entities on the consolidated financial statements can be seen in Note D. Investment Partnerships and Other Entities.

See Note D for a further discussion of PMV Consumer Acquisition Corp. as well as its registration statement and Form 10K as of December 31, 2020 both located on the U.S. Securities and Exchange Commission website https://www.sec.gov/edgar/searchedgar/companysearch.html under the symbol PMVC.

Index
AC Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company currently holds 2,722,473 shares as of March 31, 2021.

Morgan Group Spin-off

On October 31, 2019, the Company closed on a transaction whereby Morgan Group Holding Co., (“Morgan Group”) a company that trades in the over-the-counter market under the symbol “MGHL” and under common control of AC’s majority shareholder, acquired all of the Company’s interest in G.research LLC, the Company’s former institutional research business, for 50,000,000 shares of Morgan Group common stock.  In addition, immediately prior to the closing, 5.15 million Morgan Group shares were issued under a private placement for $515,000.  Subsequent to the transaction and private placement, the Company had an 83.3% ownership interest in Morgan Group.  The transaction was accounted for pursuant to ASC 805-50, Transactions Between Entities Under Common Control.  For transactions between entities under common control, there is no change in basis in the net assets received and therefore they are recorded at their historical cost.

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

Associated Capital held 83.3% of the outstanding shares of Morgan Group through August 5, 2020.

On August 5, 2020, Morgan Group shares held by the Company were distributed to the Company’s shareholders of record as of July 30, 2020.  Based on the distribution ratio, AC stockholders of record received approximately 0.022356 shares of Morgan Group common stock for each share of AC common stock held.

The historical financial results of Morgan Group have been reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented through March 31, 2020.

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

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Index
Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Marketable Securities held in trust account

Marketable securities of our consolidated SPAC, PMV, are held in short-term investments such as money market funds that invest primarily in U.S. Treasury Bills or directly in U.S. Treasury Bills.  At December 31, 2020 such investments were accounted for as held to maturity.  During the period ended March 31, 2021, those held to maturity investments matured and were invested in money market funds recorded at fair value.

Recent Accounting Developments

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

Index
B.  Revenue

Refer to the Company’s audited consolidated financial statements included in our Annual Report on Form 10K for the year ended December 31, 2020 for the Company’s revenue recognition policy.

The Company’s major revenue sources are as follows for the quarters ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues
Investment advisory and incentive fees
Asset-based advisory fees	$1,183	$1,820
Performance-based advisory fees	9	-
Sub-advisory fees	1,033	880
	2,225	2,700

Other
Miscellaneous	100	262
	100	262

Total	$2,325	$2,962

C.  Investments in Securities

Investments in securities at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$74,966	$75,000	$344,367	$344,453
Equity Securities:
Common stocks	253,928	253,109	239,240	237,377
Mutual funds	529	1,329	546	1,294
Other investments	8,907	11,262	8,806	11,216
Total investments in securities	$338,330	$340,700	$592,959	$594,340

Investments in marketable securities held in trust	$175,074	$175,074	$175,040	$175,040

Securities sold, not yet purchased at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$14,903	$14,996	$14,369	$16,090
Other investments	1,570	1,706	1,209	1,481
Total securities sold, not yet purchased	$16,473	$16,702	$15,578	$17,571

Index
Investments in affiliated registered investment companies at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$76,420	$117,656	$76,462	$106,719
Mutual funds	48,427	66,473	48,395	63,886
Total investments in affiliated
registered investment companies	$124,847	$184,129	$124,857	$170,605

D.  Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $27.7 million and $24.9 million at March 31, 2021, and December 31, 2020, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on consolidated statements of financial condition. This caption includes investments in Affiliated Entities and Unaffiliated Entities which the Company accounts for under the equity method of accounting. The Company had investments in Affiliated Entities totaling $105.8 million and $99.1 million at March 31, 2021 and December 31, 2020, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the consolidated statements of income.

Capital may generally be redeemed from Affiliated Entities on a monthly basis upon adequate notice as determined in the sole discretion of each entity’s investment manager. Capital invested in Unaffiliated Entities may generally be redeemed at various intervals ranging from monthly to annually upon notice of 30 to 95 days. Certain Unaffiliated Entities and Affiliated Entities may require a minimum investment period before capital can be voluntarily redeemed (a “Lockup Period”). No investment in any Investment Partnership has an unexpired Lockup Period. The Company has no outstanding capital commitments to any Affiliated or Unaffiliated Entity.

PMV Consumer Acquisition Corp.

The Company has determined that PMV is a voting interest entity (VOE) and since the Sponsor has substantive control of PMV due to its ability to control the board of directors of PMV, the Sponsor consolidates the assets and liabilities of PMV and the results of its operations.  The Company invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment.  The Sponsor is managed by Company executives. The Company has determined that the Sponsor is a variable interest entity (VIE) and that the Company is the primary beneficiary and therefore consolidates the assets and liabilities and results of operations of the Sponsor which includes PMV.  However, neither AC nor PMV have a right to the benefits from nor does it bear the risks associated with the marketable securities held in trust assets held by PMV. Further, if the Company were to liquidate, the marketable securities held in trust assets would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors.

The registration statement for the PMV initial public offering was declared effective on September 21, 2020. On September 24, 2020, PMV consummated the initial public offering of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units Sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the initial public offering, PMV consummated the sale of 6,150,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Sponsor, generating gross proceeds of $6,150,000.

Index
AC invested $10 million in the Class A shares in PMV and the Sponsor invested $6.1 million in Private Warrants.

Following the closing of the initial public offering on September 24, 2020, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States, which will only be invested in U.S. U.S. Treasury Bills or funds that invest primarily in them.

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

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of financial condition (in thousands):

	March 31, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total assets	$956,450	$214,816	$1,171,266
Liabilities and equity
Total liabilities	40,704	19,746	60,450
Redeemable noncontrolling interests	-	195,070	195,070
Total equity	915,746	-	915,746
Total liabilities and equity	$956,450	$214,816	$1,171,266

	December 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total assets	$947,807	$226,738	$1,174,545
Liabilities and equity
Total liabilities	46,418	19,910	66,328
Redeemable noncontrolling interests	-	206,828	206,828
Total equity	901,389	-	901,389
Total liabilities and equity	$947,807	$226,738	$1,174,545

Index
The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$2,140	$185	$2,325
Operating loss	(5,852)	(513)	(6,365)
Total other income, net	30,056	626	30,682
Loss from continuing operations, net of taxes	18,614	113	18,727
Income attributable to noncontrolling interests	-	172	172
Net income/(loss)	$18,614	$(59)	$18,555

	Three Months Ended March 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$2,318	$644	$2,962
Operating loss	(1,086)	446	(640)
Total other income, net	(95,700)	(4,391)	(100,091)
Loss from continuing operations, net of taxes	(73,124)	(3,945)	(77,069)
Loss from discontinued operations, net of taxes	(231)	-	(231)
Income attributable to noncontrolling interests	-	(3,945)	(3,945)
Net loss	$(73,355)	$-	$(73,355)

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

Index
The following table presents the balances related to VIEs that are consolidated and included on the consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$1,952	$1,925
Investments in securities (1)	15,870	20,739
Receivable from brokers	467	2,784
Investments in partnerships and affiliates	-	376
Other assets	-	7,105
Accrued expenses and other liabilities	(71)	(138)
Nonredeemable noncontrolling interests	(2,451)	(2,451)
Redeemable noncontrolling interests	(559)	(12,661)
AC Group’s net interests in consolidated VIEs	$15,208	$17,679

(1) Includes $6.15 million in private placement warrants eliminated in consolidation with PMV

 Voting Interest Entities

The following table presents the balances related to PMV and another investment partnership that are consolidated as VOE’s and included on the consolidated statements of financial condition as well as the Company’s net interest in these VOE’s (in thousands):

	March 31, 2021	December 31, 2020

Cash and cash equivalents	$4,225	$5,558
Investments in securities	92,405	93,780
Receivable from brokers	19,232	15,230
Investments in marketable securities held in trust	175,074	175,040
Other assets	261	322
Securities sold, not yet purchased	(5,385)	(8,057)
Accrued expenses and other liabilities	(14,256)	(11,840)
Redeemable noncontrolling interests	(194,511)	(194,167)
AC Group’s net interests in consolidated VOEs	$77,045	$75,866

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

Index
E.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (in thousands):

	March 31, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$276,647	$-	$-	$276,647
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	75,000	-	-	75,000
Common stocks	247,352	5,706	51	253,109
Mutual funds	1,329	-	-	1,329
Other	6,537	622	4,103	11,262
Total investments in securities	330,218	6,328	4,154	340,700
Investments in affiliated registered investment companies:
Closed-end funds	115,656	-	2,000	117,656
Mutual funds	66,473	-	-	66,473
Total investments in affiliated registered investment companies	182,129	-	2,000	184,129
Total investments held at fair value	512,347	6,328	6,154	524,829
Total assets at fair value	$788,994	$6,328	$6,154	$801,476
Liabilities
Common stocks	$14,996	$-	$-	$14,996
Other	953	753	-	1,706
Securities sold, not yet purchased	$15,949	$753	$-	$16,702

	December 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$34,010	$-	$-	$34,010
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	344,453	-	-	344,453
Common stocks	231,901	5,440	36	237,377
Mutual funds	1,294	-	-	1,294
Other	6,133	621	4,462	11,216
Total investments in securities	583,781	6,061	4,498	594,340
Investments in affiliated registered investment companies:
Closed-end funds	104,719	-	2,000	106,719
Mutual funds	63,886	-	-	63,886
Total investments in affiliated registered investment companies	168,605	-	2,000	170,605
Total investments held at fair value	752,386	6,061	6,498	764,945
Total assets at fair value	$786,396	$6,061	$6,498	$798,955
Liabilities
Common stocks	$16,090	$-	$-	$16,090
Other	543	938	-	1,481
Securities sold, not yet purchased	$16,633	$938	$-	$17,571

Index
The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Common Stocks	Other	Total	Common Stocks	Other	Total

Beginning balance	$36	$6,462	$6,498	$89	$4,134	$4,223
Total gains/(losses)	15	(45)	(30)	(53)	(130)	(183)
Purchases	-	44	44	-	-	-
Sales	-	-	-	-	-	-
Transfers	-	(358)	(358)	-	(109)	(109)
Ending balance	$51	$6,103	$6,154	$36	$3,895	$3,931
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$15	$(45)	$(30)	$(53)	$(130)	$(183)

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the consolidated statements of income.

During the three months ended March 31, 2021, the Company transferred investments with a value of approximately $358,000 from Level 3 to Level 1 due to increased availability of market price quotations.  For the three months ended March 31, 2020, the Company transferred an investment with a value of approximately $109,000 from Level 3 to Level 1 due to increased availability of market price quotations.

At March 31, 2021 and December 31, 2020, marketable securities held in the trust account through PMV were comprised of a money market fund that invests in primarily in U.S. Treasury Bills and directly in U.S Treasury Bills which mature in less than one year with an amortized cost and fair value of approximately $175 million, respectively. Such investments are categorized as Level 1.

F.  Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2021 and March 31, 2020 was 23.2% and 24.4%, respectively. The ETR in the first quarter of 2021 differs from the standard corporate tax rate of 21% primarily due (a) state and local taxes (net of federal benefit), (b) deferred tax asset valuation allowances related to the carryforward of charitable contributions and the (c) the deductibility of officers compensation.   The ETR in the first quarter of 2020 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), the benefit of (b) the donation of appreciated securities, and (c) the dividends received deduction.

The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.6 million and $1.8 million as of March 31, 2021 and December 31, 2020, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

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

The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020

Income/(loss) from continuing operations	$18,727	$(77,069)
Less:
Income/(loss) attributable to noncontrolling interests	172	(3,945)
Net income/(loss) from continuing operations attributable to Associated Capital Group, Inc.’s shareholders	18,555	(73,124)

Income/(loss) from discontinued operations	-	(231)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$18,555	$(73,355)

Weighted average number of shares of Common Stock outstanding - basic	22,222	22,441

Weighted average number of shares of Common Stock outstanding - diluted	22,222	22,441

Basic
Net income/(loss) from continuing operations	$0.83	$(3.26)
Net income/(loss) from discontinued operations	-	(0.01)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$0.83	$(3.27)

Diluted:
Net income/(loss) from continuing operations	$0.83	$(3.26)
Net income/(loss) from discontinued operations	-	(0.01)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$0.83	$(3.27)

H.  Equity

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

Index
The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period.  In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock.  In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination).  The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on March 31, 2021 and December 31, 2020, the total liability recorded by the Company in compensation payable as of March 31, 2021 and December 31, 2020, with respect to the Phantom RSAs was $2.2 million and $1.8 million, respectively.

For the three month periods ended March 31, 2021 and 2020, the Company recorded approximately $0.4 million and ($0.8) million in stock-based compensation expense, respectively. This expense is included in compensation expense in the consolidated statements of income.

As of March 31, 2021, there were 155,500 Phantom RSAs outstanding. The unrecognized compensation expense related to these was $3.4 million which is expected to be recognized over a weighted-average period of 2.3 years.

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

For the three month period ended March 31, 2021, the Company repurchased 0.1 million shares at an average price of $35.24 per share for a total investment of $4.2 million. For the quarter ended March 31, 2020, the Company repurchased 0.1 million shares at an average price of $39.43 per share for a total investment of $3.2 million.

As of March 31, 2021, the maximum number of shares that may be purchased under the plans or programs are 774,015.

Dividends

There were no dividends declared during each of the three month periods ended March 31, 2021 and 2020.

I.  Goodwill

At March 31, 2021, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended March 31, 2021 or March 31, 2020, and as such there was no impairment analysis performed or charge recorded.

J.  Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at March 31, 2021.

Index
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

K. Discontinued Operations

As a result of the Morgan Group spin-off on August 5, 2020, the results of its operations have been classified in the consolidated statements of income as discontinued operations for all periods presented.  There was no gain or loss on the spin-off for the Company, and it was a tax-free spin-off to AC’s shareholders.

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

Operating results for the period from January 1, 2020 through March 31, 2020, were as follows:

Three Months Ended
March 31, 2020
Revenues
Institutional research services	$1,374
Other	33
Total revenues	1,407
Expenses
Compensation	1,143
Other operating expenses	719
Total expenses	1,862
Operating loss	(455)
Other income (expense)
Net loss from investments	(1)
Interest and dividend income	36
Total other income, net	35
Income/(loss) from discontinued operations before income taxes	(420)
Income tax provision/(benefit)	(137)
Income/(loss) from discontinued operations, net of taxes	(283)
Net income/(loss) attributable to noncontrolling interests	(52)
Net income/(loss) attributable to AC shareholders discontinued operations, net of taxes	$(231)

Index
The assets and liabilities of Morgan Group have been classified in the consolidated statement of financial condition as of March 31, 2020 as assets and liabilities of discontinued operations and consist of the following:

March 31, 2020

Cash and cash equivalents	$5,669
Investments in equity securities	2
Receivable from brokers	244
Receivable from affiliates	353
Deferred tax assets	249
Other assets	133
Total assets of discontinued operations	6,650

Securities sold short, not yet purchased	1
Compensation payable	339
Accrued expenses and other liabilities	555
Total liabilities of discontinued operations	895

Noncontrolling interests from discontinued operations	951

Net assets of discontinued operations attributable to AC shareholders	$4,804

L. Subsequent Events

During the period from April 1, 2021 to May 6, 2021, the Company repurchased 40,229 shares at an average price of $34.64 per share.

On May 5, 2021, AC’s board of directors declared a semi-annual dividend of $0.10 per share, which is payable on June 29, 2021 to class A and class B shareholders of record on June 15, 2021.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited annual financial statements included in our Form 10-K filed with the SEC on March 24, 2021 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

Overview

We are a Delaware corporation, incorporated in 2015, that provides alternative investment management services and operates a direct investment business that invests in new and existing businesses. We derive a significant amount of investment income/(loss) from proprietary investments in funds that we manage.

Index
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

We have a proprietary portfolio of cash and investments which we expect to use to invest primarily in funds that we will manage, provide seed capital for new products including SPACs that we or our affiliates sponsor, expand our geographic presence, develop new markets and pursue strategic acquisitions and alliances.

Index
Morgan Group Holding Co. Spin-Off

On March 16, 2020, the Company announced that its Board of Directors approved the spin-off of Morgan Group Holding Co (“Morgan Group”) which included our institutional research services business, to AC’s shareholders whereby AC would distribute to its shareholders on a pro rata basis the 50,000,000 shares of Morgan Group that it owned upon close of the spin-off.

The historical financial results of Morgan Group have been reflected in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented through March 31, 2020.

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

Financial Highlights

The following is a summary of the Company’s financial performance for the Quarters ended March 31, 2021 and 20:

($000s except per share data or as noted)

	First Quarter
	2021	2020
AUM - end of period (in millions)	$1,495	$1,473
AUM - average (in millions)	1,431	1,679
Net income/(loss) per share-diluted	$0.83	$(3.27)
Book Value Per Share	$41.22	$36.61

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

Incentive fees generally consist of an incentive allocation on the absolute gain in a portfolio generally equating to 20% of the economic profit, as defined in the agreements governing the investment vehicle or account. We recognize such revenue only when the measurement period has been completed generally in December or at the time of an investor redemption.

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

Consolidated Statements of Financial Condition

We ended the first quarter of 2021 with approximately $921 million in cash and investments, net of securities sold, not yet purchased of $17 million. This includes $280 million of cash and cash equivalents; $75 million of short-term U.S. Treasury obligations; $566 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $50.5 million; and $318 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $118 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $913 million or $41.22 per share as of March 31, 2021, compared to $899 million or $40.36 per share as of the prior year-end. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2020 was largely attributable to investment income for the year.

Index
RESULTS OF OPERATIONS

(in thousands, except per share data)	Three months ended March 31,
	2021	2020
Revenues
Investment advisory and incentive fees	$2,225	$2,700
Other	100	262
Total revenues	2,325	2,962
Expenses
Compensation	3,493	3,050
Stock-based compensation	375	(818)
Management fee	2,663	-
Other operating expenses	2,159	1,370
Total expenses	8,690	3,602
Operating loss	(6,365)	(640)
Other income/(expense)
Net gain/(loss) from investments	31,321	(102,089)
Interest and dividend income	1,189	2,274
Interest expense	(91)	(49)
Shareholder-designated contribution	(1,737)	(227)
Total other income/(expense), net	30,682	(100,091)
Income/(loss) before income taxes	24,317	(100,731)
Income tax expense/(benefit)	5,590	(23,662)
Income/(loss) from continuing operations, net of taxes	18,727	(77,069)
Income/(loss) from discontinued operations, net of taxes	-	(231)
Income/(loss) before noncontrolling interests	18,727	(77,300)
Income/(loss) attributable to noncontrolling interests	172	(3,945)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$18,555	$(73,355)

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic - Continuing operations	$0.83	$(3.26)
Basic - Discontinued operations	-	(0.01)
Basic - Total	$0.83	$(3.27)

Diluted - Continuing operations	$0.83	$(3.26)
Diluted - Discontinued operations	-	(0.01)
Diluted - Total	$0.83	$(3.27)

Weighted average shares outstanding:
Basic	22,222	22,441
Diluted	22,222	22,441

Actual shares outstanding	22,155	22,394

Index
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Overview

Our operating loss for the quarter was $6.4 million compared to $0.6 million for the comparable quarter of 2020. The increase in operating loss was attributable to higher operating expenses due to higher compensation costs of $1.7 million due to higher salaries and a related increase in stock compensation costs, higher management fees of $2.7 million and higher other operating expenses of $0.8 million offset by lower revenues of $0.6 million.  Other income was a gain of $30.7 million in the 2021 quarter compared to a loss of $100.1 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax expense in the current quarter of $5.6 million compared to a benefit of $23.7 million in the year ago quarter. Consequently, our current quarter net income was $18.6 million, or $0.83 per diluted share, compared to net loss of $73.4 million, or ($3.27) per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $2.3 million for the quarter ended March 31, 2021, $0.6 million lower than the prior year period.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $2.2 million for 2021, $0.5 million lower than the comparable quarter of 2020.  AUM of $1.5 billion were in line with the  prior year quarter. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically annually on December 31. Unrecognized incentive fees amounted to $3.6 million for the quarter ended March 31, 2021.  There were no unrecognized incentive fees in the prior year quarter.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $3.9 million for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020. Fixed compensation, which include salaries and benefits and stock based compensation, increased to $2.7 million for the 2021 period from $1.2 million in the prior year. For the three months ended March 31, 2021 and 2020, stock-based compensation was $0.4 million and ($0.8) million, respectively.  The increase was due to the recovery of AC stock prices during 2021.  Discretionary bonus accruals were $0.6 million in the 2021 and 2020 periods. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2021, these variable payouts were $1.1 million, up $0.1 million from $1.0 million in 2020.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $2.7 million for the three-month period ended March 31, 2021.  No management fee expense was recorded for the three-month period ended March 31, 2020 due to the year to date pre-tax loss.

Other operating expenses were $2.2 million during the first three months of 2021 compared to $1.4 million in the prior year.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $31.3 million in the 2021 quarter versus a loss of ($102.1) million in the comparable 2020 quarter reflecting mark-to-market changes in the value of our investments due to the recovery of market values from the COVID-19 pandemic.

Interest and dividend income decreased to $1.1 million in the 2021 quarter from $2.2 million in the 2020 quarter primarily due to lower interest rates on our cash balances and US Treasuries and increased dividends in the prior year’s quarter.

Index
Shareholder-designated contributions increased to $1.7 million in the 2021 quarter from $0.2 million in the prior year’s quarter.

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

Assets under management were $1.495 billion as of March 31, 2021, an increase of 10.7% and 1.5% over the December 31, 2020 and March 31, 2020 periods, respectively. The changes were attributable to market appreciation/(depreciation) and investor net inflows.

Assets Under Management (in millions)

				% Change From
	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020

Event Merger Arbitrage	$1,253	$1,126	$1,312	11.3	(4.5)
Event-Driven Value	196	180	112	8.9	75.0
Other	46	45	49	2.2	(6.1)
Total AUM	$1,495	$1,351	$1,473	10.7	1.5

Fund flows for the three months ended March 31, 2021 (in millions):

	December 31, 2020	Market appreciation/ (depreciation)	Net cash flows	March 31, 2021

Event Merger Arbitrage	$1,126	$16	$111	$1,253
Event-Driven Value	180	16	-	196
Other	45	1	-	46
Total AUM	$1,351	$33	$111	$1,495

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management increased on a net basis by $144 million for the quarter ended March 31, 2021 due to net inflows of $111 million and $33 million in market appreciation.

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

Index
Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in) from continuing operations:
Operating activities	$243,568	$27,535
Investing activities	710	(10,607)
Financing activities	(4,062)	(6,004)
Net increase from continuing operations	240,216	10,924
Cash flows provided by (used in) discontinued operations:
Operating activities	-	(918)
Net increase in cash and cash equivalents	240,216	10,006
Cash and cash equivalents at beginning of period	39,509	342,001
Cash and cash equivalents at end of period	$279,725	$352,007

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At March 31, 2021, we had cash and cash equivalents of $279.7 million, Investments in U.S. Treasury Bills of $75.0 million, and $566.7 million of investments net of securities sold, not yet purchased of $16.7 million. Included in cash and cash equivalents are $4.1 million as of March 31, 2021 which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $243.6 million for the three months ended March 31, 2021 due to $251.5 million of net decreases of securities and net contributions to investment partnerships and $21.6 million of adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes, offset by our net income of $18.5 million and net receivables/payables of $4.8 million. Net cash provided by investing activities was $710 thousand due to purchases of securities of $0.3 million offset by proceeds from sales of securities of $0.8 million and return of capital on securities of $0.2 million.  Net cash used in financing activities was $4.0 million resulting from stock buyback payments of $4.2 million and contributions from redeemable noncontrolling interests of $0.1 million.

Net cash provided by operating activities from continuing operations was $27.5 million for the three months ended March 31, 2020 due to $13.0 million of net decreases of securities and net contributions to investment partnerships and $90.0 million of adjustments for noncash items, primarily losses on investments securities and partnership investments and deferred taxes, offset by our net loss of $77.1 million and net receivables/payables of $1.6 million.  Net cash used in investing activities from continuing operations was $10.6 million to purchases of securities of $0.2 million offset by proceeds from sales of securities of $0.3 million and return of capital on securities of $0.4 and the purchase of a building for $11.1 million. Net cash used in financing activities from continuing operations was $6.0 million resulting from stock buyback payments of $3.2 million, dividends paid of $2.2 million and redemptions of redeemable noncontrolling interests of $0.6 million.  Net cash used in operating activities from discontinued operations were $0.9 million.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AC’s 2020 Annual Report on Form 10-K filed with the SEC on March 24, 2021 for details on Critical Accounting Policies.

Index
ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our current management, including our CEO and CAO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on this evaluation of our disclosure controls and procedures management has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding that our disclosure controls and procedures as of March 31, 2021 were not effective, and the material weakness in our internal control over financial reporting as described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Under the supervision and with the participation of our management we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of March 31, 2021.

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

Index
Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
PART II: Other Information

ITEM 1:	Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated financial condition, operations, or cash flows at March 31, 2021. See also Note J, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part II, Item 8 of this Form 10-Q.

ITEM 1A:	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:	Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/21 - 01/31/21	28,026	$34.84	28,026	865,076
02/01/21 - 02/28/21	33,792	35.35	33,792	831,284
03/01/21 - 03/31/21	57,269	35.39	57,269	774,015
Totals	119,087	$35.24	119,087

Index
ITEM 6:	(a) Exhibits

Exhibit Number	Description of Exhibit

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

Index
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

Date: May 7, 2021