Form 10-Q
period 2021-06-30
Associated Capital Group, Inc.
filed 2021-08-06
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2021
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Ruic I 2b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at July 30, 2021
Class A Common Stock, .001 par value	3,135,742
Class B Common Stock, .001 par value	18,962,918

As of July 30, 2021, 3,135,742 shares of class A common stock and 18,962,918 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 19,100 and 36,758 shares of class A and class B common stock, respectively. In addition, there are 248,500 Phantom Restricted Stock Awards outstanding as of June 30, 2021.

* Items other than those listed above have been omitted because they are not applicable.

Index

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS

Cash and cash equivalents	$269,271	$39,509
Investments in U.S. Treasury Bills	74,993	344,453
Investments in equity securities (Including GBL stock with a value of $63.2 million and $48.9 million, respectively)	284,916	249,887
Investments in affiliated registered investment companies	190,721	170,605
Investments in partnerships	143,001	123,994
Receivable from brokers	38,310	24,677
Investment advisory fees receivable	1,301	7,346
Receivable and investment in note receivable from affiliates	8,955	4,743
Deferred tax assets, net	-	2,207
Goodwill	3,519	3,519
Other assets	17,888	28,565
Investments in marketable securities held in trust	175,076	175,040
Total assets	$1,207,951	$1,174,545

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$12,234	$6,496
Income taxes payable, including deferred tax liabilities, net	14,370	9,746
Compensation payable	17,018	18,567
Securities sold, not yet purchased	16,466	17,571
Payable to affiliates	-	2,188
Accrued expenses and other liabilities	5,196	5,635
Deferred underwriting fee payable	6,125	6,125
PMV warrant liability	7,508	-
Total liabilities	78,917	66,328

Redeemable noncontrolling interests	196,569	206,828

Commitments and contingencies (Note J)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued, respectively; 3,138,048 and 3,311,127 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,918 outstanding, respectively	19	19
Additional paid-in capital	993,046	999,047
Retained earnings	59,709	13,649
Treasury stock, at cost (3,491,206 and 3,318,127 shares, respectively)	(119,874)	(113,783)
Total Associated Capital Group, Inc. equity	932,906	898,938
Noncontrolling interests	(441)	2,451
Total equity	932,465	901,389
Total liabilities and equity	$1,207,951	$1,174,545

As of June 30, 2021 and December 31, 2020, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”).  See Footnote E.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Investment advisory and incentive fees	$2,388	$1,858	$4,613	$4,558
Other	101	209	201	471
Total revenues	2,489	2,067	4,814	5,029
Expenses
Compensation	5,023	3,148	8,891	5,380
Management fee	4,320	-	6,983	-
Other operating expenses	3,557	2,580	5,716	3,950
Total expenses	12,900	5,728	21,590	9,330

Operating loss	(10,411)	(3,661)	(16,776)	(4,301)
Other income (expense)
Net gain/(loss) from investments	42,306	51,685	73,627	(50,404)
Interest and dividend income	6,811	1,215	8,000	3,489
Interest expense	(63)	(65)	(154)	(114)
Shareholder-designated contribution	(439)	2	(2,176)	(225)
Total other income (expense), net	48,615	52,837	79,297	(47,254)
Income/(loss) before income taxes	38,204	49,176	62,521	(51,555)
Income tax expense/(benefit)	9,020	11,241	14,610	(12,421)
Income/(loss) from continuing operations, net of taxes	29,184	37,935	47,911	(39,134)
Income/(loss) from discontinued operations, net of taxes	-	(262)	-	(493)
Income/(loss) before noncontrolling interests	29,184	37,673	47,911	(39,627)
Income/(loss) attributable to noncontrolling interests	(532)	2,436	(360)	(1,509)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$29,716	$35,237	$48,271	$(38,118)

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic - Continuing operations	$1.34	$1.58	$2.18	$(1.68)
Basic - Discontinued operations	-	(0.01)	-	(0.02)
Basic - Total	$1.34	$1.57	$2.18	$(1.70)

Diluted - Continuing operations	$1.34	$1.58	$2.18	$(1.68)
Diluted - Discontinued operations	-	(0.01)	-	(0.02)
Diluted - Total	$1.34	$1.57	$2.18	$(1.70)

Weighted average shares outstanding:
Basic	22,118	22,378	22,169	22,410
Diluted	22,118	22,378	22,169	22,410

Actual shares outstanding:	22,101	22,363	22,101	22,363

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income/(loss)	$29,184	$37,673	$47,911	$(39,627)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(532)	2,436	(360)	(1,509)

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$29,716	$35,237	$48,271	$(38,118)

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)

For the three months ended March 31, 2021 and three months ended June 30, 2021

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$25	$13,649	$999,047	$(113,783)	$898,938	$2,451	$901,389	$206,828
Contributions from redeemable noncontrolling interests								136
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(12,066)
Net income	-	18,555	-	-	18,555	-	18,555	172
Purchase of treasury stock	-	-	-	(4,198)	(4,198)	-	(4,198)	-
Balance at March 31, 2021	$25	$32,204	$999,047	$(117,981)	$913,295	$2,451	$915,746	$195,070
Contributions from redeemable noncontrolling interests								665
Net income	-	29,716	-	-	29,716	-	29,716	(532)
Dividends declared ($0.10 per share)	-	(2,211)	-	-	(2,211)	-	(2,211)	-
Purchase of treasury stock	-	-	-	(1,893)	(1,893)	-	(1,893)	-
Accretion of redeemable noncontrolling interests to redemption value	-	-	(6,001)	-	(6,001)	(2,892)	(8,893)	8,893
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(7,527)
Balance at June 30, 2021	$25	$59,709	$993,046	$(119,874)	$932,906	$(441)	$932,465	$196,569

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)
For the three months ended March 31, 2020 and three months ended June 30, 2020

	Associated Capital Group, Inc. shareholders
	Common Stock	Accumulated Deficit	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$896,432	$1,003	$897,435	$50,385
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(531)
Net loss	-	(73,355)	-	-	(73,355)	(52)	(73,407)	(3,945)
Purchase of treasury stock	-	-	-	(3,225)	(3,225)	-	(3,225)	-
Balance at March 31, 2020	$25	$(74,056)	$1,003,450	$(109,567)	$819,852	$951	$820,803	$45,909
Net income	-	35,237	-	-	35,237	(48)	35,189	(1,167)
Dividends declared ($0.10 per share)	-	(2,237)	-	-	(2,237)	-	(2,237)	2,436
Purchase of treasury stock	-	-	-	(1,068)	(1,068)	-	(1,068)	-
Balance at June 30, 2020	$25	$(41,056)	$1,003,450	$(110,635)	$851,784	$903	$852,687	$47,178

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
 (Dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Operating activities
Net income/(loss)	$47,911	$(39,627)
Less: (Loss) from discontinued operations, net of taxes	-	(493)
Income/(loss) from continuing operations	47,911	(39,134)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains) losses from partnerships	(14,718)	928
Depreciation and amortization	200	22
Deferred income taxes	9,673	(8,703)
Donated securities	1,848	441
Unrealized (gains)/losses on securities	(51,865)	39,034
Dividends received as securities	(5,066)	-
Realized gains on sales of securities	(66)	426
(Increase)/decrease in assets:
Investments in trading securities	252,364	(245,733)
Investments in partnerships:
Contributions to partnerships	(5,261)	(4,229)
Distributions from partnerships	4,183	8,110
Receivable from affiliates	854	3,851
Receivable from brokers	(15,475)	5,645
Investment advisory fees receivable	6,098	8,415
Income taxes receivable	(507)	(135)
Other assets	2,260	4,326
Increase/(decrease) in liabilities:
Payable to affiliates	(2,188)	1,080
Payable to brokers	5,738	(7,590)
Income taxes payable	(2,335)	(3,674)
Compensation payable	(1,549)	(13,477)
Accrued expenses and other liabilities	(438)	(2,649)
Total adjustments	183,750	(213,912)
Net cash provided by operating activities	231,661	(253,046)

Investing activities
Maturities of U.S. Treasury Bills held in trust	175,076	-
Purchases of money market funds held in trust	(175,076)	-
Purchases of securities	(1,017)	(226)
Proceeds from sales of securities	6,377	429
Return of capital on securities	242	865
Purchase of building	-	(11,084)
Net cash provided by/(used in) investing activities	$5,602	$(10,016)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Financing activities
Dividends paid	(2,211)	(4,486)
Purchase of treasury stock	(6,091)	(4,293)
Net contributions/(redemptions) from/(of) redeemable noncontrolling interests	801	(421)
Net cash provided by (used in) financing activities	(7,501)	(9,200)
Net increase in cash and cash equivalents	229,762	(272,262)
Cash and cash equivalents at beginning of period	39,509	342,001
Cash and cash equivalents at end of period	$269,271	$69,739

Supplemental disclosures of cash flow information:
Cash paid for interest	$155	$114
Cash paid/(received) for taxes	$7,848	$-

See accompanying notes

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

Gabelli & Company Investment Advisors, Inc. (“GCIA”) and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets in equity event-driven value strategies, across a range of risk and event arbitrage portfolios. The businesses earn management and incentive fees from their advisory activities. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

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

The Sponsor and PMV have been consolidated in the financial statements of AC beginning in September 2020 because AC has a controlling financial interest in these entities. This resulted in the consolidation $177.2 million of assets, $13.8 million of liabilities, $155.7 million of redeemable noncontrolling interests, $(0.4) million of noncontrolling interests relating to PMV and the Sponsor as of June 30, 2021. In addition, there are several other entities that are consolidated within the financial statements. The details on the impact of consolidating these entities on the condensed consolidated financial statements can be seen in Note D. Investment Partnerships and Other Entities.

See Note D for a further discussion of PMV Consumer Acquisition Corp. as well as its registration statement and Form 10K as of December 31, 2020 both located on the U.S. Securities and Exchange Commission website https://www.sec.gov under the symbol PMVC.

AC Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company currently holds 2,516,275 shares as of June 30, 2021.

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

The historical financial results of Morgan Group have been reflected in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented through the date of the spin-off.

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

Investment in Marketable Securities held in trust account

Marketable securities of our consolidated SPAC, PMV, are held in short-term investments such as money market funds that invest primarily in U.S. Treasury Bills or directly in U.S. Treasury Bills.  At December 31, 2020 such investments were accounted for as held to maturity. During the six-month period ended June 30, 2021, those held to maturity investments matured and were invested in money market funds recorded at fair value, which approximates their carrying values due to their short maturity profiles.

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The condensed consolidated statements of income will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this guidance for smaller reporting companies for three years. This guidance is effective for the Company on January 1, 2023 and requires a modified retrospective transition method, which will result in a cumulative-effect adjustment in retained earnings upon adoption. Early adoption is permitted. The Company is currently assessing the potential impact of this new guidance on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, to simplify the process used to test for impairment of goodwill. Under the new standard, an impairment loss must be recognized in an amount equal to the excess of the carrying amount of a reporting unit over its fair value, limited to the total amount of goodwill allocated to that reporting unit. As a smaller reporting company pursuant to ASU 2019-10, the ASU is effective for the Company on January 1, 2023. This guidance will be effective for the Company on January 1, 2023 using a prospective transition method and early adoption is permitted.  The Company is currently evaluating the potential effect of this new guidance on the Company’s consolidated financial statements.

Index
B.  Revenue

Refer to the Company’s audited consolidated financial statements included in our Annual Report on Form 10K for the year ended December 31, 2020 for the Company’s revenue recognition policy.

The Company’s major revenue sources are as follows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Investment advisory and incentive fees
Asset-based advisory fees	$1,249	$1,303	$2,432	$3,123
Performance-based advisory fees	47	-	56	-
Sub-advisory fees	1,092	555	2,125	1,435
	2,388	1,858	4,613	4,558

Other
Miscellaneous	101	209	201	471
	101	209	201	471

Total	$2,489	$2,067	$4,814	$5,029

C.  Investments in Securities

Investments in securities at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$74,997	$74,993	$344,367	$344,453
Equity Securities:
Common stocks	248,838	272,440	239,240	237,377
Mutual funds	507	1,356	546	1,294
Other investments	9,042	11,120	8,806	11,216
Total investments in securities	$333,384	$359,909	$592,959	$594,340

Investments in note receivable from affiliate	$5,066	$5,066	$-	$-

Investments in marketable securities held in trust	$175,076	$175,076	$175,040	$175,040

At June 30, 2021 and December 31, 2020, marketable securities held in the trust account through PMV were comprised of a money market fund that invests in primarily in U.S. Treasury Bills and directly in U.S Treasury Bills which mature in less than one year with an amortized cost and fair value of approximately $175 million, respectively. Such investments are categorized as Level 1.

Investment in note receivable from affiliate relates to 2-Year Puttable and Callable Subordinated Notes due 2023 issued as part of a 2021 special dividend on GAMCO’s Class A Common Stock and Class B Common Stock. The Company has the intent to hold these investments until maturity, and as such they were recoded at amortized cost.

Securities sold, not yet purchased at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$12,121	$13,107	$14,369	$16,090
Other investments	2,581	3,359	1,209	1,481
Total securities sold, not yet purchased	$14,702	$16,466	$15,578	$17,571

Index
Investments in affiliated registered investment companies at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$76,523	$121,635	$76,462	$106,719
Mutual funds	48,972	69,086	48,395	63,886

Total investments in affiliated registered investment companies	$125,495	$190,721	$124,857	$170,605

D.  Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $30.9 million and $24.9 million at June 30, 2021, and December 31, 2020, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. This caption includes investments in Affiliated Entities and Unaffiliated Entities which the Company accounts for under the equity method of accounting. The Company had investments in Affiliated Entities totaling $112.1 million and $99.1 million at June 30, 2021 and December 31, 2020, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the condensed consolidated statements of income.

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

PMV Consumer Acquisition Corp.

The Company has determined that PMV is a voting interest entity (VOE) and since the Sponsor has substantive control of PMV due to its ability to control the board of directors of PMV, the Sponsor consolidates the assets and liabilities of PMV and the results of its operations.  The Company invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment.  The Sponsor is managed by Company executives. The Company has determined that the Sponsor is a variable interest entity (VIE) and that the Company is the primary beneficiary and therefore consolidates the assets and liabilities and results of operations of the Sponsor which includes PMV.  However, neither AC nor PMV has a right to the benefits from nor do they bear the risks associated with the marketable securities held in trust assets held by PMV. Further, if the Company were to liquidate, the marketable securities held in trust assets would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors.

The registration statement for the PMV initial public offering was declared effective on September 21, 2020. On September 24, 2020, PMV consummated the initial public offering of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units Sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“PMV Public Warrant”). Each whole PMV Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the initial public offering, PMV consummated the sale of 6,150,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Sponsor, generating gross proceeds of $6,150,000.

AC invested $10 million in the Class A units in PMV and the Sponsor invested $6.15 million in Private Warrants.

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

PMV will have until September 24, 2022 to complete a business combination. If PMV is unable to complete a business combination by September 24, 2022, PMV will cease all operations except for the purpose of winding up, and as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account. The deferred fee will be forfeited by the underwriters solely in the event that PMV fails to complete a business combination within the required time period, subject to the terms of the underwriting agreement.

Index
The accretion of the redeemable noncontrolling interest discount is being amortized over a period of 18 months through an adjustment to additional paid-in capital and noncontrolling interest.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of financial condition (in thousands):

	June 30, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total assets	$975,542	$232,409	$1,207,951
Liabilities and equity
Total liabilities	50,806	28,111	78,917
Redeemable noncontrolling interests	-	196,569	196,569
Total equity	924,736	7,729	932,465
Total liabilities and equity	$975,542	$232,409	$1,207,951

	December 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total assets	$947,807	$226,738	$1,174,545
Liabilities and equity
Total liabilities	46,418	19,910	66,328
Redeemable noncontrolling interests	-	206,828	206,828
Total equity	901,389	-	901,389
Total liabilities and equity	$947,807	$226,738	$1,174,545

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,801	$(2,312)	$2,489
Operating loss	(6,156)	(4,255)	(10,411)
Total other income, net	44,847	3,768	48,615
Loss from continuing operations, net of taxes	29,671	(487)	29,184
Income attributable to noncontrolling interests	-	(532)	(532)
Net income/(loss)	$29,671	$45	$29,716

	Three Months Ended June 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$2,234	$(167)	$2,067
Operating loss	(2,738)	(923)	(3,661)
Total other income, net	49,478	3,359	52,837
Loss from continuing operations, net of taxes	35,499	2,436	37,935
Loss from discontinued operations, net of taxes	(262)	-	(262)
Income attributable to noncontrolling interests	-	2,436	2,436
Net loss	$35,237	$-	$35,237

Index
	Six Months Ended June 30, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$6,941	$(2,127)	$4,814
Operating loss	(12,008)	(4,768)	(16,776)
Total other income, net	74,903	4,394	79,297
Loss from continuing operations, net of taxes	48,285	(374)	47,911
Income attributable to noncontrolling interests	-	(360)	(360)
Net income/(loss)	$48,285	$(14)	$48,271

	Six Months Ended June 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$4,552	$477	$5,029
Operating loss	(3,824)	(477)	(4,301)
Total other income, net	(46,222)	(1,032)	(47,254)
Loss from continuing operations, net of taxes	(37,625)	(1,509)	(39,134)
Loss from discontinued operations, net of taxes	(493)	-	(493)
Income attributable to noncontrolling interests	-	(1,509)	(1,509)
Net loss	$(38,118)	$-	$(38,118)

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

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	June 30, 2021	December 31, 2020

Cash and cash equivalents	$437	$1,925
Investments in securities (1)	17,324	20,739
Receivable from brokers	989	2,784
Investments in partnerships and affiliates	-	376
Other assets	-	7,105
Accrued expenses and other liabilities	(64)	(138)
Nonredeemable noncontrolling interests	(2,451)	(2,451)
Redeemable noncontrolling interests	(590)	(12,661)
AC Group’s net interests in consolidated VIEs	$15,645	$17,679

(1) Includes $6.15 million in private placement warrants eliminated in consolidation with PMV

Index
 Voting Interest Entities

The following table presents the balances related to PMV and another investment partnership that are consolidated as VOE’s and included on the consolidated statements of financial condition as well as the Company’s net interest in these VOE’s (in thousands):

	June 30, 2021	December 31, 2020

Cash and cash equivalents	$2,176	$5,558
Investments in securities	93,887	93,780
Receivable from brokers	21,891	15,230
Investments in marketable securities held in trust	175,076	175,040
Other assets	220	322
Securities sold, not yet purchased	(2,270)	(8,057)
Accrued expenses and other liabilities	(18,307)	(11,840)
PMV warrant liability	(7,508)	-
Redeemable noncontrolling interests	(195,979)	(194,167)
AC Group’s net interests in consolidated VOEs	$69,186	$75,866

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

E. Fair Value

Accounting Standards Codification Topic 820, Fair Value Measurement (ASC 820) specifies a hierarchy of valuation classifications based on whether the inputs to the valuation techniques used in each valuation classification are observable or unobservable. These classifications are summarized in the three broad levels listed below:

•	Level 1 - Unadjusted quoted prices for identical instruments in active markets.
•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable.

•	Level 3 - Valuations derived from valuation techniques in which significant inputs or significant value drivers are unobservable.

Inputs used to measure fair value might fall in different levels of the fair value hierarchy, in which case the Company defaults to the lowest level input that is significant to the fair value measurement in its entirety. These levels are not necessarily an indication of the risk or liquidity associated with the investments.

Index
The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	June 30, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$265,990	$-	$-	$265,990
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	74,993	-	-	74,993
Common stocks	266,622	5,767	51	272,440
Mutual funds	1,356	-	-	1,356
Other	6,639	397	4,084	11,120
Total investments in securities	349,610	6,164	4,135	359,909
Investments in affiliated registered investment companies:
Closed-end funds	119,635	-	2,000	121,635
Mutual funds	69,086	-	-	69,086
Total investments in affiliated registered investment companies	188,721	-	2,000	190,721
Total investments held at fair value	538,331	6,164	6,135	550,630
Total assets at fair value	$804,321	$6,164	$6,135	$816,620
Liabilities
Common stocks	$13,107	$-	$-	$13,107
Other	1,455	1,904	-	3,359
Securities sold, not yet purchased	14,562	1,904	-	16,466
PMV warrant liability	-	-	7,508	7,508
Total liabilities at fair value	$14,562	$1,904	$7,508	$23,974

Index
	December 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$34,010	$-	$-	$34,010
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	344,453	-	-	344,453
Common stocks	231,901	5,440	36	237,377
Mutual funds	1,294	-	-	1,294
Other	6,133	621	4,462	11,216
Total investments in securities	583,781	6,061	4,498	594,340
Investments in affiliated registered investment companies:
Closed-end funds	104,719	-	2,000	106,719
Mutual funds	63,886	-	-	63,886
Total investments in affiliated registered investment companies	168,605	-	2,000	170,605
Total investments held at fair value	752,386	6,061	6,498	764,945
Total assets at fair value	$786,396	$6,061	$6,498	$798,955
Liabilities
Common stocks	$16,090	$-	$-	$16,090
Other	543	938	-	1,481
Securities sold, not yet purchased	$16,633	$938	$-	$17,571

The following table presents additional information about assets and liabilities by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Common Stocks	Other	Total	Common Stocks	Other	Total
Assets:
Beginning balance	$51	$6,103	$6,154	$36	$3,895	$4,223
Total gains/(losses)	-	(19)	(19)	-	107	107
Purchases	-	-	-	-	-	-
Sales	-	-	-	-	(41)	(41)
Transfers	-	-	-	-	1,027	918
Ending balance	$51	$6,084	$6,135	$36	$4,988	$5,024
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$-	$(19)	$(19)	$-	$92	$92

	PMV Warrant Liability	Other	Total	PMV Warrant Liability	Other	Total
Liabilities:
Beginning balance	$-	$-	$-	$-	$-	$-
Total (gains)/losses	(825)	-	(825)	-	-	-
Issuances	8,333	-	8,333	-	-	-
Ending balance	$7,508	$-	$7,508	$-	$-	$-
Changes in net unrealized (gain)/loss included in Net (gain)/loss from investments related to level 3 assets still held as of the reporting date	$(825)	$-	$(825)	$-	$-	$-

Index
	Six months ended June 30, 2021			Six months ended June 30, 2020
	Common Stocks	Other	Total	Common Stocks	Other	Total
Assets:
Beginning balance	$36	$6,462	$6,498	$89	$4,134	$4,223
Total gains/(losses)	15	(64)	(49)	(53)	(23)	(76)
Purchases	-	44	44	-	-	-
Sales	-	-	-	-	(41)	(41)
Transfers	-	(358)	(358)	-	918	918
Ending balance	$51	$6,084	$6,135	$36	$4,988	$5,024
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$15	$(64)	$(49)	$(53)	$(35)	$(88)

	PMV Warrant Liability	Other	Total	PMV Warrant Liability	Other	Total
Liabilities:
Beginning balance	$-	$-	$-	$-	$-	$-
Total (gains)/losses	(825)	-	(825)	-	-	-
Issuances	8,333	-	8,333	-	-	-
Ending balance	$7,508	$-	$7,508	$-	$-	$-
Changes in net unrealized (gain)/loss included in Net (gain)/loss from investments related to level 3 assets still held as of the reporting date	$(825)	$-	$(825)	$-	$-	$-

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended June 30, 2021, there were no transfers into or out of Level 3. For the three months ended June 30, 2020, the Company transferred an investment with a value of approximately $1 million from Level 3 to Level 1 due to increased availability of market price quotations.

During the six months ended June 30, 2021, the Company transferred investments with a value of approximately $0.3 million from Level 3 to Level 1 due to increased availability of market price quotations.  For the six months ended June 30, 2020, the Company transferred an investment with a value of approximately $0.9 million from Level 3 to Level 1 due to increased availability of market price quotations.

Level 3 financial liabilities consist of the PMV Public Warrant for which there is little or no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of PMV units based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on PMV’s historical rate, which the Company anticipates to remain at zero. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Index
The following table presents the carrying amounts and estimated fair values of financial assets that are not measured at fair value on a recurring basis and their respective levels within the fair value hierarchy:

	As of June 30, 2021			As of December 31, 2020
Assets	Level Within Fair Value Hierarchy	Fair Value	Amortized Cost	Level Within Fair Value Hierarchy	Fair Value	Amortized Cost

Investment in note receivable from affiliate(1)	2	$5,066	$5,066	-	$-	$-
Total assets		$5,066	$5,066	-	$-	$-

(1) Included in Receivable and investment in note receivable from affiliates in the condensed consolidated statement of financial condition.

F.  Income Taxes

The effective tax rate (“ETR”) for the six months ended June 30, 2021 and June 30, 2020 was 23.31% and 24.9%, respectively. The ETR in the year to date period of 2021 differs from the U.S. corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the deductibility of officers’ compensation, (c) the dividends received deduction and (d) the deferred tax asset valuation allowances related to the carryforward of charitable contributions. The ETR in the year to date period of 2020 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), the benefit of (b) the rate differential on the carryback of a net operating loss, and (c) the dividends received deduction.

At June 30, 2021 the Company had net deferred tax liabilities, before valuation allowance of approximately $5.4 million that were recorded within income taxes payable in the condensed consolidated statement of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.4 million and $1.8 million as of June 30, 2021 and December 31, 2020, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

The Company records penalties and interest related to tax uncertainties in income taxes. These amounts are included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition.

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

Index
The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share amounts)	2021	2020	2021	2020

Income/loss from continuing operations	$29,184	$37,935	$47,911	$(39,134)
Less:
Income/(loss) attributable to noncontrolling interests	(532)	2,436	(360)	(1,509)
Net income/loss from continuing operations attributable to AC’s shareholders	$29,716	$35,499	$48,271	$(37,625)

Income/loss from discontinued operations	-	(262)	-	(493)
Net income/loss attributable to AC’s shareholders	$29,716	$35,237	$48,271	$(38,118)

Weighted average number of shares of Common Stock outstanding - basic	22,118	22,378	22,169	22,410

Weighted average number of shares of Common Stock outstanding - diluted	22,118	22,378	22,169	22,410

Basic
Net income/(loss) from continuing operations	$1.34	$1.58	$2.18	$(1.68)
Net income/(loss) from discontinued operations	-	(0.01)	-	(0.02)
Net income/(loss) attributable to AC’s shareholders per share	$1.34	$1.57	$2.18	$(1.70)

Diluted
Net income/(loss) from continuing operations	$1.34	$1.58	$2.18	$(1.68)
Net income/(loss) from discontinued operations	-	(0.01)	-	(0.02)
Net income/(loss) attributable to AC’s shareholders per share	$1.34	$1.57	$2.18	$(1.70)

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

Stock Award and Incentive Plan

The Company’s Board of Directors periodically grants shares of Phantom Restricted Stock awards (“Phantom RSAs”). Under the terms of the grants, the Phantom RSAs vest 30% and 70% after three and five years, respectively. The Phantom RSAs will be settled by a cash payment, net of applicable withholding tax, on the vesting dates. In addition, an amount equivalent to the cumulative dividends declared on shares of the Company’s Class A common stock during the vesting period will be paid to participants on vesting.

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period.  In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock.  In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination).  The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on June 30, 2021 and December 31, 2020, the total liability recorded by the Company in compensation payable as of June 30, 2021 and December 31, 2020, with respect to the Phantom RSAs was $2.2 million and $1.8 million, respectively.

Index
The condensed consolidated statements of income includes the following expense related to our stock-based compensation arrangements, which is included in compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,		Remaining Expense To Be Recognized, If All Vesting	Weighted Average Remaining Contractual
	2021	2020	2021	2020	Conditions Are Met	Term (in years)

Phantom restricted stock awards	$483	$447	$858	$(371)	7,034	2.39
Total	483	447	858	(371)	7,034

The following table summarizes Phantom RSA activity:

	Unvested	Weighted Average Grant Date Fair Value	Vested	Total Number of RSU’s Outstanding
Balance at January 1, 2021	155,500	$36.42	-	155,500
Granted	100,500	35.82	-	100,500
Forfeited	(7,500)	36.64	-	(7,500)
Vested	-	-	-	-
Balance at June 30, 2021	248,500	$36.17	-	248,500

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

For the three month periods ended June 30, 2021 and June 30, 2020, the Company repurchased 54 thousand and 31 thousand shares at an average price of $35.06 and $34.51 per share for a total investment of $1.9 million and $1.1 million, respectively. For the six month periods ended June 30, 2021 and June 30, 2020, the Company repurchased 0.2 million and 0.1 million shares at an average price of $35.19 and $38.08 per share for a total investment of $6.1 million and $4.3 million, respectively.

As of June 30, 2021, the maximum number of shares that may be purchased under the plans or programs is 720,023.

Dividends

During the three and six months ended June 30, 2021 and 2020, respectively the Company declared dividends of $0.10 per share to class A and class B shareholders.

I.  Goodwill

At June 30, 2021, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended June 30, 2021 or June 30, 2020, and as such there was no impairment analysis performed or charge recorded.

J.  Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at June 30, 2021.

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

Index
K. Discontinued Operations

As a result of the Morgan Group spin-off on August 5, 2020, the results of its operations have been classified in the condensed consolidated statements of income as discontinued operations for all periods presented. There was no gain or loss on the spin-off for the Company, and it was a tax-free spin-off to AC’s shareholders.

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

Operating results for the period from January 1, 2020 through June 30, 2020, were as follows:

Six Months Ended June 30, 2020

Revenues
Institutional research services	$2,477
Other	-
Total revenues	2,477
Expenses
Compensation	1,980
Other operating expenses	1,434
Total expenses	3,414
Operating loss	(937)
Other income (expense)
Net loss from investments	28
Interest and dividend income	48
Total other income, net	76
Income/(loss) from discontinued operations before income taxes	(861)
Income tax provision/(benefit)	(268)
Income/(loss) from discontinued operations, net of taxes	(593)
Net income/(loss) attributable to noncontrolling interests	(100)
Net income/(loss) attributable to AC shareholders discontinued operations, net of taxes	$(493)

The assets and liabilities of Morgan Group have been classified in the condensed consolidated statement of financial condition as of June 30, 2020 as assets and liabilities of discontinued operations and consist of the following:

June 30, 2020
Cash and cash equivalents	$4,446
Receivable from affiliates	72
Deferred tax assets	307
Other assets	1,374
Total assets of discontinued operations	6,199

Compensation payable	398
Accrued expenses and other liabilities	556
Total liabilities of discontinued operations	954

Noncontrolling interests from discontinued operations	903

Net assets of discontinued operations attributable to AC shareholders	$4,342

For the six-month period ended June 30, 2020, operating cash flows from discontinued operations was $1.5 million used in operating activities. There was no investing or financing cash flows for the period.
L. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Index
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

The historical financial results of Morgan Group have been reflected in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented through June 30, 2020.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of the year, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, some of which have been approved and have begun to be distributed, the markets have rebounded strongly. The pandemic and resulting economic dislocations did not have a significant adverse impact on our AUM. As a result of this pandemic, many of our employees (“teammates”) are working remotely.

However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan. The Company’s remote work arrangements were mostly discontinued as of July 2021.

Financial Highlights

The following is a summary of the Company’s financial performance for the Quarters ended June 30, 2021 and 2020:

($000s except per share data or as noted)

	Second Quarter
	2021	2020
AUM - end of period (in millions)	$1,611	$1,305
AUM - average (in millions)	1,570	1,355
Net income/(loss) per share-diluted	$1.34	$1.57
Book Value Per Share	$42.21	$38.09

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

Consolidated Statements of Financial Condition

We ended the second quarter of 2021 with approximately $946 million in cash and investments, net of securities sold, not yet purchased of $16 million. This includes $269 million of cash and cash equivalents; $75 million of short-term U.S. Treasury obligations; $459 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $63.2 million; and $334 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $122 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $933 million or $42.21 per share as of June 30, 2021, compared to $899 million or $40.36 per share as of December 31, 2020. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2020 was largely attributable to income for the year. Accumulated accretion is expected to reverse upon the consummation of a business combination which is expected to result in the deconsolidation of PMV SPAC.

Index
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Investment advisory and incentive fees	$2,388	$1,858	$4,613	$4,558
Other	101	209	201	471
Total revenues	2,489	2,067	4,814	5,029
Expenses
Compensation	5,023	3,148	8,891	5,380
Management fee	4,320	-	6,983	-
Other operating expenses	3,557	2,580	5,716	3,950
Total expenses	12,900	5,728	21,590	9,330

Operating loss	(10,411)	(3,661)	(16,776)	(4,301)
Other income (expense)
Net gain/(loss) from investments	42,306	51,685	73,627	(50,404)
Interest and dividend income	6,811	1,215	8,000	3,489
Interest expense	(63)	(65)	(154)	(114)
Shareholder-designated contribution	(439)	2	(2,176)	(225)
Total other income (expense), net	48,615	52,837	79,297	(47,254)
Income/(loss) before income taxes	38,204	49,176	62,521	(51,555)
Income tax expense/(benefit)	9,020	11,241	14,610	(12,421)
Income/(loss) from continuing operations, net of taxes	29,184	37,935	47,911	(39,134)
Income/(loss) from discontinued operations, net of taxes	-	(262)	-	(493)
Income/(loss) before noncontrolling interests	29,184	37,673	47,911	(39,627)
Income/(loss) attributable to noncontrolling interests	(532)	2,436	(360)	(1,509)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$29,716	$35,237	$48,271	$(38,118)

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic - Continuing operations	$1.34	$1.58	$2.18	$(1.68)
Basic - Discontinued operations	-	(0.01)	-	(0.02)
Basic – Total	$1.34	$1.57	$2.18	$(1.70)

Diluted - Continuing operations	$1.34	$1.58	$2.18	$(1.68)
Diluted - Discontinued operations	-	(0.01)	-	(0.02)
Diluted - Total	$1.34	$1.57	$2.18	$(1.70)

Weighted average shares outstanding:
Basic	22,118	22,378	22,169	22,410
Diluted	22,118	22,378	22,169	22,410

Index
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Overview

Our operating loss for the quarter was $10.4 million compared to $3.7 million for the comparable quarter of 2020. The increase in operating loss was attributable to higher operating expenses due to higher compensation costs of $1.9 million due to higher salaries and a related increase in stock compensation costs, higher management fees of $4.3 million and higher other operating expenses of $1.0 million offset by higher revenues of $0.4 million.  Other income was a gain of $48.6 million in the 2021 quarter compared to a gain of $52.8 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax expense in the current quarter of $9.0 million compared to expense of $11.2 million in the prior year’s quarter. Consequently, our current quarter net income was $29.7 million, or $1.34 per diluted share, compared to net income of $35.2 million, or $1.57 per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $2.5 million for the quarter ended June 30, 2021, $0.4 million higher than the prior year’s period.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $2.4 million for 2021, $0.5 million higher than the comparable quarter of 2020.  AUM of $1.6 billion, 23.5% higher than with the prior year quarter. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. Unrecognized incentive fees amounted to $5.3 million for the quarter ended June 30, 2021.  There were no unrecognized incentive fees in the prior year quarter.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $5.0 million for the three months ended June 30, 2021, compared to $3.1 million for the three months ended June 30, 2020. Fixed compensation, which include salaries and benefits and stock based compensation, increased to $2.5 million for the 2021 period from $2.4 million in the prior year. For the three months ended June 30, 2021 and 2020, stock-based compensation was $0.5 million and $0.4 million, respectively.  The increase was due to a new grant in May 2021 and the recovery of AC stock prices during 2021.  Discretionary bonus accruals were $0.5 million in the 2021 and 2020 periods. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2021, these variable payouts were $2.5 million, up $1.8 million from $0.7 million in 2020.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $4.3 million for the three-month period ended June 30, 2021.  No management fee expense was recorded for the three-month period ended June 30, 2020 due to the year to date pre-tax loss.

Other operating expenses were $3.6 million during the first three months of 2021 compared to $2.6 million in the prior year.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $42.3 million in the 2021 quarter versus $51.7 million in the comparable 2020 quarter, the decrease driven by last year's recovery from the market's first quarter COVID-19 sell off.

Interest and dividend income increased to $6.8 million in the 2021 quarter from $1.2 million in the 2020 quarter primarily due to the special dividend declared on our holdings of GAMCO in the current period’s quarter.

Shareholder-designated contributions increased to $0.4 million in the 2021 quarter from $0 in the prior year’s quarter.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Overview

Our operating loss for the year to date period was $16.8 million compared to $4.3 million for the comparable period of 2020. The increase in operating loss was attributable to higher operating expenses due to higher compensation costs of $3.5 million due an increase in stock compensation costs of $1.3 million and variable performance-based compensation of $1.9 million, higher management fees of $7.0 million, higher other operating expenses of $1.8 million and lower revenues of $0.2 million.  Other income was a gain of $79.3 million in the 2021 period compared to a loss of $47.3 million in the prior year’s period primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax expense in the current year to date period of $14.6 million compared to a benefit of $12.4 million in the prior year’s period. Consequently, our current period net income was $48.3 million, or $2.18 per diluted share, compared to net loss of $38.1 million, or $(1.70) per diluted share, in the prior year’s comparable period.

Index
Revenues

Total revenues were $4.8 million for the year to date period ended June 30, 2021, $0.2 million lower than the prior year’s period.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $4.6 million for 2021, which is in line with the comparable period of 2020.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $8.9 million for the six months ended June 30, 2021, compared to $5.4 million for the six months ended June 30, 2020. Fixed compensation, which include salaries and benefits and stock based compensation, increased to $5.2 million for the 2021 period from $3.6 million in the prior year. For the six months ended June 30, 2021 and 2020, stock-based compensation was $0.9 million and $(0.4) million, respectively.  The increase was due to the recovery of AC stock prices during 2021.  Discretionary bonus accruals were $1.1 million in the 2021 and 2020 periods. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2021, these variable payouts were $3.7 million, up $1.9 million from $1.8 million in 2020.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $7.0 million for the six-month period ended June 30, 2021.  No management fee expense was recorded for the six-month period ended June 30, 2020 due to the year to date pre-tax loss.

Other operating expenses were $5.7 million during the first half of 2021 compared to $4.0 million in the prior year.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $73.6 million in the 2021 period versus a loss of $(50.4) million in the comparable 2020 period reflecting mark-to-market changes in the value of our investments due to the recovery of market values from the COVID-19 pandemic.

Interest and dividend income increased to $8.0 million in the 2021 period from $3.5 million in the 2020 period primarily due to the special dividend declared on our holdings of GAMCO in the current period.

Shareholder-designated contributions increased to $2.2 million in the 2021 period from $0.2 million in the prior year’s period.

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

Assets under management were $1.6 billion as of June 30, 2021, an increase of 19.2% and 23.5% over the December 31, 2020 and June 30, 2020 periods, respectively. The changes were attributable to market appreciation/(depreciation) and investor net inflows.

Index
Assets Under Management (in millions)

				% Change From
	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2020	June 30, 2020
Event Merger Arbitrage	$1,364	$1,126	$1,147	21.18	18.93
Event-Driven Value	201	180	104	11.41	93.86
Other	46	45	54	1.98	(14.20)
Total AUM	$1,611	$1,351	$1,305	19.23	23.52

Fund flows for the three months ended June 30, 2021 (in millions):

	March 31, 2021	Market appreciation/ (depreciation)	Net cash flows	June 30, 2021
Event Merger Arbitrage	$1,253	$36	$75	$1,364
Event-Driven Value	196	4	1	201
Other	46	1	(1)	46
Total AUM	$1,495	41	$75	$1,611

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management increased on a net basis by $116 million for the quarter ended June 30, 2021 due to net inflows of $75 million and $41 million in market appreciation.

Liquidity and Capital Resources

Our principal assets consist of cash and cash equivalents; short-term treasury securities; marketable securities, primarily equities, including 2.5 million shares of GAMCO; and interests in affiliated and third-party funds and partnerships. Although Investment Partnerships may be subject to restrictions as to the timing of distributions, the underlying investments of such Investment Partnerships are generally liquid, and the valuations of these products reflect that underlying liquidity.

Index
Summary cash flow data is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) from continuing operations:
Operating activities	$231,661	$(253,046)
Investing activities	5,602	(10,016)
Financing activities	(7,501)	(9,200)
Net increase from continuing operations	229,762	(272,262)
Cash and cash equivalents at beginning of period	39,509	342,001
Cash and cash equivalents at end of period	$269,271	$69,739

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At June 30, 2021, we had cash and cash equivalents of $269.3 million, Investments in U.S. Treasury Bills of $75.0 million, and $459.2 million of investments net of securities sold, not yet purchased of $16.5 million. Included in cash and cash equivalents are $0.3 million as of June 30, 2021 which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $231.7 million for the six months ended June 30, 2021 due to $251.3 million of net decreases of securities and net contributions to investment partnerships and our net income of $47.9 million, offset by $60 million of adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes, and net receivables/payables of 7.5 million. Net cash provided by investing activities was $5.6 million due to purchases of securities of $1.0 million offset by proceeds from sales of securities of $6.4 million and return of capital on securities of $0.2 million.  Net cash used in financing activities was $(7.5) million resulting from stock buyback payments of $6.1 million and dividends paid of $2.2 million.

Net cash used in operating activities from continuing operations was $(253.0) million for the six months ended June 30, 2020 due to $241.9 million of net decreases driven by purchases of securities and net distributions to investment partnerships, our net loss of $39.1 million and net receivables/payables of $4.2 million offset by $31.3 million of adjustments for noncash items, primarily losses on investments securities and partnership investments and deferred taxes. Net cash used in investing activities from continuing operations was $(10.0) million due to purchases of securities of $0.2 million offset by proceeds from sales of securities of $0.4 million and return of capital on securities of $0.8 and the purchase of a building for $11.1 million. Net cash used in financing activities from continuing operations was $(9.2) million resulting from stock buyback payments of $4.3 million, dividends paid of $4.5 million and redemptions of redeemable noncontrolling interests of $0.4 million. Net cash used in operating activities from discontinued operations were $1.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our current management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based on this evaluation of our disclosure controls and procedures management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of a material weakness in our internal control over financial reporting, as further described below.

Index
Notwithstanding that our disclosure controls and procedures as of June 30, 2021 were not effective, and the material weakness in our internal control over financial reporting as described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Under the supervision and with the participation of our management we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
PART II: Other Information

ITEM 1: Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated financial condition, operations, or cash flows at June 30, 2021. See also Note J, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part II, Item 8 of this Form 10-Q.

ITEM 1A:	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:	Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
04/01/21 - 04/30/21	33,913	$34.44	33,913	740,102
05/01/21 - 05/31/21	14,639	35.73	14,639	725,463
06/01/21 - 06/30/21	5,440	37.13	5,440	720,023
Totals	53,992	$35.06	53,992

Index
ITEM 6:	(a) Exhibits

Exhibit Number	Description of Exhibit

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

31.1	Certification of CEO pursuant to Rule 13a-14(a).

Index
31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC. (Registrant)

By: /s/	Timothy H. Schott
Name:	Timothy H. Schott
Title:	Chief Financial Officer

Date: August 5, 2021