Form 10-Q
period 2021-09-30
Associated Capital Group, Inc.
filed 2021-11-08
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2021
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at November 3, 2021
Class A Common Stock, .001 par value	3,095,169
Class B Common Stock, .001 par value	18,962,918

As of November 3, 2021, 3,095,169 shares of class A common stock and 18,962,918 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 36,758 shares of class A and class B common stock, respectively. In addition, there are 222,905 Phantom Restricted Stock Awards outstanding as of September 30, 2021.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*	Items other than those listed above have been omitted because they are not applicable.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS

Cash and cash equivalents	$569,776	$39,509
Investments in U.S. Treasury Bills	49,996	344,453
Investments in equity securities (Including GBL stock with a value of $65.6 million and $48.9 million, respectively)	273,456	249,887
Investments in affiliated registered investment companies	142,525	170,605
Investments in partnerships	149,964	123,994
Receivable from brokers	43,481	24,677
Investment advisory fees receivable	1,410	7,346
Receivable and investment in note receivable from affiliates	5,661	4,743
Deferred tax assets, net	-	2,207
Goodwill	3,519	3,519
Other assets	19,360	28,565
Investments in marketable securities held in trust	175,085	175,040
Total assets	$1,434,233	$1,174,545

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$243,282	$6,496
Income taxes payable, including deferred tax liabilities, net	12,406	9,746
Compensation payable	17,307	18,567
Securities sold, not yet purchased	13,603	17,571
Payable to affiliates	-	2,188
Accrued expenses and other liabilities	4,939	5,635
Deferred underwriting fee payable	6,125	6,125
PMV warrant liability	5,590	-
Total liabilities	303,252	66,328

Redeemable noncontrolling interests	199,793	206,828

Commitments and contingencies (Note J)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued, respectively; 3,099,471 and 3,311,127 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,918 outstanding, respectively	19	19
Additional paid-in capital	992,018	999,047
Retained earnings	61,212	13,649
Treasury stock, at cost (3,529,783 and 3,318,127 shares, respectively)	(121,270)	(113,783)
Total Associated Capital Group, Inc. equity	931,985	898,938
Noncontrolling interests	(797)	2,451
Total equity	931,188	901,389
Total liabilities and equity	$1,434,233	$1,174,545

As of September 30, 2021 and December 31, 2020, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”).  See Footnote D.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Investment advisory and incentive fees	$2,014	$1,865	$6,627	$6,424
Other	98	80	299	550
Total revenues	2,112	1,945	6,926	6,974
Expenses
Compensation	2,819	3,026	11,710	8,405
Management fee	226	-	7,209	-
Other operating expenses	(764)	2,471	4,952	6,422
Total expenses	2,281	5,497	23,871	14,827

Operating loss	(169)	(3,552)	(16,945)	(7,853)
Other income (expense)
Net gain/(loss) from investments	5,676	15,603	79,303	(34,770)
Interest and dividend income	1,119	1,218	9,119	4,675
Interest expense	(97)	(32)	(251)	(146)
Shareholder-designated contribution	(541)	(2,782)	(2,717)	(3,007)
Total other income (expense), net	6,157	14,007	85,454	(33,248)
Income/(loss) before income taxes	5,988	10,455	68,509	(41,101)
Income tax expense/(benefit)	484	3,564	15,094	(8,858)
Income/(loss) from continuing operations, net of taxes	5,504	6,891	53,415	(32,243)
Income/(loss) from discontinued operations, net of taxes	-	(139)	-	(632)
Income/(loss) before noncontrolling interests	5,504	6,752	53,415	(32,875)
Income/(loss) attributable to noncontrolling interests	4,001	937	3,641	(572)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$1,503	$5,815	$49,774	$(32,303)

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic - Continuing operations	$0.07	$0.27	$2.25	$(1.41)
Basic - Discontinued operations	-	(0.01)	-	(0.03)
Basic - Total	$0.07	$0.26	$2.25	$(1.44)

Diluted - Continuing operations	$0.07	$0.27	$2.25	$(1.41)
Diluted - Discontinued operations	-	(0.01)	-	(0.03)
Diluted - Total	$0.07	$0.26	$2.25	$(1.44)

Weighted average shares outstanding:
Basic	22,084	22,354	22,141	22,391
Diluted	22,084	22,354	22,141	22,391

Actual shares outstanding:	22,062	22,333	22,062	22,333

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income/(loss)	$5,504	$6,752	$53,415	$(32,875)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4,001	937	3,641	(572)

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$1,503	$5,815	$49,774	$(32,303)

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)

For the Three Months Ended March 31, 2021, June 30, 2021 and September 30, 2021

	Associated Capital Group, Inc. Shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$25	$13,649	$999,047	$(113,783)	$898,938	$2,451	$901,389	$206,828
Contributions from redeemable noncontrolling interests								136
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(12,066)
Net income	-	18,555	-	-	18,555	-	18,555	172
Purchase of treasury stock	-	-	-	(4,198)	(4,198)	-	(4,198)	-
Balance at March 31, 2021	$25	$32,204	$999,047	$(117,981)	$913,295	$2,451	$915,746	$195,070
Contributions from redeemable noncontrolling interests								665
Net income	-	29,716	-	-	29,716	-	29,716	(532)
Dividends declared ($0.10 per share)	-	(2,211)	-	-	(2,211)	-	(2,211)	-
Purchase of treasury stock	-	-	-	(1,893)	(1,893)	-	(1,893)	-
Accretion of redeemable noncontrolling interests to redemption value	-	-	(6,001)	-	(6,001)	(2,892)	(8,893)	8,893
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(7,527)
Balance at June 30, 2021	$25	$59,709	$993,046	$(119,874)	$932,906	$(441)	$932,465	$196,569
Redemptions of redeemable noncontrolling interests	-	-	-	-	-	-	-	(2,161)
Net income	-	1,503	-	-	1,503	122	1,625	3,879
Purchase of treasury stock	-	-	-	(1,396)	(1,396)	-	(1,396)	-
Accretion of redeemable noncontrolling interests to redemption value	-	-	(1,028)	-	(1,028)	(478)	(1,506)	1,506
Balance at September 30, 2021	$25	$61,212	$992,018	$(121,270)	$931,985	$(797)	$931,188	$199,793

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)

For the Three Months Ended March 31, 2020, June 30, 2020 and September 30, 2020

	Associated Capital Group, Inc. Shareholders
	Common Stock	Accumulated Deficit	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$896,432	$1,003	$897,435	$50,385
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(531)
Net loss	-	(73,355)	-	-	(73,355)	(52)	(73,407)	(3,945)
Purchase of treasury stock	-	-	-	(3,225)	(3,225)	-	(3,225)	-
Balance at March 31, 2020	$25	$(74,056)	$1,003,450	$(109,567)	$819,852	$951	$820,803	$45,909
Net income	-	35,237	-	-	35,237	(48)	35,189	(1,167)
Dividends declared ($0.10 per share)	-	(2,237)	-	-	(2,237)	-	(2,237)	2,436
Purchase of treasury stock	-	-	-	(1,068)	(1,068)	-	(1,068)	-
Balance at June 30, 2020	$25	$(41,056)	$1,003,450	$(110,635)	$851,784	$903	$852,687	$47,178
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	156,049
Spin-off of MGHL	-	-	(4,403)	-	(4,403)	(903)	(5,306)	-
PMV Sponsor members' interest	-	-	-	-	-	2,072	2,072	-
Net income	-	5,815	-	-	5,815	-	5,815	937
Purchase of treasury stock	-	-	-	(1,101)	(1,101)	-	(1,101)	-
Balance at September 30, 2020	$25	$(35,241)	$999,047	$(111,736)	$852,095	$2,072	$854,167	$204,164

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
 (Dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Operating activities
Net income/(loss)	$53,415	$(32,875)
Less: (Loss) from discontinued operations, net of taxes	-	632
Income/(loss) from continuing operations	53,415	(32,243)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains) losses from partnerships	(15,530)	(4,316)
Depreciation and amortization	289	40
Deferred income taxes	8,411	(5,923)
Donated securities	2,052	441
Unrealized (gains)/losses on securities	(39,384)	37,511
Dividends received as securities	(5,066)	-
Realized gains on sales of securities	(23,860)	1,017
(Increase)/decrease in assets:
Investments in trading securities	295,687	(283,070)
Investments in partnerships:
Contributions to partnerships	(13,562)	(4,229)
Distributions from partnerships	6,333	24,841
Receivable from affiliates	4,148	3,600
Receivable from brokers	(20,646)	2,077
Investment advisory fees receivable	5,989	8,423
Income taxes receivable	(507)	(2,207)
Other assets	697	1,260
Increase/(decrease) in liabilities:
Payable to affiliates	(2,188)	122
Payable to brokers	236,786	(6,446)
Income taxes payable	(3,037)	(2,833)
Compensation payable	(1,260)	(12,092)
Accrued expenses and other liabilities	(696)	1,824
Total adjustments	434,656	(239,960)
Net cash provided by operating activities	488,071	(272,203)

Investing activities
Maturities of marketable securities held in trust	175,085	-
Purchases of marketable securities held in trust	(175,085)	-
Purchases of securities	(2,452)	(434)
Proceeds from sales of securities	16,724	8,406
Return of capital on securities	38,982	1,320
Purchase of building	-	(11,084)
Investment of cash in Trust Account	-	(175,000)
Net cash provided by/(used in) investing activities	$53,254	$(176,792)

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Financing activities
Dividends paid	(2,211)	(4,486)
Purchase of treasury stock	(7,487)	(5,395)
Contributions from redeemable noncontrolling interests	-	162,020
Redemptions of redeemable noncontrolling interests	(1,360)	-
Contributions from nonredeemable noncontrolling interests	-	2,072
Net cash provided by (used in) financing activities	(11,058)	154,211
Cash flows from discontinued operations
Net cash provided by operating activities	-	114
Net increase in cash and cash equivalents	530,267	(294,670)
Cash and cash equivalents at beginning of period	39,509	342,001
Cash and cash equivalents at end of period	$569,776	$47,331

Supplemental disclosures of cash flow information:
Cash paid for interest	$252	$114
Cash paid/(received) for taxes	$10,296	$2,000

See accompanying notes

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

The Sponsor and PMV have been consolidated in the financial statements of AC beginning in September 2020 because AC has a controlling financial interest in these entities. This resulted in the consolidation of $177.1 million of assets, $12.0 million of liabilities, $158.6 million of redeemable noncontrolling interests, $(0.8) million of noncontrolling interests relating to PMV and the Sponsor as of September 30, 2021. In addition, there are several other entities that are consolidated within the financial statements. The details on the impact of consolidating these entities on the condensed consolidated financial statements can be seen in Note D. Investment Partnerships and Other Entities.

See Note D for a further discussion of PMV Consumer Acquisition Corp. as well as its registration statement, Annual Report on Form 10-K/A for the year ended December 31, 2020, and Quarterly Reports on Form 10-Q, which are all located on the U.S. Securities and Exchange Commission website https://www.sec.gov under the symbol PMVC.

AC Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company currently holds 2,485,900 shares as of September 30, 2021.

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

Investment in Marketable Securities held in trust account

Marketable securities of our consolidated SPAC, PMV, are held in short-term investments such as money market funds that invest primarily in U.S. Treasury Bills or directly in U.S. Treasury Bills. At December 31, 2020 such investments were accounted for as held to maturity. During the nine-month period ended September 30, 2021, those held to maturity investments matured and were invested primarily in U.S. Treasury Bills recorded at fair value, which approximates their carrying values due to their short maturity profiles.

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

The Company’s major revenue sources are as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment advisory and incentive fees
Asset-based advisory fees	$1,280	$1,161	$3,712	$4,284
Performance-based advisory fees	64	8	120	8
Sub-advisory fees	670	696	2,795	2,132
	2,014	1,865	6,627	6,424

Other
Miscellaneous	98	80	299	550
	98	80	299	550

Total	$2,112	$1,945	$6,926	$6,974

C.  Investments in Securities

Investments in securities at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$49,993	$49,996	$344,367	$344,453
Equity Securities:
Common stocks	243,577	265,403	239,240	237,377
Mutual funds	507	1,359	546	1,294
Other investments	6,306	6,694	8,806	11,216
Total investments in securities	$300,383	$323,452	$592,959	$594,340

Investment in note receivable from affiliate	$5,066	$5,066	$-	$-

Investments in marketable securities held in trust	$175,085	$175,085	$175,040	$175,040

At September 30, 2021 and December 31, 2020 securities held in the trust account through PMV were comprised primarily of U.S. Treasury Bills which mature in less than one year with an amortized cost and fair value of approximately $175 million, respectively. Such investments are categorized as Level 1.

Investment in note receivable from affiliate relates to 2-Year Puttable and Callable Subordinated Notes due 2023 issued as part of a 2021 special dividend on GAMCO’s Class A Common Stock and Class B Common Stock. The Company has the intent to hold these investments until maturity, and as such they were recorded at amortized cost.

Securities sold, not yet purchased at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$10,459	$10,358	$14,369	$16,090
Other investments	3,326	3,245	1,209	1,481
Total securities sold, not yet purchased	$13,785	$13,603	$15,578	$17,571

Index
Investments in affiliated registered investment companies at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$38,008	$73,577	$76,462	$106,719
Mutual funds	49,069	68,948	48,395	63,886

Total investments in affiliated registered investment companies	$87,077	$142,525	$124,857	$170,605

D.  Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $36.1 million and $24.9 million at September 30, 2021, and December 31, 2020, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. The Company had investments in Affiliated Entities totaling $113.9 million and $99.1 million at September 30, 2021 and December 31, 2020, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the condensed consolidated statements of income.

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

PMV Consumer Acquisition Corp.

The Company has determined that PMV is a voting interest entity (VOE) and since the Sponsor has substantive control of PMV due to its ability to control the board of directors of PMV, the Sponsor consolidates the assets and liabilities of PMV and the results of its operations. The Company invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor commitment. The Sponsor is managed by Company executives. The Company has determined that the Sponsor is a variable interest entity (VIE) and that the Company is the primary beneficiary and therefore consolidates the assets and liabilities and results of operations of the Sponsor which includes PMV. However, neither AC nor PMV has a right to the benefits from nor do they bear the risks associated with the marketable securities held in trust assets held by PMV. Further, if the Company were to liquidate, the marketable securities held in trust assets would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors.

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

AC invested $10 million in the Class A units in PMV and the Sponsor invested $6.15 million in Private Warrants, both of which eliminate in the consolidation of PMV.

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

Index
The discount amount related to the issuance of redeemable noncontrolling interest is being amortized over a period of  18 months through an adjustment to additional paid-in capital and noncontrolling interest (proportionate to our ownership of the SPAC Sponsor) and is also adjusted periodically for income/loss allocated to redeemable noncontrolling interest.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of financial condition (in thousands):

	September 30, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total assets	$1,210,800	$223,433	$1,434,233
Liabilities and equity
Total liabilities	270,913	32,339	303,252
Redeemable noncontrolling interests	-	199,793	199,793
Total equity	939,887	(8,699)	931,188
Total liabilities and equity	$1,210,800	$223,433	$1,434,233

	December 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total assets	$947,807	$226,738	$1,174,545
Liabilities and equity
Total liabilities	46,418	19,910	66,328
Redeemable noncontrolling interests	-	206,828	206,828
Total equity	901,389	-	901,389
Total liabilities and equity	$947,807	$226,738	$1,174,545

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$2,657	$(545)	$2,112
Operating loss	(1,821)	1,652	(169)
Total other income, net	3,777	2,380	6,157
Income from continuing operations, net of taxes	1,473	4,031	5,504
Income attributable to noncontrolling interests	-	4,001	4,001
Net income/(loss)	$1,473	$30	$1,503

	Three Months Ended September 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$2,117	$(172)	$1,945
Operating loss	(2,637)	(915)	(3,552)
Total other income, net	12,040	1,967	14,007
Income from continuing operations, net of taxes	5,947	944	6,891
Loss from discontinued operations, net of taxes	(139)	-	(139)
Income attributable to noncontrolling interests	(7)	944	937
Net Income	$5,815	$-	$5,815

Index
	Nine Months Ended September 30, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$9,658	$(2,732)	$6,926
Operating loss	(13,830)	(3,115)	(16,945)
Total other income, net	78,710	6,744	85,454
Income from continuing operations, net of taxes	49,788	3,627	53,415
Income attributable to noncontrolling interests	-	3,641	3,641
Net income/(loss)	$49,788	$(14)	$49,774

	Nine Months Ended September 30, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$6,669	$305	$6,974
Operating loss	(6,462)	(1,391)	(7,853)
Total other expense, net	(34,182)	934	(33,248)
Loss from continuing operations, net of taxes	(31,678)	(565)	(32,243)
Loss from discontinued operations, net of taxes	(632)	-	(632)
Income attributable to noncontrolling interests	(7)	(565)	(572)
Net loss	$(32,303)	$-	$(32,303)

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

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	September 30, 2021	December 31, 2020

Cash and cash equivalents	$418	$1,925
Investments in securities (1)	16,758	20,739
Receivable from brokers	1,174	2,784
Investments in partnerships and affiliates	-	376
Other assets	10	7,105
Accrued expenses and other liabilities	(61)	(138)
Nonredeemable noncontrolling interests	(797)	(2,451)
Redeemable noncontrolling interests	(567)	(12,661)
AC Group’s net interests in consolidated VIEs	$16,935	$17,679

(1) Includes $6.15 million in private placement warrants eliminated in consolidation of PMV

Index
 Voting Interest Entities

The following table presents the balances related to PMV and another investment partnership that are consolidated as VOE’s and included on the consolidated statements of financial condition as well as the Company’s net interest in these VOE’s (in thousands):

	September 30, 2021	December 31, 2020

Cash and cash equivalents	$9,439	$5,558
Investments in securities	87,103	93,780
Receivable from brokers	27,249	15,230
Investments in marketable securities held in trust	175,085	175,040
Other assets	338	322
Securities sold, not yet purchased	(1,216)	(8,057)
Accrued expenses and other liabilities	(25,709)	(11,840)
PMV warrant liability	(5,590)	-
Redeemable noncontrolling interests	(199,226)	(194,167)
AC Group’s net interests in consolidated VOEs	$67,473	$75,866

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

Index
The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	September 30, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$564,039	$-	$-	$564,039
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	49,996	-	-	49,996
Common stocks	260,421	2,917	2,064	265,402
Mutual funds	1,359	-	-	1,359
Other	4,896	1,254	545	6,695
Total investments in securities	316,672	4,171	2,609	323,452
Investments in affiliated registered investment companies:
Closed-end funds	71,577	-	2,000	73,577
Mutual funds	68,948	-	-	68,948
Total investments in affiliated registered investment companies	140,525	-	2,000	142,525
Total investments held at fair value	457,197	4,171	4,609	465,977
Total assets at fair value	$1,021,236	$4,171	$4,609	$1,030,016
Liabilities
Common stocks	$10,358	$-	$-	$10,358
Other	2,195	1,050	-	3,245
Securities sold, not yet purchased	12,553	1,050	-	13,603
PMV warrant liability	-	-	5,590	5,590
Total liabilities at fair value	$12,553	$1,050	$5,590	$19,193

Index
	December 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$34,010	$-	$-	$34,010
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	344,453	-	-	344,453
Common stocks	231,901	5,440	36	237,377
Mutual funds	1,294	-	-	1,294
Other	6,133	621	4,462	11,216
Total investments in securities	583,781	6,061	4,498	594,340
Investments in affiliated registered investment companies:
Closed-end funds	104,719	-	2,000	106,719
Mutual funds	63,886	-	-	63,886
Total investments in affiliated registered investment companies	168,605	-	2,000	170,605
Total investments held at fair value	752,386	6,061	6,498	764,945
Total assets at fair value	$786,396	$6,061	$6,498	$798,955
Liabilities
Common stocks	$16,090	$-	$-	$16,090
Other	543	938	-	1,481
Securities sold, not yet purchased	$16,633	$938	$-	$17,571

The following table presents additional information about assets and liabilities by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Common Stocks	Other	Total	Common Stocks	Other	Total
Assets:
Beginning balance	$51	$6,084	$6,135	$36	$4,988	$5,024
Total gains/(losses)	(6)	(483)	(489)	-	17	17
Purchases	-	9	9	-	-	-
Sales	-	-	-	-	-	-
Transfers	-	-	-	-	-	-
Other	-	(1,046)	(1,046)	-	-	-
Ending balance	$45	$4,564	$4,609	$36	$5,005	$5,041
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$(6)	$(483)	$(489)	$-	$17	$17

	PMV Warrant Liability	Other	Total	PMV Warrant Liability	Other	Total
Liabilities:
Beginning balance	$7,508	$-	$7,508	$-	$-	$-
Total (gains)/losses	(1,918)	-	(1,918)	-	-	-
Issuances	-	-	-	-	-	-
Ending balance	$5,590	$-	$5,590	$-	$-	$-
Changes in net unrealized (gain)/loss included in Net (gain)/loss from investments related to level 3 assets still held as of the reporting date	$(1,918)	$-	$(1,918)	$-	$-	$-

Index
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Common Stocks	Other	Total	Common Stocks	Other	Total
Assets:
Beginning balance	$36	$6,462	$6,498	$89	$4,134	$4,223
Total gains/(losses)	9	(547)	(538)	(53)	(6)	(59)
Purchases	-	53	53	-	-	-
Sales	-	-	-	-	(41)	(41)
Transfers	-	(358)	(358)	-	918	918
Other	-	(1,046)	(1,046)	-	-	-
Ending balance	$45	$4,564	$4,609	$36	$5,005	$5,041
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$9	$(547)	$(538)	$(53)	$(18)	$(71)

	PMV Warrant Liability	Other	Total	PMV Warrant Liability	Other	Total
Liabilities:
Beginning balance	$-	$-	$-	$-	$-	$-
Total (gains)/losses	(2,743)	-	(2,743)	-	-	-
Issuances	8,333	-	8,333	-	-	-
Ending balance	$5,590	$-	$5,590	$-	$-	$-
Changes in net unrealized (gain)/loss included in Net (gain)/loss from investments related to level 3 assets still held as of the reporting date	$(2,743)	$-	$(2,743)	$-	$-	$-

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended September 30, 2021, and 2020 there were no transfers into or out of Level 3.

During the nine months ended September 30, 2021, the Company transferred investments with a value of approximately $0.4 million from Level 3 to Level 1 due to increased availability of market price quotations. For the nine months ended September 30, 2020, the Company transferred an investment with a value of approximately $0.9 million from Level 1 to Level 3 due to the unavailability of observable inputs.

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

Index
The following table presents the carrying amounts and estimated fair values of financial assets that are not measured at fair value on a recurring basis and their respective levels within the fair value hierarchy:

	As of September 30, 2021			As of December 31, 2020
Assets	Level Within Fair Value Hierarchy	Fair Value	Amortized Cost	Level Within Fair Value Hierarchy	Fair Value	Amortized Cost

Investment in note receivable from affiliate(1)	2	$5,066	$5,066	-	$-	$-
Total assets		$5,066	$5,066	-	$-	$-

(1) Included in Receivable and investment in note receivable from affiliates in the condensed consolidated statement of financial condition.

F.  Income Taxes

The effective tax rate (“ETR”) for the nine months ended September 30, 2021 and September 30, 2020 was 22.0% and 21.5%, respectively. The ETR in the year to date period of 2021 differs from the U.S. corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the deductibility of officers’ compensation, (c) the dividends received deduction, (d) the deferred tax asset valuation allowances related to the carryforward of charitable contributions, and (e) excluded income on certain consolidated entities. The ETR in the year to date period of 2020 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), the benefit of (b) the rate differential on the carryback of a net operating loss, and (c) deferred tax asset valuation allowances related to the carryforward of charitable contributions.

At September 30, 2021 the Company had net deferred tax liabilities, before valuation allowance of approximately $6.9 million that were recorded within income taxes payable in the condensed consolidated statement of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.5 million and $1.8 million as of September 30, 2021 and December 31, 2020, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

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

Index
The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except for per share amounts)	2021	2020	2021	2020

Income/loss from continuing operations	$5,504	$6,891	$53,415	$(32,243)
Less:
Income/(loss) attributable to noncontrolling interests	4,001	937	3,641	(572)
Net income/loss from continuing operations attributable to AC’s shareholders	$1,503	$5,954	$49,774	$(31,671)

Income/loss from discontinued operations	-	(139)	-	(632)
Net income/loss attributable to AC’s shareholders	$1,503	$5,815	$49,774	$(32,303)

Weighted average number of shares of Common Stock outstanding - basic	22,084	22,354	22,141	22,391

Weighted average number of shares of Common Stock outstanding - diluted	22,084	22,354	22,141	22,391

Basic
Net income/(loss) from continuing operations	$0.07	$0.27	$2.25	$(1.41)
Net income/(loss) from discontinued operations	-	(0.01)	-	(0.03)
Net income/(loss) attributable to AC’s shareholders per share	$0.07	$0.26	$2.25	$(1.44)

Diluted
Net income/(loss) from continuing operations	$0.07	$0.27	$2.25	$(1.41)
Net income/(loss) from discontinued operations	-	(0.01)	-	(0.03)
Net income/(loss) attributable to AC’s shareholders per share	$0.07	$0.26	$2.25	$(1.44)

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

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on September 30, 2021 and December 31, 2020, the total liability recorded by the Company in compensation payable as of September 30, 2021 and December 31, 2020, with respect to the Phantom RSAs was $2.1 million and $1.8 million, respectively.

Index
The condensed consolidated statements of income includes the following expense related to our stock-based compensation arrangements, which is included in compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,		Remaining Expense to be Recognized if All Vesting	Weighted Average Remaining Contractual
	2021	2020	2021	2020	Conditions Are Met	Term (in years)

Phantom restricted stock awards	$365	$61	$1,223	$(310)	6,264	2.30
Total	365	61	1,223	(310)	6,264

The following table summarizes Phantom RSA activity:

	RSA’s	Weighted Average Grant Date Fair Value
Balance at January 1, 2021	155,500	$36.42
Granted	100,500	35.82
Forfeited	(8,000)	36.64
Vested	(25,095)	37.40
Balance at September 30, 2021	222,905	$36.03

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

For the three month periods ended September 30, 2021 and September 30, 2020, the Company repurchased 39 thousand and 30 thousand shares at an average price of $36.19 and $37.03 per share for a total investment of $1.4 million and $1.1 million, respectively. For the nine month periods ended September 30, 2021 and September 30, 2020, the Company repurchased 0.2 million and 0.1 million shares at an average price of $35.37 and $37.86 per share for a total investment of $7.5 million and $5.4 million, respectively.

As of September 30, 2021, the maximum number of shares that may be purchased under the plans or programs is 681,446.

Dividends

During the three and nine months ended September 30, 2021 and 2020, respectively the Company declared dividends of $0.10 per share to class A and class B shareholders.

I.  Goodwill

At September 30, 2021, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended September 30, 2021 or September 30, 2020, and as such there was no impairment analysis performed or charge recorded.

J.  Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at September 30, 2021.

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

Operating results for the period from January 1, 2020 through September 30, 2020, were as follows:

Nine Months Ended September 30, 2020

Revenues
Institutional research services	$2,924
Other	36
Total revenues	2,960
Expenses
Compensation	2,276
Other operating expenses	1,699
Total expenses	3,975
Operating loss	(1,015)
Other income (expense)
Net loss from investments	(8)
Interest and dividend income	81
Total other income, net	73
Income/(loss) from discontinued operations before income taxes	(942)
Income tax provision/(benefit)	(205)
Income/(loss) from discontinued operations, net of taxes	(737)
Net income/(loss) attributable to noncontrolling interests	(105)
Net income/(loss) attributable to AC shareholders discontinued operations, net of taxes	$(632)

For the nine-month period ended September 30, 2020, operating cash flows from discontinued operations was $114 thousand provided by operating activities. There was no investing or financing cash flows for the period.

L. Subsequent Events

On November 5, 2021, AC's board of directors declared a semi-annual dividend of $0.10 per share, which is payable on December 15, 2021 to Class A and Class B shareholders of record on December 1, 2021.

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

Index
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

The historical financial results of Morgan Group have been reflected in the Company’s condensed consolidated financial statements as discontinued operations for all periods presented through September 30, 2020.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the United States. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of the year, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, some of which have been approved and have begun to be distributed, the markets have rebounded strongly. The pandemic and resulting economic dislocations did not have a significant adverse impact on our AUM. As a result of this pandemic, many of our employees (“teammates”) were working remotely.

However, there was no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan. The Company’s remote work arrangements were mostly discontinued as of July 2021.

Financial Highlights

The following is a summary of the Company’s financial performance for the Quarters ended September 30, 2021 and 2020:

($000s except per share data or as noted)

	Third Quarter
	2021	2020
AUM - end of period (in millions)	$1,680	$1,251
AUM - average (in millions)	1,651	1,280
Net income/(loss) per share-diluted	$0.07	$0.26
Book Value Per Share	$42.24	$38.25

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

Management fee expense is incentive-based compensation equal to 10% of adjusted aggregate pre-tax profits paid to the Executive Chairman or his designees for his services pursuant to an employment agreement.

Index
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

Consolidated Statements of Financial Condition

We ended the third quarter of 2021 with approximately $947 million in cash and investments, net of securities sold, not yet purchased of $14 million and net of payables to broker of $225 million relating to an unsettled T-bill rollover trade. This includes $344.5 million of cash and cash equivalents (net of the unsettled T-bill rollover); $50 million of short-term U.S. Treasury obligations; $260 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $65.6 million; and $292 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $74 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $932 million or $42.24 per share as of September 30, 2021, compared to $899 million or $40.36 per share as of December 31, 2020. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2020 was largely attributable to income for the year. Accumulated accretion of redeemable noncontrolling interest is expected to reverse upon the consummation of a business combination which is expected to result in the deconsolidation of PMV SPAC.

Index
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Investment advisory and incentive fees	$2,014	$1,865	$6,627	$6,424
Other	98	80	299	550
Total revenues	2,112	1,945	6,926	6,974
Expenses
Compensation	2,819	3,026	11,710	8,405
Management fee	226	-	7,209	-
Other operating expenses	(764)	2,471	4,952	6,422
Total expenses	2,281	5,497	23,871	14,827

Operating loss	(169)	(3,552)	(16,945)	(7,853)
Other income (expense)
Net gain/(loss) from investments	5,676	15,603	79,303	(34,770)
Interest and dividend income	1,119	1,218	9,119	4,675
Interest expense	(97)	(32)	(251)	(146)
Shareholder-designated contribution	(541)	(2,782)	(2,717)	(3,007)
Total other income (expense), net	6,157	14,007	85,454	(33,248)
Income/(loss) before income taxes	5,988	10,455	68,509	(41,101)
Income tax expense/(benefit)	484	3,564	15,094	(8,858)
Income/(loss) from continuing operations, net of taxes	5,504	6,891	53,415	(32,243)
Income/(loss) from discontinued operations, net of taxes	-	(139)	-	(632)
Income/(loss) before noncontrolling interests	5,504	6,752	53,415	(32,875)
Income/(loss) attributable to noncontrolling interests	4,001	937	3,641	(572)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$1,503	$5,815	$49,774	$(32,303)

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic - Continuing operations	$0.07	$0.27	$2.25	$(1.41)
Basic - Discontinued operations	-	(0.01)	-	(0.03)
Basic – Total	$0.07	$0.26	$2.25	$(1.44)

Diluted - Continuing operations	$0.07	$0.27	$2.25	$(1.41)
Diluted - Discontinued operations	-	(0.01)	-	(0.03)
Diluted - Total	$0.07	$0.26	$2.25	$(1.44)

Weighted average shares outstanding:
Basic	22,084	22,354	22,141	22,391
Diluted	22,084	22,354	22,141	22,391

Index
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Overview

Our operating loss for the quarter was $0.2 million compared to $3.6 million for the comparable quarter of 2020. The decrease in operating loss was driven by lower other operating expenses of $(3.2) million mainly attributable to our consolidated funds. Other income was a gain of $6.2 million in the 2021 quarter compared to a gain of $14.0 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax expense in the current quarter of $0.5 million compared to expense of $3.6 million in the prior year’s quarter. Consequently, our current quarter net income was $1.5 million, or $0.07 per diluted share, compared to net income of $5.8 million, or $0.26 per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $2.1 million for the quarter ended September 30, 2021, $0.2 million higher than the prior year’s period.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $2.0 million for 2021, $0.1 million higher than the comparable quarter of 2020. AUM of $1.7 billion was 34.3% higher than the prior year quarter. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. Unrecognized incentive fees amounted to $9.4 million for the quarter ended September 30, 2021 and $1.1 million for the quarter ended September 30, 2020.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $2.8 million for the three months ended September 30, 2021, compared to $3.0 million for the three months ended September 30, 2020. Fixed compensation, which includes salaries and benefits and stock based compensation, increased to $1.8 million for the 2021 period from $1.7 million in the prior year. For the three months ended September 30, 2021 and 2020, stock-based compensation was $0.4 million and $0.1 million, respectively. The increase was due to a new grant in May 2021 and the recovery of AC stock prices during 2021. Discretionary bonus accruals were $0.5 million in the 2021 and 2020 periods. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2021, these variable payouts were $0.5 million, down $0.3 million from $0.8 million in 2020.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $0.2 million for the three-month period ended September 30, 2021. No management fee expense was recorded for the three-month period ended September 30, 2020 due to the year to date pre-tax loss.

Other operating expenses were $(0.8) million during the three months ended September 30, 2021 compared to $2.5 million in the prior year.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $5.7 million in the 2021 quarter versus $15.6 million in the comparable 2020 quarter, the decrease driven by September 2021 market performance coupled with last year's recovery from the market's COVID-19 sell off.

Interest and dividend income decreased to $1.1 million in the 2021 quarter from $1.2 million in the 2020 quarter.

Shareholder-designated contributions decreased to $0.5 million in the 2021 quarter from $3 million in the prior year’s quarter.

Index
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Overview

Our operating loss for the year to date period was $16.9 million compared to $7.9 million for the comparable period of 2020. The increase in operating loss was attributable to higher management fees of $7.2 million, higher operating expenses due to higher compensation costs of $3.3 million due to an increase in stock compensation costs of $1.5 million and an increase in variable performance-based compensation of $1.7 million, these increases were partially offset by lower other operating expenses of $1.5 million. Other income was comprised of a gain of $85.5 million in the 2021 period compared to a loss of $33.2 million in the prior year’s period primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded income tax expense in the current year to date period of $15.1 million compared to a benefit of $8.9 million in the prior year’s period. Consequently, our current period net income was $49.8 million, or $2.25 per diluted share, compared to net loss of $32.3 million, or $(1.44) per diluted share, in the prior year’s comparable period.

Revenues

Total revenues were $6.9 million for the year to date period ended September 30, 2021, in line with the prior year’s period.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $6.6 million for 2021, an increase of $0.2 from the comparable period of 2020.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $11.7 million for the nine months ended September 30, 2021, compared to $8.4 million for the nine months ended September 30, 2020. Fixed compensation, which includes salaries and benefits and stock based compensation, increased to $5.9 million for the 2021 period from $4.6 million in the prior year. For the nine months ended September 30, 2021 and 2020, stock-based compensation was $1.2 million and $(0.3) million, respectively. The increase was mainly attributable to the recovery of AC stock prices during 2021. Discretionary bonus accruals were $1.7 million in 2021 and $1.6 million in the 2020 period. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2021, these variable payouts were $4.2 million, up $1.7 million from $2.5 million in 2020.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. AC recorded management fee expense of $7.2 million for the nine-month period ended September 30, 2021. No management fee expense was recorded for the nine-month period ended September 30, 2020 due to the year to date pre-tax loss.

Other operating expenses were $5.0 million during the first nine months of 2021 compared to $6.4 million in the prior year.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $79.3 million in the 2021 period versus a loss of $(34.8) million in the comparable 2020 period reflecting mark-to-market changes in the value of our investments due to the recovery of market values from the COVID-19 pandemic.

Interest and dividend income increased to $9.1 million in the 2021 period from $4.7 million in the 2020 period primarily due to the special dividend declared on our holdings of GAMCO in the 2021 period.

Shareholder-designated contributions decreased to $2.7 million in the 2021 period from $3.0 million in the prior year’s period.

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

Index
Assets under management were $1.7 billion as of September 30, 2021, an increase of 24.4% and 34.3% over the December 31, 2020 and September 30, 2020 periods, respectively. The changes were attributable to market appreciation/(depreciation) and investor net inflows.

Assets Under Management (in millions)

							% Change From
	September 30, 2021		December 31, 2020		September 30, 2020		December 31, 2020	September 30, 2020
Event Merger Arbitrage		$1,438		$1,126		$1,091	27.71	31.81
Event-Driven Value		198		180		105	10.00	88.57
Other		44		45		55	(2.22)	(20.00)
Total AUM	$	$ 1,680	$	$ 1,351	$	$ 1,251	24.35	34.29

Fund flows for the three months ended September 30, 2021 (in millions):

	June 30, 2021	Market Appreciation/ (Depreciation)	Net Cash Flows	September 30, 2021
Event Merger Arbitrage	$1,364	$(10)	$84	$1,438
Event-Driven Value	201	(3)	-	198
Other	46	-	(2)	44
Total AUM	$1,611	(13)	$82	$1,680

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management increased on a net basis by $69 million for the quarter ended September 30, 2021 due to net inflows of $82 million, partially offset by market losses of $13 million.

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

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) from continuing operations:
Operating activities	$488,071	$(272,203)
Investing activities	53,254	(176,792)
Financing activities	(11,058)	154,211
Net increase from continuing operations	530,267	(294,784)
Cash and cash equivalents at beginning of period	39,509	342,001
Cash and cash equivalents at end of period	$569,776	$47,331

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At September 30, 2021, we had cash and cash equivalents of $569.8 million which includes $225 million relating to an unsettled T-bill rollover trade, cash and cash equivalents excluding this item was $344.5, Investments in U.S. Treasury Bills of $50.0 million, and $259.9 million of investments net of securities sold, not yet purchased of $13.6 million. Included in cash and cash equivalents are $9.9 million as of September 30, 2021 which were held by consolidated investment funds and may not be readily available for the Company to access.

Index
Net cash provided by operating activities was $488.1 million, which includes the impact of the $225 million unsettled T-bill rollover trade, for the nine months ended September 30, 2021. Excluding the impact of that unsettled rollover, net cash provided by operating activities was $262.8 million, due to $288.5 million of net decreases of securities and net contributions to investment partnerships and our net income of $53.4 million, offset by $73.1 million of adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes, and $6.0 million of net receivables/payables. Net cash provided by investing activities was $53.3 million due to purchases of securities of $2.4 million offset by proceeds from sales of securities of $16.7 million and return of capital on securities of $39.0 million. Net cash used in financing activities was $11.1 million resulting from stock buyback payments of $7.5 million and dividends paid of $2.2 million.

Net cash used in operating activities from continuing operations was $272.2 million for the nine months ended September 30, 2020 due to $283.1 million of increases in trading securities, our net loss of $32.3 million, and net receivables/payables of $6.1 million, partially offset by net distributions from investment partnerships of $20.6 million and $28.7 million of adjustments for noncash items, primarily losses on investments securities and partnership investments and deferred taxes. Net cash used in investing activities from continuing operations was $176.8 million due to the investment of cash in a trust account by the PMV SPAC of $175 million, the purchase of a building for $11.1 million and purchases of securities of $0.4 million, partially offset by proceeds from sales of securities of $8.4 million and return of capital on securities of $1.3 million. Net cash provided by financing activities from continuing operations was $154.2 million resulting from contributions from redeemable non-controlling interests of $162.6 million and nonredeemable non-controlling interests of $2.1 million reduced by dividends paid of $4.5 million and stock buyback payments of $5.4 million. Cash provided by discontinued operations from the spin-off of MGHL were $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our current management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based on this evaluation of our disclosure controls and procedures management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of a material weakness in our internal control over financial reporting, as further described below.

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

Index
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weakness described below, that we did not maintain effective internal control over financial reporting as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are working to remediate the material weakness as quickly and efficiently as possible and expect that the material weakness will be remediated by the end of fiscal 2021. This expected timing incorporates management's continued efforts to strengthen processes, controls and policies as described above, as well as the necessary steps required to perform a management assessment of our internal controls. Notwithstanding the material weakness described above, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with generally accepted accounting principles.

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

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated financial condition, operations, or cash flows at September 30, 2021. See also Note J, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part II, Item 8 of this Form 10-Q.

ITEM 1A:	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:	Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
07/01/21 - 07/31/21	2,306	$36.95	2,306	717,717
08/01/21 - 08/31/21	23,667	36.15	23,667	694,050
09/01/21 - 09/30/21	12,604	36.14	12,604	681,446
Totals	38,577	$36.19	38,577

Index
ITEM 6:	(a) Exhibits

Exhibit Number	Description of Exhibit

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

31.1	Certification of CEO pursuant to Rule 13a-14(a).

Index
31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/	Timothy H. Schott
Name:	Timothy H. Schott
Title:	Chief Financial Officer

Date: November 8, 2021