Form 10-K
period 2021-12-31
Associated Capital Group, Inc.
filed 2022-03-17
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 001-37387

Associated Capital Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3965991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

191 Mason Street, Greenwich, CT 06830	(203) 629-9595
(Address of principal executive offices)(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	AC	New York Stock Exchange

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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $124,403,412.

As of March 11, 2022, 3,088,197 shares of class A common stock and 18,962,754 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chair, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 36,758 shares of class A and class B common stock, respectively. In additional, there are 222,905 Phantom Restricted Stock Awards outstanding as of December 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Associated Capital Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

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

Definitions

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries through which our operations are actually conducted. “GAMCO”, “GBL”, or similar terms refers to our former parent GAMCO Investors, Inc.

The information provided in response to Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

PART 1:	OVERVIEW

Giving Back to Society - (Y)our “S” in ESG

AC seeks to be a good corporate citizen in our community through the way we conduct our business activities as well as by other measures such as serving our community, and sponsoring local organizations.

Continuing in the Company’s tradition of shareholder charitable giving, on November 5, 2021, the Board of Directors of Associated Capital approved a $0.30 per share shareholder designated charitable contribution (“SDCC”) for registered shareholders. This is a 50% increase from last year’s $0.20 per share contribution. AC’s total contribution, based on the shares registered as of December 1, 2021, is approximately $6.0 million, of which approximately $1.2 million was received from a comparable SDCC program by the GAMCO Investors, Inc., which declared a $0.50 per share SDCC on our 2.4 million shares. Since November 2015, Associated Capital’s SDCC program of corporate giving has resulted in nearly $31 million in donations to over 160 501(c)(3) organizations across the United States.

ITEM 1:	BUSINESS

(Y)our Business

We are a Delaware corporation, incorporated in 2015, that provides alternative investment management services and operates a direct investment business that over time invests in businesses that fit our criteria. Additionally, we derive income from proprietary investments.

Alternative Investment Management

We conduct our investment management activities through our wholly-owned subsidiary Gabelli & Company Investment Advisers, Inc. (“GCIA”) and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”). GCIA is an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). GCIA and Gabelli & Partners together serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets across a range of risk and event arbitrage portfolios and in equity event-driven value strategies. The business earns management and incentive fees from its advisory activities. Management fees are largely based on a percentage of assets under management (“AUM”). Incentive fees are based on a percentage of the investment returns of certain client portfolios.

We manage assets on a discretionary basis and invest in a variety of U.S. and foreign securities mainly in the developed global markets. We primarily employ absolute return strategies with the objective of generating positive returns. We serve a wide variety of investors globally including private wealth management clients, corporations, corporate pension and profit-sharing plans, foundations and endowments, as well as serving as sub-advisor to certain third-party investment funds.

In merger arbitrage, the goal is to earn absolute positive returns. We introduced our first limited partnership, Gabelli Arbitrage (renamed Gabelli Associates), in February 1985. Our typical investment process begins at the time of deal announcement, buying shares of the target at a discount to the stated deal terms, earning the spread until the deal closes, and reinvesting the proceeds in new deals in a similar manner. By owning a diversified portfolio of transactions, we mitigate the adverse impact of singular deal-specific risks. Since inception, we have compounded net annual returns of 7.4% with 35 of 37 positive years, net, overall.  As a result, a $10 million investment by a tax free vehicle in this fund at its inception would be worth more than $138 million as of December 31, 2021. In addition, the value of such an investment would have exhibited significantly less volatility than that of broad equity indices.

As the business and investor base expanded, we launched an offshore version in 1989. Building on our strengths in global event-driven value investing, several investment vehicles have been added to balance investors’ geographic, strategic and sector-specific needs. Today, we manage investments in multiple categories, including merger arbitrage, event-driven value and other strategies.

Lastly, during 2021 our Board of Directors approved the launch of a private equity fund.

Assets Under Management

As of December 31, 2021, we managed approximately $1.78 billion in assets. The following table sets forth AC’s total AUM, including investment funds and separately managed accounts, for the dates shown (in millions):

	December 31,
	2021	2020

Merger Arbitrage	$1,542		$1,126
Event-Driven Value (a)	195		180
Other (b)	44		45
Total (c)	$1,781	$	$ 1,351

(a)	Excluding merger arbitrage.
(b)	Includes investment vehicles focused on private equity, merchant banking, non-investment-grade credit and capital structure arbitrage.
(c)	Includes $238 and $235 of proprietary capital, respectively.

Proprietary Capital

Proprietary capital is earmarked for our direct investment business that invests in new and existing businesses, using a variety of techniques and structures. We launched our direct private equity and merchant banking activities in August 2017. The direct investment business is developing along three core pillars:
•	Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fund-less” sponsor.
•
Gabelli Special Purpose Acquisition Vehicles (“SPAC”), which commenced in 2018 with the launch of the Gabelli Value for Italy S.p.a., a general sector SPAC (VALU) that was listed on the London Stock Exchange’s Borsa Italiana AIM segment.

•	Finally, Gabelli Principal Strategies Group, LLC (“GPS”) was created to pursue strategic operating initiatives broadly.

Our direct investing efforts are organized to invest in various ways, including growth capital, leveraged buyouts and restructurings, with an emphasis on small and mid-sized companies. Our investment sourcing is across a variety of channels including direct owners, private equity funds, classic agents, and corporate carve outs (which are positioned for accelerated growth, as businesses seek to enhance shareholder value through financial engineering). The Company’s direct investing vehicles allow us to acquire companies and create long-term value with no pre-determined exit timetable. The SPAC vehicles leverage our capital markets expertise and act to expand deal flow in target industries.

On September 22, 2020, Associated Capital completed the $175 million initial public offering of its special purpose acquisition corporation (“SPAC”), PMV Consumer Acquisition Corp. (NYSE:PMVC).  PMV Consumer Acquisition Corp. (“PMV”) was created to pursue an initial business combination following the consumer globally with companies having an enterprise valuation in the range of $200 million to $3.5 billion.

We have a proprietary portfolio of cash and investments which we expect to use to invest primarily in funds that we will manage, provide seed capital for new products, including SPACs that we or our affiliates sponsor, expand our geographic presence, develop new markets and pursue strategic acquisitions and alliances.

Morgan Group Holding Co. Spin-Off

On March 16, 2020, the Company’s Board of Directors approved the spin-off of Morgan Group Holding Co. (“Morgan Group”) to AC’s shareholders. On August 5, 2020, AC distributed its 83.3% stake in Morgan Group to shareholders of record as of July 30, 2020.  Following the 1 for 100 reverse split on June 10, 2020, AC shareholders received approximately 0.022356 shares of Morgan Group common stock for each share of AC common stock they held.

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

Continuing an Active Fundamental Investment Approach

Since 1985, our results demonstrate our core competence in event driven investing through market cycles. Our “Private Market Value (PMV) with a Catalyst™” investing approach remains the principal management philosophy guiding our investment operations. This method is based on investing principles first articulated by Graham & Dodd, and further refined by our Executive Chair, Mario J. Gabelli.

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

Opportunities in Private Equity

One of our initiatives is to launch a private equity business to take advantage of the opportunities in the market place.

Pursuing Partnerships and Joint Ventures

We plan to pursue partnerships and joint ventures with firms that fit with AC’s product quality and that can provide Asian/European distribution capabilities that would complement our U.S. equity product expertise. We expect to target opportunities for investors interested in non-market correlated returns.

Competition

The alternative asset management industry is intensely competitive. We face competition in all aspects of our business from other managers in the United States and around the globe. We compete with alternative investment management firms, insurance companies, banks, brokerage firms and financial institutions that offer products that have similar features and investment objectives. Many of these investment management firms are subsidiaries of large diversified financial companies and may have access to greater resources than we do. Many are larger in terms of AUM and revenues and, accordingly, have larger investment and sales organizations and related budgets. Historically, we have competed primarily on the basis of the long-term investment performance of our investment products. We have recently taken steps to increase our distribution channels, brand awareness and marketing efforts.

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

The Patriot Act

The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws and mandates various regulations applicable to financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside of the United States contain some similar provisions. Our failure to comply with these requirements as applicable to us could have a material adverse effect on us.

Laws and Other Issues Relating to Taking Significant Equity Stakes in Companies

Investments by AC, its affiliates, and those made on behalf of their respective advisory clients and Investment Partnerships often represent a significant equity ownership position in an issuer’s equity. This may be due to the fact that AC is deemed to be a member of a “group” that includes GAMCO, an entity under common control with AC, and, therefore, may be deemed to beneficially own the securities owned by other members of the group under applicable securities regulations. As of December 31, 2021, by virtue of being a member of the group, AC was deemed to hold five percent or more beneficial ownership with respect to approximately 80 equity securities. This activity raises frequent regulatory, legal and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ stockholder rights plans or “poison pills;” various federal and state regulatory limitations, including (i) state gaming laws and regulations, (ii) federal communications laws and regulations; (iii) federal and state public utility laws and regulations, (iv) federal proxy rules governing stockholder communications; and (v) federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

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

Brexit Impact

Through The European Union (Withdrawal) Act of 2018, GSIL UK remained subject to the requirements of MiFID II as in effect on December 31, 2021 (the “Transition End Date”). MiFID II, sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. MiFID II also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms set out in the Capital Requirements Directive. This directive includes requirements not only on capital, but also governance and remuneration as well. The obligations introduced through these directives have a direct effect on some of our European operations. The Company cannot assure you the extent to which the future amendments to or replacement of MiFID II or other EU regulations will be adopted into UK law and continue to apply to GSIL UK after the Transition End Date.

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

Employees

On March 11, 2022, we had a full-time staff of  25 teammates, of whom  8 served in the portfolio management, research and trading areas, 8 served in the marketing and shareholder servicing areas and 9 served in the finance, legal, operations and administrative areas. We also avail ourselves of services provided by GAMCO in accordance with a transitional services agreement that was entered into with GAMCO as part of AC’s spin-off from GAMCO on November 30, 2015.

Status as a Smaller Reporting Company

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K. As a result, we are eligible to take advantage of certain exemptions from various reporting requirements that are not available to other public companies that are not “smaller reporting companies.”

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

Our offices are owned by a wholly owned subsidiary of AC and are located at 191 Mason Street, Greenwich, CT 06830. A portion of the office space is leased to affiliates. During 2021 AC received $118.1 thousand from affiliates (primarily GAMCO) pursuant to lease agreements for this property.

AC acquired 3 St. James Place, London, UK on March 3, 2020 which is fully leased to GAMCO in 2021. During 2021 AC received $275.4 thousand from GAMCO pursuant to the lease agreement for this property.

During 2021 and 2020, AC paid $73.7 thousand and $144 thousand, respectively, to GAMCO pursuant to a sublease based on the percentage of square footage occupied by several AC teammates (including pro rata allocation of common space) at GAMCO’s offices at One Corporate Center, Rye, NY 10580.

ITEM 3:	LEGAL PROCEEDINGS

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated financial condition, operations, or cash flows at December 31, 2021. See also Note L, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Stock, Dividends and Stock Repurchase Program

Shares of our Class A common stock are traded on the New York Stock Exchange under the symbol AC.

As of March 11, 2022, there were 109 and 21 holders of record of the Company’s Class A and Class B common stock, respectively. These figures do not include beneficial holders of Class A shares held in “street” name at various brokerage firms.

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

The following table provides information for our repurchase of our Class A common stock during the quarter ended December 31, 2021.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/01/21 - 10/31/21	2,276	$36.86	2,276	679,170
11/01/21 - 11/30/21	2,026	36.08	2,026	677,144
12/01/21 - 12/31/21	-	-	-	677,144
Totals	4,302	$36.49	4,302

We have adopted the 2015 Stock Award and Incentive Plan (the “Equity Compensation Plan”). A maximum of 2.0 million shares of Class A Stock have been reserved for issuance as approved by the Company’s stockholders at the annual meeting of stockholders held on May 3, 2016. The Company withdrew the registration statement covering the issuance of those shares as of December 29, 2017.

The number of shares remaining available for future issuance under equity compensation plans is 1.3 million.

ITEM 6:	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and spread quickly to numerous countries, including the United States. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In the remainder of 2020 and continuing through 2021, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of COVID-19 vaccines, the markets have rebounded strongly. The pandemic and resulting economic dislocations did not have a significant adverse impact on our AUM. As a result of this pandemic, the majority of our employees (“teammates”) were working remotely. The Company’s remote work arrangements were mostly discontinued as of July 2021. As restrictions around the globe begin to lift, our teams will once again seek to meet and engage our current and prospective investors in their local jurisdictions.

There continues to be no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Financial Highlights

Financial Performance

The following is a summary of the Company’s financial performance for the Quarters and Years ended December 31, 2021 and 2020:

($000s except per share data or as noted)

	Fourth Quarter		Full Year
	2021	2020	2021	2020
AUM - end of period (in millions)	$1,781	$1,351	$1,781	$1,351
AUM - average (in millions)	1,735	1,286	1,595	1,399
Net income/(loss) per share-diluted	$0.43	$2.29	$2.68	$0.84
Book Value Per Share	$42.48	$40.36	$42.48	$40.36

Financial Condition Overview

The Company consolidates certain investment partnerships and other entities for which it has a controlling financial interest. The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the consolidated statements of financial condition (in thousands):

	December 31, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash	315,009	4,039	319,048
Investments	606,382	16,709	623,091
Other	69,713	191,484	261,197
Total assets	$991,104	$212,232	$1,203,336
Liabilities and equity
Total liabilities	45,024	20,510	65,534
Redeemable noncontrolling interests	-	202,456	202,456
Total Associated Capital Group, Inc. equity(1)	946,080	(8,978)	937,102
Noncontrolling interests(1)	-	(1,756)	(1,756)
Total liabilities and equity	$991,104	$212,232	$1,203,336

	December 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash	32,347	7,162	39,509
Investments	869,751	19,188	888,939
Other	45,709	200,388	246,097
Total assets	$947,807	$226,738	$1,174,545
Liabilities and equity
Total liabilities	46,418	19,910	66,328
Redeemable noncontrolling interests	-	206,828	206,828
Total equity	901,389	-	901,389
Total liabilities and equity	$947,807	$226,738	$1,174,545

(1) Debit adjustments to Associated Capital Group, Inc. equity and noncontrolling interests reflects the amortization of the discount related to the issuance of PMV SPAC’s redeemable noncontrolling interest. The discount is amortized over a period of 18 months through an adjustment to additional paid-in capital and noncontrolling interest (proportionate to ownership interest in PMV Sponsor) and is also adjusted periodically for income/loss allocated to redeemable noncontrolling interest.

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service.  In light of the ongoing dynamics created by COVID-19 and its impact on the global economy and markets, we could experience higher volatility in short-term returns of our funds.

Incentive fees generally consist of an incentive allocation on the absolute gain in a portfolio generally equating to 15-20% of the economic profit, as defined in the agreements governing the investment vehicle or account. We recognize such revenue only when the measurement period has been completed or at the time of an investor redemption.

Compensation includes variable and fixed compensation and related expenses paid to officers, portfolio managers, sales, trading, research and all other professional staff. Variable compensation is paid to sales personnel and portfolio management and may represent up to approximately 55% of revenues.

Management fee expense is incentive-based equal to 10% of adjusted aggregate pre-tax profits paid to the Executive Chair or his designees for his services pursuant to an employment agreement.

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

Consolidated Statements of Financial Condition

We ended 2021 with approximately $942 million in cash and investments, net of securities sold, not yet purchased of $13 million. This includes $319 million of cash and cash equivalents; $61 million of short-term U.S. Treasury obligations; $260 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $60.4 million; and $289 million invested in affiliated and third-party funds and partnerships, including investments in closed end funds managed by an affiliate (primarily GAMCO) which have a value of $64 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity attributable to shareholders of the Company was $937 million or $42.48 per share as of December 31, 2021, compared to $899 million or $40.36 per share as of the prior year-end. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2020 was largely attributable to net income for the year, partially offset by dividends, share repurchases and the impact of amortization of the discount related to the issuance of PMV SPAC's redeemable noncontrolling interest.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	Year Ended December 31,
	2021	2020	% Change
Merger Arbitrage	$1,542	$1,126	36.90
Event-Driven Value	195	180	8.33
Other	44	45	(2.22)
Total AUM (a)	$1,781	$1,351	31.83

(a)	Includes $238 million and $235 million of proprietary capital, respectively.

Changes in our AUM during 2021 were as follows (dollars in millions):

		Year Ended December 31, 2021
	Beginning	Inflows	Outflows	Investment Return	Ending
Merger Arbitrage	$1,126	$566	$(200)	$50	$1,542
Event-Driven Value	180	5	(12)	22	195
Other	45	-	(3)	2	44
Total AUM	$1,351	$571	$(215)	$74	$1,781

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management increased on a net basis by $356 million for the year ended December 31, 2021 coupled with $74 million in market appreciation.

Operating Results for the Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

Revenues

Total revenues were $20.9 million for the year ended December 31, 2021, $1.9 million higher than total revenues of $19.0 million for the year ended December 31, 2020. Total revenues by type were as follows (dollars in thousands):

	Year Ended December 31,				Change
	2021		2020		$	%
Investment advisory and incentive fees		$20,530		$18,288	$2,242	12.3
Other revenues		394		695	(301)	(43.3)
Total revenues	$	$ 20,924	$	$ 18,983	$1,941	10.2

Investment advisory and incentive fees: We earn advisory fees based on our AUM. Investment advisory fees are directly influenced by the amount of average AUM and the fee rates applicable to various accounts.

Advisory and incentive fees were $20.5 million for 2021 compared to $18.3 million for 2020, an increase of $2.2 million. This increase is the result of the higher average AUM over the period.

Incentive fees are directly related to the gains generated for our clients’ accounts. We earn a percentage, usually 20%, of such gains. Incentive fees were $12.4 million in 2021, up $1.9 million from $10.5 million in 2020, due to higher assets under management coupled with superior investment performance.

Other revenues: Other revenues were $0.4 million for 2021 compared to $0.7 million for 2020, a decrease of $0.3 million.

Expenses

Compensation: Compensation, which includes variable compensation, salaries, bonuses and benefits, was $24.5 million for the year ended December 31, 2021, an increase of $5.1 million from $19.4 million for the year ended December 31, 2020. Fixed compensation expense, which includes salaries, bonuses and benefits, increased to $11.1 million in 2021 from $9.5 million in 2020. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2021, these variable payouts (based on the investment performance of the products with incentive fees) were $13.4 million, an increase of $3.5 million from $9.9 million in 2020.

Stock-based compensation, which primarily consists of awards accounted for as liabilities, was $2.1 million in 2021, an increase of $2.3 million from $(0.2) million recorded in 2020 due to increases in the Company’s share price in 2021 coupled with a new grant of awards in May 2021.

Management fees: Management fee expense is incentive-based and entirely variable compensation equal to 10% of the aggregate adjusted pre-tax profits, which is paid to the Executive Chair or his designees pursuant to his employment agreement with AC. In 2021 and 2020, AC recorded management fee expense of $8.4 million and $3.1 million, respectively.

Other operating expenses: Our other operating expenses were $7.1 million in 2021 compared to $8.9 million in 2020, a decrease of $1.8 million primarily due to a one-time credit recorded in 2021 of $1.5 million.

Investment and other non-operating income/(expense), net

Net gain from investments: Net gain from investments is directly related to the performance of our proprietary portfolio. For the year ended December 31, 2021, net gains from investments were $93.4 million compared to $36.9 million in the prior year primarily driven by investment income on our holdings of GBL as well as other portfolio increases.

Interest and dividend income: Interest and dividend income increased to $12.1 million in 2021 from $8.7 million in 2020 primarily due to the $5.1 million ($2 per share) special dividend declared on our holdings of GAMCO in 2021.

Income Taxes

In 2021 we recorded income tax expense of $17.7 million resulting in an effective tax rate (“ETR”) of 21.8%. In 2020 we recorded income tax expense of $9.4 million resulting in an ETR of 31.4%. The decrease in rate from 2020 is primarily driven by foreign investments which increased the 2020 rate by 9.9%.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $4.4 million in 2021 compared to $1.0 million in 2020. The increase of $3.4 million was driven primarily by Gabelli Merger Plus+ Trust and mark to market earnings from PMV SPAC.

Net Income/(Loss)

Net income for the year ended December 31, 2021 was $59.2 million compared to net income of $18.8 million for the prior year. The change was primarily driven by higher gains on our investment portfolio primarily driven by the 2021 market recovery from the COVID-19 pandemic.

Liquidity and Capital Resources

Our principal assets consist of cash and cash equivalents; short-term treasury securities; marketable securities, primarily equities, including 2.4 million shares of GAMCO; and interests in affiliated and third-party funds and partnerships. Although Investment Partnerships may be subject to restrictions as to the timing of distributions, the underlying investments of such Investment Partnerships are generally liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash flows provided by (used in) continuing operations:
Operating activities	$238,194	$(279,483)
Investing activities	65,285	(174,072)
Financing activities	(14,394)	150,949
Net increase from continuing operations	289,085	(302,606)
Cash flows provided by (used in) discontinued operations:
Operating activities	-	114
Net increase in cash, cash equivalents and restricted cash	289,085	(302,492)
Cash, cash equivalents and restricted cash at beginning of period	39,509	342,001
Cash, cash equivalents and restricted cash at end of period	$328,594	$39,509

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At December 31, 2021, we had cash and cash equivalents of $319.0 million, investments in U.S. Treasury Bills of $61.0 and $260.2 million of investments net of securities sold, not yet purchased of $12.9 million. Included in cash and cash equivalents are $4.0 million and $7.2 million as of December 31, 2021 and 2020, respectively, which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities from continuing operations was $238.2 million in 2021 due to $278.1 million of net decreases of securities and net contributions to investment partnerships and our net income of $63.6, offset by $82.9 million of adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes, and $20.6 million in net receivables/payables.

Net cash used in operating activities from continuing operations was $279.5 million in 2020 due to $295.8 million in net purchases of trading securities, including $315.4 million of net purchases of U.S. Treasury Bills, $10.7 of net income adjusted for noncash items, primarily unrealized gains on securities and equity in net gains from partnerships, net distributions from Investment Partnerships of $31.0 million and increases in net receivables/payables of $4.0 million.

Net cash provided by investing activities from continuing operations was $65.3 million in 2021 due to proceeds from sales of securities of $35.3 million and return of capital on securities of $38.7 million, partially offset by purchases of securities of $8.7 million.

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

Net cash used in financing activities from continuing operations was $14.4 million in 2021 resulting from stock buyback payments of $7.6 million, dividends paid of $4.4 million and redemptions of redeemable noncontrolling interests of $2.3 million.

Net cash provided by financing activities from continuing operations was $150.9 million in 2020 resulting from contributions from redeemable noncontrolling interests of $162.6 million primarily related to contributions to PMV SPAC and nonredeemable non-controlling interests of $2.4 million reduced by dividends paid of $6.7 million and stock buyback payments of $7.4 million. Cash provided by discontinued operations from the spin-off of Morgan Group was $0.1 million.

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

See Note B, Significant Accounting Policies, in the consolidated financial statements for additional information.

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

Management determines the appropriate classification of securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. The Company has investments in debt securities accounted for as trading, including investments in marketable securities held in trust by PMV.

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

The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. The Company evaluates consolidation on a case by case basis for those VIEs in which substantive kick-out rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Associated Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Associated Capital Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ Deloitte & Touche, LLP

Stamford, Connecticut

March 17, 2022
We have served as the Company’s auditor since 2015.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenues
Investment advisory and incentive fees	$20,530	$18,288
Other revenues	394	695
Total revenues	20,924	18,983
Expenses
Compensation	24,457	19,436
Management fee	8,426	3,101
Other operating expenses	7,117	8,915
Total expenses	40,000	31,452
Operating loss	(19,076)	(12,469)
Other income/(expense)
Net gain from investments	93,405	36,864
Interest and dividend income	12,109	8,675
Interest expense	(310)	(180)
Shareholder-designated contribution	(4,789)	(3,007)
Total other income, net	100,415	42,352
Income/(loss) before income taxes	81,339	29,883
Income tax expense/(benefit)	17,705	9,374
Income/(loss) from continuing operations, net of taxes	63,634	20,509
Income/(loss) from discontinued operations, net of taxes	-	(632)
Income/(loss) before noncontrolling interests	63,634	19,877
Income/(loss) attributable to noncontrolling interests	4,431	1,061
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$59,203	$18,816

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic - Continuing operations	$2.68	$0.87
Basic - Discontinued operations	-	(0.03)
Basic - Total	$2.68	$0.84

Diluted - Continuing operations	$2.68	$0.87
Diluted - Discontinued operations	-	(0.03)
Diluted - Total	$2.68	$0.84

Weighted average shares outstanding:
Basic	22,120	22,369
Diluted	22,120	22,369

Actual shares outstanding	22,058	22,274

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31,
	2021	2020

Income/(loss) before noncontrolling interests	$63,634	$19,877
Less: Comprehensive income/(loss) attributable to noncontrolling interests	4,431	1,061

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$59,203	$18,816

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS

Cash and cash equivalents	$319,048	$39,509
Investments in U.S. Treasury Bills	60,996	344,453
Investments in equity securities (Including GBL stock with a value of $60.4 million and $48.9 million, respectively)	273,087	249,887
Investments in affiliated registered investment companies	134,548	170,605
Investments in partnerships	154,460	123,994
Receivable from brokers	42,478	24,677
Investment advisory fees receivable	8,315	7,346
Receivable and investment in note receivable from affiliates	10,094	4,743
Deferred tax assets, net	-	2,207
Goodwill	3,519	3,519
Other assets	21,682	28,565
Investments in marketable securities held in trust	175,109	175,040
Total assets	$1,203,336	$1,174,545

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$9,339	$6,496
Income taxes payable, including deferred tax liabilities, net	8,575	9,746
Compensation payable	19,730	18,567
Securities sold, not yet purchased	12,905	17,571
Payable to affiliates	-	2,188
Accrued expenses and other liabilities	3,580	5,635
Deferred underwriting fee payable	6,125	6,125
PMV warrant liability	5,280	-
Total liabilities	65,534	66,328

Redeemable noncontrolling interests	202,456	206,828

Commitments and contingencies (Note J)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued, respectively; 3,095,169 and 3,311,127 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,918 outstanding, respectively	19	19
Additional paid-in capital	990,069	999,047
Retained earnings	68,435	13,649
Treasury stock, at cost (3,534,085 and 3,318,127 shares, respectively)	(121,427)	(113,783)
Total Associated Capital Group, Inc. equity	937,102	898,938
Noncontrolling interests	(1,756)	2,451
Total equity	935,346	901,389
Total liabilities and equity	$1,203,336	$1,174,545

As of December 31, 2021 and 2020, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”). See Footnote E.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share data)
For the Three Months Ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$25	$13,649	$999,047	$(113,783)	$898,938	$2,451	$901,389	$206,828
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	136
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(12,066)
Net income	-	18,555	-	-	18,555	-	18,555	172
Purchase of treasury stock	-	-	-	(4,198)	(4,198)	-	(4,198)	-
Balance at March 31, 2021	$25	$32,204	$999,047	$(117,981)	$913,295	$2,451	$915,746	$195,070
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	665
Net income/(loss)	-	29,716	-	-	29,716	-	29,716	(532)
Dividends declared ($0.10 per share)	-	(2,211)	-	-	(2,211)	-	(2,211)	-
Purchase of treasury stock	-	-	-	(1,893)	(1,893)	-	(1,893)	-
Accretion of redeemable noncontrolling interest	-	-	(6,001)	-	(6,001)	(2,892)	(8,893)	8,893
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(7,527)
Balance at June 30, 2021	$25	$59,709	$993,046	$(119,874)	$932,906	$(441)	$932,465	$196,569
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(2,161)
Net income/(loss)	-	1,503	-	-	1,503	122	1,625	3,879
Purchase of treasury stock	-	-	-	(1,396)	(1,396)	-	(1,396)	-
Accretion of redeemable noncontrolling interest	-	-	(1,028)	-	(1,028)	(478)	(1,506)	1,506
Balance at September 30, 2021	$25	$61,212	$992,018	$(121,270)	$931,985	$(797)	$931,188	$199,793
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(973)
Net income/(loss)	-	9,429	-	-	9,429	15	9,444	775
Dividends declared ($0.10 per share)	-	(2,206)	-	-	(2,206)	-	(2,206)	-
Purchase of treasury stock	-	-	-	(157)	(157)	-	(157)	-
Accretion of redeemable noncontrolling interest	-	-	(1,949)	-	(1,949)	(974)	(2,923)	2,923
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(62)
Balance at December 31, 2021	$25	$68,435	$990,069	$(121,427)	$937,102	$(1,756)	$935,346	$202,456

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands, except per share data)
For the three months ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020

	Associated Capital Group, Inc. shareholders
	Common Stock	Retained Earnings/ (Accumulated Deficit)	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$25	$(701)	$1,003,450	$(106,342)	$896,432	$1,003	$897,435	$50,385
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(531)
Net income/(loss)	-	(73,355)	-	-	(73,355)	(52)	(73,407)	(3,945)
Purchase of treasury stock	-	-	-	(3,225)	(3,225)	-	(3,225)	-
Balance at March 31, 2020	$25	$(74,056)	$1,003,450	$(109,567)	$819,852	$951	$820,803	$45,909
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(1,167)
Net income/(loss)	-	35,237	-	-	35,237	(48)	35,189	2,436
Dividends declared ($0.10 per share)	-	(2,237)	-	-	(2,237)	-	(2,237)	-
Purchase of treasury stock	-	-	-	(1,068)	(1,068)	-	(1,068)	-
Balance at June 30, 2020	$25	$(41,056)	$1,003,450	$(110,635)	$851,784	$903	$852,687	$47,178
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	156,049
Spin-off of MGHL	-	-	(4,403)	-	(4,403)	(903)	(5,306)	-
PMV Sponsor members’ interest	-	-	-	-	-	2,072	2,072	-
Net income	-	5,815	-	-	5,815	-	5,815	937
Purchase of treasury stock	-	-	-	(1,101)	(1,101)	-	(1,101)	-
Balance at September 30, 2020	$25	$(35,241)	$999,047	$(111,736)	$852,095	$2,072	$854,167	$204,164
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	1,031
PMV Sponsor members’ interest	-	-	-	-	-	379	379	-
Net income/(loss)	-	51,120	-	-	51,120	-	51,120	1,633
Dividends declared ($0.10 per share)	-	(2,230)	-	-	(2,230)	-	(2,230)	-
Purchase of treasury stock	-	-	-	(2,047)	(2,047)	-	(2,047)	-
Balance at December 31, 2020	$25	$13,649	$999,047	$(113,783)	$898,938	$2,451	$901,389	$206,828

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net income/(loss)	$63,634	$19,877
Less: Loss from discontinued operations, net of taxes	-	632
Income/(loss) from continuing operations	63,634	20,509
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains) from partnerships	(23,392)	(15,000)
Depreciation and amortization	379	52
Deferred income taxes	8,742	(209)
Donated securities	2,213	891
Unrealized (gains)/losses on securities	(26,791)	(20,213)
Dividends received as securities	(5,066)	-
Realized (gains)/losses on sales of securities	(38,971)	3,299
(Increase)/decrease in assets:
Investments in trading securities	281,986	(295,795)
Investments in partnerships:
Contributions to partnerships	(15,172)	(4,829)
Distributions from partnerships	11,308	35,847
Receivable from affiliates	(285)	(405)
Receivable from brokers	(10,097)	(1,535)
Investment advisory fees receivable	(916)	2,236
Other assets	(1,454)	(4,383)
Increase/(decrease) in liabilities:
Payable to affiliates	(2,188)	1,705
Payable to brokers	2,843	(8,393)
Income taxes payable	(7,706)	6,176
Compensation payable	1,163	(970)
Accrued expenses and other liabilities	(2,036)	1,534
Total adjustments	174,560	(299,992)
Net cash provided by/(used in) operating activities	238,194	(279,483)

Investing activities
Maturities of marketable securities held in trust	175,109	-
Purchases of marketable securities held in trust, net	(175,109)	-
Purchases of securities	(8,738)	(2,749)
Proceeds from sales of securities	35,329	13,115
Return of capital on securities	38,694	1,646
Purchase of building	-	(11,084)
Investment of cash in Trust Account	-	(175,000)
Net cash provided by/(used in) investing activities	$65,285	$(174,072)

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Financing activities
Dividends paid	(4,417)	(6,716)
Purchase of treasury stock	(7,644)	(7,441)
Contributions/(redemptions) from/(of) redeemable noncontrolling interests	(2,333)	162,655
Contributions from nonredeemable noncontrolling interests	-	2,451
Net cash provided by (used in) financing activities	(14,394)	150,949
Cash flows of discontinued operations
Net cash provided by (used in) operating activities	-	114
Net increase in cash, cash equivalents and restricted cash	289,085	(302,492)
Cash, cash equivalents and restricted cash at beginning of period	39,509	342,001
Cash, cash equivalents and restricted cash at end of period	$328,594	$39,509

Supplemental disclosures of cash flow information:
Cash paid for interest	$310	$177
Cash paid/(received) for taxes	$16,741	$2,000

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	319,048	39,509
Restricted cash included in receivable from brokers	9,546	-
Cash, cash equivalents and restricted cash	$328,594	$39,509

Non-cash activity:
-	On September 21, 2020 a deferred underwriting fee of $6.1 million was recorded.
-	On December 30, 2020 equity securities in the amount of $4.2 million were distributed from investments in partnerships to investments in equity securities.

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

GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets across a range of risk and event arbitrage portfolios and in equity event-driven value strategies. The businesses earn management and incentive fees from their advisory activities. Management fees are largely based on a percentage of assets under management. Incentive fees are based on a percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

PMV Consumer Acquisition Corp.

On September 22, 2020, Associated Capital announced the $175 million initial public offering of its special purpose acquisition corporation, PMV Consumer Acquisition Corp. (NYSE:PMVC).

PMV Consumer Acquisition Corp. (“PMV”, or “PMV SPAC”) was created to pursue an initial business combination following the consumer globally with companies having an enterprise valuation in the range of $200 million to $3.5 billion. PMV Consumer Acquisition Holding Company, LLC (“Sponsor”) was created to assist PMV in sourcing, analyzing and consummating acquisition opportunities for that initial business combination.

The Sponsor and PMV have been consolidated in the financial statements of AC beginning in September 2020 because AC has a controlling financial interest in these entities.  This resulted in the consolidation of $163.8 million of assets, $11.5 million of liabilities, $161.8 million of redeemable noncontrolling interests and $1.8 million of noncontrolling interests relating to PMV and the Sponsor as of December 31, 2021.  In addition, there are several other entities that are consolidated within the financial statements. The details on the impact of consolidating these entities on the consolidated financial statements can be seen in Note E.

Investment Partnerships and Other Entities.

See Note E for a further discussion of PMV Consumer Acquisition Corp. as well as its registration statement, Annual Reports, and Quarterly Reports, which are all located on the U.S. Securities and Exchange Commission website https://www.sec.gov under the symbol PMVC.

AC Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company currently holds 2,417,500 shares as of December 31, 2021.

Morgan Group Spin-off

On March 16, 2020, the Company’s Board of Directors approved the spin-off of Morgan Group Holding Co. (“Morgan Group”) to AC’s shareholders. On August 5, 2020, AC distributed its 83.3% stake in Morgan Group to shareholders of record as of July 30, 2020.  Following the 1 for 100 reverse split on June 10, 2020, AC shareholders received approximately 0.022356 shares of Morgan Group common stock for each share of AC common stock they held.

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

Amounts in Note E, Investment Partnerships and Other Entities, related to PMV SPAC were reported in the impact of consolidating VOE table as of December 31, 2020. This prior year disclosure in Note E has been revised to correctly include the assets, liabilities, redeemable noncontrolling interests and total net interests of PMV SPAC of $14.1 million in the VIE table.

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

Management determines the appropriate classification of debt securities at the time of purchase. Government debt securities with maturities of greater than three months at the time of purchase are considered investments in debt securities. A majority of our investments in debt securities are accounted for as trading securities, except in 2020 in which investments in marketable securities held in trust by PMV were accounted for as held to maturity.

Investments in securities are reflected in U.S. Treasury Bills, investments in equity securities, investments in affiliated registered investment companies and investments in marketable securities held in trust.

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

Cash equivalents—Cash equivalents primarily consist of short-term Treasury Bills and an affiliated money market mutual fund which is invested solely in U.S. Treasury securities and valued based on the net asset value of the fund. Other cash equivalents are valued using unadjusted quoted market prices. Accordingly, cash equivalents are categorized in Level 1 of the fair value hierarchy.

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

Investment in note receivable from affiliate – Investment in note receivable from affiliate is not measured at fair value on a recurring basis, however fair value is estimated based on observed market inputs for similar instruments and therefore, is classified as Level 2.

PMV warrant liability - PMV warrant liability is valued based on quoted prices from an exchange and is categorized in Level 1 of the fair value hierarchy.

Investments in marketable securities held in trust account

At December 31, 2021 and 2020, debt securities of our consolidated SPAC, PMV, are held in a trust account and consist of U.S. Treasury Bills accounted for as trading and held-to-maturity, respectively, in accordance with ASC 320 “Investments – Debt and Equity Securities.” Trading securities are recorded at fair value, with changes in fair value recorded in the consolidated statements of income. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts related to purchases and sales of securities, restricted cash held on deposit and cash amounts held in anticipation of investment.

Consolidation

The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to accounting guidance, the Company first evaluates whether it holds a variable interest in an entity. The Company considers all economic interests, including proportionate interests through related parties, to determine if such interests are considered a variable interest. Fees paid to the Company that are customary and commensurate with the level of services provided from entities in which the Company does not hold more than an insignificant economic interest are not considered as a variable interest.

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

Fixed assets as of December 31, 2021 and 2020 consisted of the following:

	2021	2020

Buildings	$17,745	$17,727
Equipment	206	186
Total	17,951	17,913
Less: accumulated depreciation	(761)	(383)
Net book value	$17,190	$17,530

Allocated Expenses

The Company is charged or incurs certain overhead expenses that are paid by, or paid on our behalf by, other affiliates and are included in other operating expenses on the consolidated statements of income. These overhead expenses primarily relate to centralized functions including finance and accounting, legal, compliance, treasury, tax, internal audit, information technology, human resources and risk management. These overhead expenses are allocated to the Company by other affiliates (primarily GAMCO) or allocated by the Company to other affiliates as the expenses are incurred, based upon direct usage when identifiable, or by revenue, headcount, space or other allocation methodologies periodically reviewed by the management of the Company and the affiliates.

The compensation expense and related payroll taxes and benefits of certain dual employees that provide services to both AC and affiliates are allocated based upon the relative time each employee devotes to each affiliate. These allocated compensation expenses are included in compensation on the consolidated statements of income.

All of the allocations and estimates in the financial statements are based on assumptions that management of AC believes are reasonable. However, these allocations may not be indicative of the actual expenses we would have incurred or may incur in the future.

Management Fee

Management fee expense in the amount of 10% of the aggregate pre-tax profits, before consideration of this fee and before consideration of the income attributable to consolidated funds and partnerships, is paid to the Executive Chair or his designees in accordance with his employment agreement.

Stock-Based Compensation

From time to time, the Company’s Board of Directors approves grants of Phantom Restricted Stock awards (“Phantom RSAs”). The Phantom RSAs are settled by a cash payment, net of applicable withholding tax, on the vesting dates. In addition, an amount equivalent to the cumulative dividends declared on shares of the Company’s Class A common stock during the vesting period will be paid to participants on vesting.

The Phantom RSAs are accounted for as a liability because cash settlement is required and compensation will be recognized over the vesting period. The Company amortizes each award based on the applicable vesting period. In determining the compensation expense to be recognized each period, the Company will remeasure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur.

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the sum of the fair value assigned to assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually on November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill as of November 30, 2021 and 2020, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required. As such, no impairment was recorded during 2021 or 2020.

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

Redeemable noncontrolling Interests-PMV

The Company accounts for the common stock held by noncontrolling interest holders of our consolidated SPAC, PMV, as subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. PMVs common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, common stock held by noncontrolling interest holders is presented at redemption value in redeemable noncontrolling interests, outside of the stockholders’ equity section of the Company’s balance sheet.

The discount amount related to the issuance of redeemable noncontrolling interest is being amortized over a period of 18 months through an adjustment to additional paid-in capital and noncontrolling interest (proportionate to our ownership of the SPAC Sponsor) and is also adjusted periodically for income/loss allocated to redeemable noncontrolling interest.

For the years ended December 31, 2021 and 2020, net income/(loss) attributable to noncontrolling interests on the consolidated statements of income represents the share of net income/(loss) attributable to third-party investors in consolidated funds.

PMV Warrant Liability

In connection with their initial public offering, PMV sold 17,500,000 Units, at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”).

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in net gain from investments on the consolidated statements of income.

The warrant liability related to the Public Warrant was charged against the redeemable noncontrolling interest of PMV.

Offering Costs

Offering costs incurred by the initial public offering of PMV consist of legal, accounting, underwriting fees and other costs.  Offering costs amounting to $9,957,390, including deferred underwriting fees of $6,125,000, net of a $175,000 credit paid by the underwriter, were allocated as follows, $502,848 in offering costs was charged to expense and $9,454,542 was charged to redeemable noncontrolling interest of PMV, similar to the warrant liability.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables from brokers. The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government. Receivables from brokers and financial institutions can exceed the federally insured limit. The concentration of credit risk with respect to advisory fees and incentive fees, which are included in investment advisory fees receivable and receivables from affiliates on the consolidated statements of financial condition, is generally limited due to the short payment terms extended to clients by the Company. All investments in securities are held at third party brokers or custodians.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, to simplify the process used to test for impairment of goodwill. Under the new standard, an impairment loss must be recognized in an amount equal to the excess of the carrying amount of a reporting unit over its fair value, limited to the total amount of goodwill allocated to that reporting unit. As a smaller reporting company pursuant to ASU 2019-10, the ASU is effective for the Company on January 1, 2023. Further, a prospective transition method and early adoption is permitted.  The Company is currently evaluating the potential effect of this new guidance on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. We adopted this standard prospectively on January 1, 2021. The adoption of this standard did not have a material impact on our financial condition or results of operations.

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

Total revenues by type were as follows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Revenues
Investment advisory and incentive fees
Asset-based advisory fees	$5,021	$5,415
Performance-based advisory fees	7,006	5,706
Sub-advisory fees	8,503	7,167
	20,530	18,288

Other
Miscellaneous	394	695
	394	695

Total	$20,924	$18,983

D.  Investments in Securities

Investments in securities at December 31, 2021 and 2020 consisted of the following (in thousands):

	2021		2020
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$60,992	$60,996	$344,367	$344,453
Equity Securities:
Common stocks	239,383	265,156	239,240	237,377
Mutual funds	524	1,351	546	1,294
Other investments	6,253	6,580	8,806	11,216
Total equity securities	246,160	273,087	248,592	249,887
Total investments in securities	$307,152	$334,083	$592,959	$594,340

Investments in marketable securities held in trust	$175,109	$175,109

Our held to maturity investments at December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Held to maturity:
Investment in note receivable from affiliate (1)	$5,066	$-	$-	$5,066

(1) Investment in note receivable from affiliate relates to 2-Year Puttable and Callable Subordinated Notes due 2023 issued as part of a 2021 special dividend on GAMCO’s Class A Common Stock and Class B Common Stock. The Company has the intent to hold these investments until maturity, and as such they were recorded at amortized cost.

	December 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Held to maturity:
Investments in marketable securities held in trust (2)	$175,040	$-	$-	$175,040

(2) At December 31, 2020, marketable securities held in the trust account through PMV were comprised primarily of U.S. Treasury Bills which mature in less than one year with an amortized cost and fair value of approximately $175 million, due to the short maturity profile.

Securities sold, not yet purchased at December 31, 2021 and 2020 consisted of the following (in thousands):

	2021		2020
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$9,021	$9,838	$14,369	$16,090
Other investments	2,767	3,067	1,209	1,481
Total securities sold, not yet purchased	$11,788	$12,905	$15,578	$17,571

Investments in affiliated registered investment companies at December 31, 2021 and 2020 consisted of the following (in thousands):

	2021		2020
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$42,484	$64,381	$76,462	$106,719
Mutual funds	49,362	70,167	48,395	63,886
Total investments in affiliated registered investment companies	$91,846	$134,548	$124,857	$170,605

E.  Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $41.9 and $24.9 million at December 31, 2021 and 2020, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the consolidated statements of financial condition. The Company had investments in Affiliated Entities totaling $112.6 million and $99.1 million at December 31, 2021 and 2020 respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain from investments on the consolidated statements of income.

The summarized financial information of the Company’s equity method investments as of and for the years ended December 31, 2021 and 2020 are as follows:

	(in millions)
	2021	2020

Total assets	$1,818	$1,653
Total liabilities	358	326
Total equity	1,460	1,327

	Year Ended December 31,
	2021	2020
Net income/(loss)	239	64

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

PMV Consumer Acquisition Corp.

The Company consolidates the assets, liabilities and the results of operations of both PMV and Sponsor. The Company invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment. The Sponsor is managed primarily by Company executives. The Company has determined that the Sponsor is a variable interest entity (VIE) and that the Company is the primary beneficiary and therefore consolidates the assets and liabilities and results of operations of the Sponsor. In addition, the Company has determined that PMV is a VIE due to the lack of equity at risk and therefore is consolidated by the Sponsor, who is deemed to be the primary beneficiary. Neither AC nor PMV have a right to the benefits from nor does it bear the risks associated with the U.S Treasury Bills held in trust assets held by PMV. Further, if the Company were to liquidate, the marketable securities held in trust assets would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors.

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

AC invested $10 million in the Class A shares in PMV and the Sponsor invested $6.15 million in Private Warrants, both of which eliminate in the consolidation of PMV.

Following the closing of the initial public offering on September 24, 2020, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States, which are generally invested in U.S. Treasury Bills.

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

The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the consolidated statements of financial condition (in thousands):

	December 31, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$315,009	$4,039	$319,048
Investments in U.S. Treasury Bills	60,996	-	60,996
Investments in securities	184,229	88,858	273,087
Investments in affiliated registered investment companies	186,474	(51,926)	134,548
Investments in partnerships	174,683	(20,223)	154,460
Receivable from brokers	21,993	20,485	42,478
Investment advisory fees receivable	8,320	(5)	8,315
Other assets (1)	39,400	(4,105)	35,295
Investments in marketable securities held in trust	-	175,109	175,109
Total assets	$991,104	$212,232	$1,203,336
Liabilities and equity
Securities sold, not yet purchased	$11,199	$1,706	$12,905
Accrued expenses and other liabilities (1)	33,825	18,804	52,629
Redeemable noncontrolling interests	-	202,456	202,456
Total equity	946,080	(10,734)	935,346
Total liabilities and equity	$991,104	$212,232	$1,203,336

	December 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Assets
Cash and cash equivalents	$32,347	$7,162	$39,509
Investments in U.S. Treasury Bills	334,954	9,499	344,453
Investments in securities	167,317	82,570	249,887
Investments in affiliated registered investment companies	221,318	(50,713)	170,605
Investments in partnerships	146,162	(22,168)	123,994
Receivable from brokers	6,662	18,015	24,677
Investment advisory fees receivable	7,400	(54)	7,346
Other assets (1)	31,647	7,387	39,034
Investments in marketable securities held in trust	-	175,040	175,040
Total assets	$947,807	$226,738	$1,174,545
Liabilities and equity
Securities sold, not yet purchased	$9,514	$8,057	$17,571
Accrued expenses and other liabilities (1)	36,904	11,853	48,757
Redeemable noncontrolling interests	-	206,828	206,828
Total equity	901,389	-	901,389
Total liabilities and equity	$947,807	$226,738	$1,174,545

(1)	Represents the summation of multiple captions from the consolidated statements of financial condition.

The following table reflects the net impact of the Consolidated Entities on the consolidated statements of income (in thousands):

	Year Ended December 31, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$23,852	$(2,928)	$20,924
Total expenses	39,245	755	40,000
Operating loss	(15,393)	(3,683)	(19,076)
Total other income, net	92,301	8,114	100,415
Income before income taxes	76,908	4,431	81,339
Income tax expense	17,705	-	17,705
Income before noncontrolling interests	59,203	4,431	63,634
Income attributable to noncontrolling interests	-	4,431	4,431
Net income	$59,203	$-	$59,203

	Year Ended December 31, 2020
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$19,473	$(490)	$18,983
Total expenses	28,652	2,800	31,452
Operating loss	(9,179)	(3,290)	(12,469)
Total other income, net	38,033	4,319	42,352
Income before income taxes	28,854	1,029	29,883
Income tax expense/(benefit)	9,426	(52)	9,374
Income from continuing operations, net of taxes	19,428	1,081	20,509
Loss from discontinued operations, net of taxes	(632)	-	(632)
Income before noncontrolling interests	18,796	1,081	19,877
Income/(loss) attributable to noncontrolling interests	(20)	1,081	1,061
Net income	$18,816	$-	$18,816

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

The following table presents the balances related to VIEs that are consolidated and included on the consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	December 31, 2021	December 31, 2020

Cash and cash equivalents	$1,911	$3,930
Investments in securities	11,227	14,589
Receivable from brokers	1,106	2,784
Investments in partnerships and affiliates	-	376
Investments in marketable securities held in trust	175,109	175,040
Other assets	103	7,367
Accrued expenses and other liabilities	(7,074)	(6,425)
PMV Warrant liability	(5,280)	-
Redeemable noncontrolling interests	(162,314)	(167,382)
Nonredeemable noncontrolling interests	1,757	(2,451)
AC Group’s net interests in consolidated VIEs	$16,545	$27,828

Voting Interest Entities

We have an investment partnership that is consolidated as a VOE for both 2021 and 2020 because AC has a controlling interest in the entity. This resulted in the consolidation of $109.3 million of assets, $8.4 million of liabilities, and $40.1 million of redeemable noncontrolling interests for 2021 and $112.6 million of assets, $13.6 million of liabilities, and $39.4 million of redeemable noncontrolling interests for 2020. AC’s net interest in the consolidated VOE for 2021 and 2021 was $60.8 million and $59.6 million, respectively.

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

F.  Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

The following tables present assets and liabilities measured at fair value on a recurring basis as of the dates specified (in thousands):

	December 31, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$314,172	$-	$-	$314,172
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	60,996	-	-	60,996
Common stocks	260,763	2,320	2,073	265,156
Mutual funds	1,351	-	-	1,351
Other	4,833	1,220	527	6,580
Total investments in securities	327,943	3,540	2,600	334,083
Investments in affiliated registered investment companies:
Closed-end funds	56,381	-	8,000	64,381
Mutual funds	70,167	-	-	70,167
Total investments in affiliated registered investment companies	126,548	-	8,000	134,548
Total investments held at fair value	454,491	3,540	10,600	468,631
Total assets at fair value	$768,663	$3,540	$10,600	$782,803

Liabilities
Common stocks	$9,838	$-	$-	$9,838
Other	1,959	1,108	-	3,067
Securities sold, not yet purchased	11,797	1,108	-	12,905
PMV warrant liability	5,280	-	-	5,280
Total liabilities at fair value	$17,077	$1,108	$-	$18,185

	December 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$34,010	$-	$-	$34,010
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	344,453	-	-	344,453
Common stocks	231,901	5,440	36	237,377
Mutual funds	1,294	-	-	1,294
Other	6,133	621	4,462	11,216
Total investments in securities	583,781	6,061	4,498	594,340
Investments in affiliated registered investment companies:
Closed-end funds	104,719	-	2,000	106,719
Mutual funds	63,886	-	-	63,886
Total investments in affiliated registered investment companies	168,605	-	2,000	170,605
Total investments held at fair value	752,386	6,061	6,498	764,945
Total assets at fair value	$786,396	$6,061	$6,498	$798,955

Liabilities
Common stocks	$16,090	$-	$-	$16,090
Other	543	938	-	1,481
Securities sold, not yet purchased	$16,633	$938	$-	$17,571

The following table presents additional information about assets and liabilities by major category measured at fair value on a recurring basis as of the dates specified (in thousands) and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Common Stocks	Other	Total	Common Stocks	Other	Total
Assets:
Beginning balance	$36	$6,462	$6,498	$89	$4,134	$4,223
Total gains/(losses)	9	(555)	(546)	(53)	16	(37)
Purchases	-	6,053	6,053	-	2,000	2,000
Sales/return of capital	-	(1,046)	(1,046)	-	(1,800)	(1,800)
Transfers	-	(359)	(359)	-	2,112	2,112
Ending balance	$45	$10,555	$10,600	$36	$6,462	$6,498
Changes in net unrealized gain/(loss) included in net gain from investments related to Level 3 assets still held as of the reporting date	$9	$(555)	$(546)	$(31)	$(22)	$(53)

	Year Ended December 31, 2021
	PMV Warrant Liability	Other	Total
Liabilities:
Beginning balance	$-	$-	$-
Total (gains)/losses	(3,053)	-	(3,053)
Issuances	8,333	-	8,333
Transfers	(5,280)	-	(5,280)
Ending balance	$-	$-	$-
Changes in net unrealized (gain) included in net gain from investments related to Level 3 assets still held as of the reporting date	$-	$-	$-

There was no PMV Warrant liability balance for the year ended December 31, 2020.

Total realized and unrealized gains and losses for level 3 assets are reported in net gain from investments in the consolidated statements of income.

During the year ended December 31, 2021, the Company transferred no investments from Level 1 to Level 3. For the year ended December 31, 2020, the Company transferred investments with a value of approximately $2,221,000, respectively, from Level 1 to Level 3 due to the unavailability of observable inputs. For the years ended December 31, 2021 and 2020, the Company transferred investments with a value of approximately $359,000 and $109,000 from Level 3 to Level 1 due to increased availability of market price quotations.

Transfers out of Level 3 liabilities during the year ended December 31, 2021 reflected the transfer of the PMV Warrant Liability to Level 1 principally due to increased availability of market price quotations.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table presents the carrying amounts and estimated fair values of financial assets that are not measured at fair value on a recurring basis (in thousands) and their respective levels within the fair value hierarchy:

	As of December 31, 2021
Assets	Level Within Fair Value Hierarchy	Fair Value	Amortized Cost

Investment in note receivable from affiliate (1)	2	$5,066	$5,066
Total assets		$5,066	$5,066

(1)	Included in Receivable and investment in note receivable from affiliates in the consolidated statement of financial condition. There was no balance in 2020.

G.  Income Taxes

The provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Federal:
Current	$8,512	$9,051
Deferred	7,966	(193)
State and local:
Current	453	532
Deferred	722	(16)
Foreign:
Current	36	-
Deferred	16	-
Total	$17,705	$9,374

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2021 and 2020 is set forth below:

	2021	2020
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	1.2	1.3
Dividends received deduction	(1.0)	(1.4)
Deferred tax asset valuation allowance	(0.5)	1.5
Foreign investments	(0.5)	9.9
Foreign-derived intangible income	(0.7)	-
Noncontrolling interests	(1.1)	(1.3)
Nondeductible compensation	2.0	-
Other	1.4	0.4
Effective income tax rate	21.8%	31.4%

Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Stock-based compensation expense	$683	$430
Deferred compensation	277	1,825
Shareholder-designated contribution carryover	2,990	3,244
Other	755	53
	4,705	5,552
Deferred tax liabilities:
Investments in securities and partnerships	(9,683)	(1,300)
Other liabilities	(182)	(201)
	(9,865)	(1,501)
Gross deferred tax assets /(liabilities)	(5,160)	4,051
Valuation allowance	(1,336)	(1,844)
Net deferred tax assets/(liabilities)	$(6,496)	$2,207

The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1,336 and $1,844 as of December 31, 2021 and 2020, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

The Company records penalties and interest related to tax uncertainties in income taxes. These amounts are included in accrued expenses and other liabilities on the consolidated statements of financial condition. As of and for the periods ended December 31, 2021 and 2020, the Company had not established a liability for uncertain tax positions as no such positions existed.

The Company remains subject to income tax examination by the IRS for the years 2018 through 2020 and state examinations for years after 2016.

Prior to 2021 the Company filed certain state and local tax returns jointly with GAMCO under a tax sharing agreement.

H.  Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares, plus any potentially dilutive securities (if any) outstanding during the period.

The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020
Income/(loss) from continuing operations	$63,634	$20,509
Less:
Income/(loss) attributable to noncontrolling interests	4,431	1,061
Net income/(loss) from continuing operations attributable to Associated Capital Group, Inc.’s shareholders	59,203	19,448

Income/(loss) from discontinued operations	-	(632)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$59,203	$18,816

Weighted average number of shares of Common Stock outstanding - basic	22,120	22,369

Weighted average number of shares of Common Stock outstanding - diluted	22,120	22,369

Basic
Net income/(loss) from continuing operations	$2.68	$0.87
Net income/(loss) from discontinued operations	-	(0.03)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$2.68	$0.84

Diluted:
Net income/(loss) from continuing operations	$2.68	$0.87
Net income/(loss) from discontinued operations	-	(0.03)
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders per share	$2.68	$0.84

I.  Related Party Transactions

The following is a summary of certain related party transactions.

GGCP, Inc., a private company controlled by the Executive Chair, indirectly owns a majority of our Class B stock, representing approximately 96% of the combined voting power and 84% of the outstanding shares of our common stock at December 31, 2021.

Investments in Securities

At December 31, 2021 and 2020, the value of the Company’s investment in GAMCO common stock (GBL) was $60.4 million and $48.9 million, respectively. As of December 31, 2021 and 2020, AC and its subsidiaries own approximately 2.4 million and 2.8 million shares respectively of GAMCO Class A stock. The Company recorded investment income of $5.4 million and $2.8 million in 2021 and 2020, respectively from GAMCO which is included in interest and dividend income on the consolidated statements of income. For the year, the GBL stock price increased 40.8% to $24.98 per share, resulting in a $20.4 million net realized and unrealized gain for the Company versus a net realized and unrealized loss of $5.5 million in 2020.

At December 31, 2021 and 2020, the Company invested $6.0 million and $31.5 million, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the consolidated statements of financial condition. For the year ended December 31, 2021, the Company earned insignificant interest and for the year ended December 31, 2020, the Company earned $1.6 million from the investment in this fund.

Investments in equity mutual funds advised by our affiliates (primarily Gabelli Funds, an investment advisor under common control with the Company), totaled $134.5 million and $170.7 million at December 31, 2021 and 2020, respectively, and are included in investments in affiliated registered investment companies on the consolidated statements of financial condition. Included in other income/(expense) are $24.2 million and $12.0 million of gains from investments and dividends related to these funds for the years ending December 31, 2021 and 2020, respectively.

Investments in Partnerships

The Company serves as an investment advisor and/or general partner for certain affiliated investment partnerships and receives management fees and performance-based incentive fees for providing such services. Investment advisory and incentive fees relating to such services were $12.0 million and $10.5 million for the years ending December 31, 2021 and 2020 respectively, and are included in investment advisory and incentive fees on the consolidated statements of income. We had an aggregate investment in these affiliated Investment Partnerships of approximately $112.6 million and $99.1 million at December 31, 2021 and 2020, respectively.

Investment Advisory Services

Pursuant to a sub-advisory agreement between Gabelli & Company Investment Advisors, Inc. (“GCIA”), a wholly owned subsidiary of the Company, and Gabelli Funds, Gabelli Funds pays GCIA 90% of the net revenues received by Gabelli Funds related to investment advisory services provided to GAMCO International SICAV – GAMCO Merger Arbitrage, an investment company incorporated under the laws of Luxembourg (the “SICAV”). For this purpose, net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds. GCIA received $8.9 million and $7.2 million during 2021 and 2020, respectively under this sub-advisory agreement. These payments are included in investment advisory and incentive fees on the consolidated statements of income. In addition, GAMCO makes certain payments to employees of the company primarily related to marketing of SICAV.

The Company also serves as sub-advisor to Gabelli Merger Plus+ Trust Plc., a closed-ended investment company based in the United Kingdom, which is consolidated due the Company’s controlling interest in the entity. As such, the Company’s portion of management and/or incentive fees received for services provided are eliminated in the consolidation of the entity.

Compensation

In accordance with an employment agreement, the Company pays the Executive Chair, or his designated assignees, a management fee equal to 10% of the Company’s pretax profits before consideration of this fee and before consolidation of Investment Partnerships. In 2021 and 2020, the Company recorded management fee expense of $8.4 million and $3.1 million, respectively. These fees are recorded as management fee on the consolidated statements of income.

Affiliated Receivables/Payables

At December 31, 2021 and 2020, the receivable and investment in note receivable from affiliates consisted primarily of sub-advisory fees due from Gabelli Funds, and for 2021 the balance also included the 2-Year Puttable and Callable Subordinated Notes due 2023 issued as part of a 2021 special dividend on GAMCO’s Class A Common Stock and Class B Common Stock.

There were no material payables to affiliates at December 31, 2021. At December 31, 2020, the payable to affiliates primarily consisted of expenses paid by affiliates on behalf of the Company which were settled in 2021.

Leases

Our offices are owned by a wholly owned subsidiary of AC and are located at 191 Mason Street, Greenwich, CT 06830. A portion of the office space is leased to affiliates. During 2021 AC received $118.1 thousand from affiliates (primarily GAMCO) pursuant to lease agreements for this property. These amounts are included in other revenues on the consolidated statements of income.

AC acquired a building at 3 St. James Place, London, UK on March 3, 2020 which is fully leased to GAMCO commencing 2021. For the year ended December 31, 2021, the Company received $275.4 thousand under the lease agreement. These amounts are included in other revenues on the consolidated statements of income.

In June 2016, AC entered into a sublease agreement with GBL which is subject to annual renewal. Pursuant to the sublease, AC and its subsidiaries pay a monthly fixed lease amount based on the percentage of square footage occupied by its employees (including pro rata allocation of common space) at GBL’s Rye office. For the years ended December 31, 2021 and 2020, the Company paid $73.7 thousand and $144 thousand under the sublease agreement. These amounts are included in other operating expenses on the consolidated statements of income.

Other

AC and GBL entered into a transitional administrative and management services agreement in connection with the spin-off of AC from GBL on November 30, 2015. The agreement calls for GBL to provide to AC certain administrative services including but not limited to: human resources, compliance, legal, payroll, information technology, and operations. The agreement is terminable by either party on 30 days’ prior written notice to the other party. All services provided under the agreement by GBL to AC or by AC to GBL are charged at cost. Amounts charged under this agreement are included in compensation expense, if related to fixed or variable compensation, or other operating expenses, on the consolidated statements of income. For the years ended December 31, 2021 and 2020 we recorded $5.5 million and $4.1 million, respectively, of compensation expense related to employees shared with GBL. In addition, we recorded approximately $1.8 million and $0.9 million of other operating expense, primarily related to GBL’s share of management and incentive fees in funds we consolidate and the ancillary services provided by GBL as noted above, for the years ended December 31, 2021 and 2020 respectively. Certain officers and employees of the Company receive additional compensation from GBL.

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

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant restricted stock awards (“RSAs”) and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through December 31, 2021, approximately 0.7 million shares have been awarded under the Plan leaving approximately 1.3 million shares for future grants.

There were no RSAs outstanding as of December 31, 2021 or 2020.

Based on the closing price of the Company’s Class A Common Stock on December 31, 2021 and 2020, the total liability recorded by the Company in compensation payable in our consolidated statements of financial condition with respect to the Phantom RSAs was $3.0 million and $1.8 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the periods ended December 31, 2021 and 2020 respectively. Stock-based compensation expense is included in compensation expense in the consolidated statements of income:

	Year Ended December 31,
(In thousands, unless otherwise noted)	2021	2020

Stock-based compensation expense	$2,092	$(163)

Remaining expense to be recognized if all vesting conditions are met (1)	$6,640	$3,674

Weighted average remaining contractual term (in years)	2.2	2.3

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA activity:

	RSA’s	Weighted Average Grant Date Fair Value
Balance at January 1, 2021	155,500	$36.42
Granted	100,500	35.82
Forfeited	(8,000)	36.64
Vested	(25,095)	37.40
Balance at December 31, 2021	222,905	$36.03

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

The following table presents the Company’s stock repurchase activity and remaining authorization:

	Number of shares purchased	Average price per share
Remaining repurchase authorization January 1, 2020	1,094,356
Share repurchase plan (1)	(201,254)	$36.98
Remaining repurchase authorization December 31, 2020	893,102
Share repurchase plan (1)	(215,958)	$35.40
Remaining repurchase authorization December 31, 2021	677,144

(1) Repurchases totaled $7.6 million and $7.4 million in 2021 and 2020, respectively.

Dividends

During 2021 and 2020, the Company declared and paid dividends of $0.20 per share to class A and class B shareholders totaling $4.4 and $4.5 million, respectively.

K.  Retirement Plan

The Company participates in an incentive savings plan (the “Savings Plan”) covering substantially all employees. Company contributions to the Savings Plan are determined annually by management of the Company but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code of 1986, as amended. The expense for contributions to the Savings Plan was approximately $7,200 and $19,000 in 2021 and 2020, respectively, and is included in compensation on the consolidated statements of income.

L.  Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at December 31, 2021.

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

M.  Shareholder Designated Contribution Plan

The Company has established a Shareholder Designated Charitable Contribution program. Under the program, from time to time each shareholder is eligible to designate a charity to which the Company would make a donation at a rate of $0.30 per share based upon the actual number of shares registered in the shareholder’s name. The Company recorded an expense of $4.8 million and $3.0 million related to this program for the years ended December 31, 2021 and 2020, respectively, which is included in shareholder-designated contribution in the consolidated statements of income. As of December 31, 2021 and 2020, the Company has reflected a liability in the amount of $1.5 million and $2.0 million, respectively, in connection with this program which is included in accrued expenses and other liabilities on the consolidated statement of financial condition.

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

Operating results for the period from January 1, 2020 through August 5, 2020 were as follows:

Year Ended December 31, (1)
2020
Revenues
Institutional research services	$2,924
Other	36
Total revenues	2,960
Expenses
Compensation	2,276
Other operating expenses	1,699
Total expenses	3,975
Operating loss	(1,015)
Other income (expense)
Net loss from investments	(8)
Interest and dividend income	81
Total other income, net	73
Income/(loss) from discontinued operations before income taxes	(942)
Income tax provision/(benefit)	(205)
Income/(loss) from discontinued operations, net of taxes	(737)
Net income/(loss) attributable to noncontrolling interests	(105)
Net income/(loss) attributable to AC shareholders discontinued operations, net of taxes	$(632)

(1)	During 2020, reflects the period through August 5, 2020

For the year ended December 31, 2020, operating cash flows from discontinued operations was $114 thousand provided by operating activities. There were no investing or financing cash flows for the period.

O.  Subsequent Events

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

Evaluation of Disclosure Controls and Procedures

Our current management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021.

Based on this evaluation of our disclosure controls and procedures, management has concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

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

Based on its evaluation, management concluded that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.

Prior Material Weakness in Internal Control over Financial Reporting has been Remediated

We identified a material weakness in our internal control over financial reporting that existed as of both December 31, 2019 and 2020, relating to not having sufficient personnel with technical accounting and reporting skills, which resulted in the lack of segregation of duties to separate financial statement preparation from senior management review and misstatements during 2019 and 2020 related to non-routine transactions that were corrected before issuance of our Form 10Qs and 10K for periods in 2019 and 2020. This material weakness resulted in an increased risk of a material misstatement in the financial statements.

During 2021 we hired a new Chief Financial Officer in January and a new Manager of External Reporting and Technical Accounting in May.  These new personnel developed and executed a plan to remediate the material weakness, which included:

i)	adding additional SEC reporting and technical accounting experience,
ii)	implementing new policies, procedures and processes,
iii)	enhancing certain controls, and
iv)	expanding the use of our financial systems used for accounting and financial reporting.

Based upon the successful execution of the remediation plan above and the testing and evaluation of the effectiveness of our internal control over financial reporting, we have concluded that the material weakness referred to above has been remediated and no longer existed as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

Other than the changes to internal controls related to the remediation of the material weakness described above, there were no changes during the quarter ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

ITEM 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of AC and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2022 Annual Meeting, AC will also submit to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by AC of the NYSE corporate governance listing standards as of the date of the certification.

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

See Index on page 19.

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

21.1	Subsidiaries of the Company.
24.1	Powers of Attorney (included on page 55 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on March 17, 2022.

ASSOCIATED CAPITAL GROUP, INC.

By: /s/ Timothy H. Schott
Name: Timothy H. Schott
Title: Chief Financial Officer

Date: March 17, 2022

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Peter Goldstein and Timothy H. Schott and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. Jamieson	President,	March 17, 2022
Douglas R. Jamieson	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy H. Schott	Chief Financial Officer	March 17, 2022
Timothy H. Schott	(Principal Financial Officer)

/s/ Mario J. Gabelli	Executive Chair of the	March 17, 2022
Mario J. Gabelli	Board and Director

/s/ Marc Gabelli	Director	March 17, 2022
Marc Gabelli

/s/ Daniel R. Lee	Director	March 17, 2022
Daniel R. Lee

/s/ Bruce M. Lisman	Director	March 17, 2022
Bruce M. Lisman

/s/ Richard T. Prins	Director	March 17, 2022
Richard T. Prins

/s/ Frederic V. Salerno	Director	March 17, 2022
Frederic V. Salerno

/s/ Salvatore F. Sodano	Director	March 17, 2022
Salvatore F. Sodano

/s/ Elisa M. Wilson	Director	March 17, 2022
Elisa M. Wilson