Form 10-Q
period 2022-03-31
Associated Capital Group, Inc.
filed 2022-05-05
CIK 1642122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2022
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 28, 2022
Class A Common Stock, .001 par value	3,080,965
Class B Common Stock, .001 par value	18,962,754

As of April 28, 2022, 3,080,965 shares of class A common stock and 18,962,754 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 36,758 shares of class A and class B common stock, respectively. In addition, there are 221,960 Phantom Restricted Stock Awards outstanding as of March 31, 2022.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*	Items other than those listed above have been omitted because they are not applicable.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED
(Dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS

Cash and cash equivalents (includes U.S. Treasury Bills with maturities of less than 3 months)	$348,629	$319,048
Investments in U.S. Treasury Bills with greater than 3 month maturities	-	60,996
Investments in equity securities (Including GBL stock with a value of $53.5 million and $60.4 million, respectively)	266,178	273,087
Investments in affiliated registered investment companies	133,253	134,548
Investments in partnerships	154,443	154,460
Receivable from brokers	176,898	42,478
Investment advisory fees receivable	1,308	8,315
Receivable and investment in note receivable from affiliates	5,308	10,094
Goodwill	3,519	3,519
Other assets	19,505	21,682
Investments in marketable securities held in trust	175,151	175,109
Total assets	$1,284,192	$1,203,336

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$133,867	$9,339
Income taxes payable, including deferred tax liabilities, net	3,703	8,575
Compensation payable	6,638	19,730
Securities sold, not yet purchased	5,812	12,905
Accrued expenses and other liabilities	2,394	3,580
Deferred underwriting fee payable	6,125	6,125
PMV warrant liability	2,145	5,280
Total liabilities	160,684	65,534

Redeemable noncontrolling interests	205,320	202,456

Commitments and contingencies (Note J)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued, respectively; 3,087,797 and 3,095,169 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,754 and 18,962,918 outstanding, respectively	19	19
Additional paid-in capital	989,485	990,069
Retained earnings	52,249	68,435
Treasury stock, at cost (3,541,621 and 3,534,085 shares, respectively)	(121,720)	(121,427)
Total Associated Capital Group, Inc. equity	920,039	937,102
Noncontrolling interests	(1,851)	(1,756)
Total equity	918,188	935,346
Total liabilities and equity	$1,284,192	$1,203,336

As of March 31, 2022 and December 31, 2021, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”).  See Footnote D.

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Investment advisory and incentive fees	$2,486	$2,225
Other	96	100
Total revenues	2,582	2,325
Expenses
Compensation	3,933	3,868
Management fee	-	2,663
Other operating expenses	1,955	2,159
Total expenses	5,888	8,690

Operating loss	(3,306)	(6,365)
Other income (expense)
Net gain/(loss) from investments	(15,610)	31,321
Interest and dividend income	804	1,189
Interest expense	(33)	(91)
Shareholder-designated contribution	(208)	(1,737)
Total other income (expense), net	(15,047)	30,682
Income/(loss) before income taxes	(18,353)	24,317
Income tax expense/(benefit)	(4,848)	5,590
Income/(loss) before noncontrolling interests	(13,505)	18,727
Income/(loss) attributable to noncontrolling interests	2,681	172
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(16,186)	$18,555

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic	$(0.73)	$0.83
Diluted	$(0.73)	$0.83

Weighted average shares outstanding:
Basic	22,054	22,222
Diluted	22,054	22,222

Actual shares outstanding:	22,051	22,155

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021

Net income/(loss) before noncontrolling interests	$(13,505)	$18,727
Less: Comprehensive income/(loss) attributable to noncontrolling interests	2,681	172

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(16,186)	$18,555

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED
(Dollars in thousands)

For the Three Months Ended March 31, 2022

	Associated Capital Group, Inc. Shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2021	$25	$68,435	$990,069	$(121,427)	$937,102	$(1,756)	$935,346	$202,456
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(16,186)	-	-	(16,186)	197	(15,989)	2,484
Purchase of treasury stock	-	-	-	(293)	(293)	-	(293)	-
Accretion of redeemable noncontrolling interests	-	-	(584)	-	(584)	(292)	(876)	876
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(10)
Balance at March 31, 2022	$25	$52,249	$989,485	$(121,720)	$920,039	$(1,851)	$918,188	$205,320

See accompanying notes.

For the Three Months Ended March 31, 2021

	Associated Capital Group, Inc. Shareholders
	Common Stock	Retained Earnings	Additional Paid-in Capital	Treasury Stock	Total	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$25	$13,649	$999,047	$(113,783)	$898,938	$2,451	$901,389	$206,828
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	136
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(12,066)
Net income	-	18,555	-	-	18,555	-	18,555	172
Purchase of treasury stock	-	-	-	(4,198)	(4,198)	-	(4,198)	-
Balance at March 31, 2021	$25	$32,204	$999,047	$(117,981)	$913,295	$2,451	$915,746	$195,070

See accompanying notes.

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
 (Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income/(loss)	$(13,505)	$18,727
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains) losses from partnerships	1,202	(6,935)
Depreciation and amortization	90	12
Deferred income taxes	(4,954)	2,714
Donated securities	127	1,648
Unrealized (gains)/losses on securities	21,166	(18,548)
Realized gains on sales of securities	(6,753)	(538)
(Increase)/decrease in assets:
Investments in trading securities	46,153	250,884
Investments in partnerships:
Contributions to partnerships	(2,702)	(1,061)
Distributions from partnerships	1,563	1,663
Receivable from affiliates	4,786	3,875
Receivable from brokers	(137,995)	(8,578)
Investment advisory fees receivable	6,961	6,209
Income taxes receivable	-	(507)
Other assets	2,087	(808)
Increase/(decrease) in liabilities:
Payable to affiliates	-	(1,946)
Payable to brokers	124,528	3,991
Income taxes payable	82	3,435
Compensation payable	(13,092)	(9,041)
Accrued expenses and other liabilities	(1,186)	(1,628)
Total adjustments	42,063	224,841
Net cash provided by operating activities	28,558	243,568

Investing activities
Maturities of marketable securities held in trust	-	175,074
Purchases of marketable securities held in trust	-	(175,074)
Purchases of securities	(2,601)	(250)
Proceeds from sales of securities	-	805
Return of capital on securities	828	155
Net cash provided by/(used in) investing activities	$(1,773)	$710

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (continued)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Financing activities
Purchase of treasury stock	(293)	(4,198)
Contributions from redeemable noncontrolling interests	-	136
Redemptions of redeemable noncontrolling interests	(486)	-
Net cash provided by (used in) financing activities	(779)	(4,062)
Net increase in cash, cash equivalents and restricted cash	26,006	240,216
Cash, cash equivalents and restricted cash at beginning of period	328,594	39,509
Cash, cash equivalents and restricted cash at end of period	$354,600	$279,725

Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$91
Cash paid/(received) for taxes	$23	$-

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	348,629	279,725
Restricted cash included in receivable from brokers	5,971	-
Cash, cash equivalents and restricted cash at end of period	$354,600	$279,725

See accompanying notes

Index
ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

The Sponsor and PMV have been consolidated in the financial statements of AC because AC has a controlling financial interest in these entities. This resulted in the consolidation of $162.6 million of assets, $8.3 million of liabilities, $165.0 million of redeemable noncontrolling interests, $(1.9) million of noncontrolling interests relating to PMV and the Sponsor as of March 31, 2022.

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

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company currently holds 2,417,500 shares as of March 31, 2022.

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

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries. All material intercompany transactions and balances have been eliminated. In addition to PMV, there are several other entities that are consolidated within the financial statements. The details on the impact of consolidating these entities on the condensed consolidated financial statements can be seen in Note D. Investment Partnerships and Other Entities.

Index
These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

B.  Revenue

Refer to the Company’s audited consolidated financial statements included in our Annual Report on Form 10K for the year ended December 31, 2021 for the Company’s revenue recognition policy.

The Company’s major revenue sources are as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Investment advisory and incentive fees
Asset-based advisory fees	$1,304	$1,183
Performance-based advisory fees	44	9
Sub-advisory fees	1,138	1,033
Sub-total	2,486	2,225

Other
Miscellaneous	96	100

Total	$2,582	$2,325

Index
C.  Investments in Securities

Investments in securities at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$-	$-	$60,992	$60,996
Equity Securities:
Common stocks	254,946	259,420	239,383	265,156
Mutual funds	542	1,213	524	1,351
Other investments	5,907	5,545	6,253	6,580
Total investments in equity securities	$261,395	$266,178	$246,160	$273,087

Investments in marketable securities held in trust(1)	$175,151	$175,151	$175,109	$175,109

(1) At March 31, 2022 and December 31, 2021, marketable securities held in the trust account through PMV were comprised of U.S Treasury Bills which mature in less than one year with an amortized cost and fair value of approximately $175  million, respectively. Such investments are categorized as Level 1.
Our held to maturity investments at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Held to maturity:
Investment in note receivable from affiliate(2)	$5,145	$-	$-	$5,145

	December 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Held to maturity:
Investment in note receivable from affiliate(2)	$5,066	$-	$-	$5,066

(2) Investment in note receivable from affiliate relates to 2-Year Puttable and Callable Subordinated Notes due 2023 issued as part of a 2021 special dividend on GAMCO’s Class A Common Stock and Class B Common Stock. The Company has the intent to hold these investments until maturity, and as such they were recorded at amortized cost.

Securities sold, not yet purchased at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$3,373	$3,282	$9,021	$9,838
Other investments	2,189	2,530	2,767	3,067
Total securities sold, not yet purchased	$5,562	$5,812	$11,788	$12,905

Investments in affiliated registered investment companies at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$44,071	$63,613	$42,484	$64,381
Mutual funds	49,547	69,640	49,362	70,167

Total investments in affiliated registered investment companies	$93,618	$133,253	$91,846	$134,548

Index
D.  Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $39.1 million and $41.9 million at March 31, 2022, and December 31, 2021, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. The Company had investments in Affiliated Entities totaling $115.3 million and $112.6 million at March 31, 2022 and December 31, 2021, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the condensed consolidated statements of income.

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

Index
The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	March 31, 2022
	Prior to Consolidation	Consolidated Entities	As Reported
Total assets	$1,074,188	$210,004	$1,284,192
Liabilities and equity
Total liabilities	144,587	16,097	160,684
Redeemable noncontrolling interests	-	205,320	205,320
Total equity(1)	929,601	(11,413)	918,188
Total liabilities and equity	$1,074,188	$210,004	$1,284,192

	December 31, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total assets	$991,104	$212,232	$1,203,336
Liabilities and equity
Total liabilities	45,024	20,510	65,534
Redeemable noncontrolling interests	-	202,456	202,456
Total equity(1)	946,080	(10,734)	935,346
Total liabilities and equity	$991,104	$212,232	$1,203,336

(1) Debit adjustments to Total equity reflect the amortization of the discount related to the issuance of PMV SPAC’s redeemable noncontrolling interest. The discount is amortized through an adjustment to additional paid-in capital and noncontrolling interest (proportionate to ownership interest in PMV Sponsor) and is also adjusted periodically for income/loss allocated to redeemable noncontrolling interest.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31, 2022
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$2,772	$(190)	$2,582
Operating loss	(2,641)	(665)	(3,306)
Total other income/(expense), net	(18,393)	3,346	(15,047)
Income/(loss) before noncontrolling interests, net of taxes	(16,186)	2,681	(13,505)
Income attributable to noncontrolling interests	-	2,681	2,681
Net income/(loss)	$(16,186)	$-	$(16,186)

	Three Months Ended March 31, 2021
	Prior to Consolidation	Consolidated Entities	As Reported
Total revenues	$2,140	$185	$2,325
Operating loss	(5,852)	(513)	(6,365)
Total other income, net	30,056	626	30,682
Income before noncontrolling interests, net of taxes	18,614	113	18,727
Income attributable to noncontrolling interests	-	172	172
Net income/(loss)	$18,614	$(59)	$18,555

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

Index
The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	March 31, 2022	December 31, 2021

Cash and cash equivalents	$1,686	$1,911
Investments in securities	10,868	11,227
Receivable from brokers	1,033	1,106
Investments in partnerships and affiliates	-	-
Investments in marketable securities held in trust	175,151	175,109
Other assets	68	103
Accrued expenses and other liabilities(1)	(7,076)	(7,074)
PMV warrant liability	(2,145)	(5,280)
Redeemable noncontrolling interests	(165,527)	(162,314)
Nonredeemable noncontrolling interests	1,851	1,757
AC Group’s net interests in consolidated VIEs	$15,909	$16,545

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

Voting Interest Entities

We have an investment partnership that is consolidated as a VOE for both 2022 and 2021 because AC has a controlling interest in the entity. This resulted in the consolidation of $107.2 million of assets, $7.2 million of liabilities, and $39.8 million of redeemable noncontrolling interests at March 31, 2022 and $109.3 million of assets, $8.4 million of liabilities, and $40.1 million of redeemable noncontrolling interests at December 31, 2021. AC’s net interest in the consolidated VOE for 2022 and 2021 was $60.2 million and $60.8 million, respectively.

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

Index
The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	March 31, 2022
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$346,891	$-	$-	$346,891
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	-	-	-	-
Common stocks	255,076	2,271	2,073	259,420
Mutual funds	1,213	-	-	1,213
Other	4,515	783	247	5,545
Total investments in securities	260,804	3,054	2,320	266,178
Investments in affiliated registered investment companies:
Closed-end funds	53,213	-	10,400	63,613
Mutual funds	69,640	-	-	69,640
Total investments in affiliated registered investment companies	122,853	-	10,400	133,253
Total investments held at fair value	383,657	3,054	12,720	399,431
Total assets at fair value	$730,548	$3,054	$12,720	$746,322
Liabilities
Common stocks	$3,282	$-	$-	$3,282
Other	1,786	744	-	2,530
Securities sold, not yet purchased	5,068	744	-	5,812
PMV warrant liability	2,145	-	-	2,145
Total liabilities at fair value	$7,213	$744	$-	$7,957

	December 31, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$314,172	$-	$-	$314,172
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	60,996	-	-	60,996
Common stocks	260,763	2,320	2,073	265,156
Mutual funds	1,351	-	-	1,351
Other	4,833	1,220	527	6,580
Total investments in securities	327,943	3,540	2,600	334,083
Investments in affiliated registered investment companies:
Closed-end funds	56,381	-	8,000	64,381
Mutual funds	70,167	-	-	70,167
Total investments in affiliated registered investment companies	126,548	-	8,000	134,548
Total investments held at fair value	454,491	3,540	10,600	468,631
Total assets at fair value	$768,663	$3,540	$10,600	$782,803
Liabilities
Common stocks	$9,838	$-	$-	$9,838
Other	1,959	1,108	-	3,067
Securities sold, not yet purchased	11,797	1,108	-	12,905
PMV warrant liability	5,280	-	-	5,280
Total liabilities at fair value	$17,077	$1,108	$-	$18,185

Index
The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
	2022	2021
Assets:
Beginning balance	$10,600	$6,498
Total gains/(losses)	50	(30)
Purchases	2,400	44
Sales	(330)	-
Transfers	-	(358)
Ending balance	$12,720	$6,154
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$50	$(30)

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended March 31, 2022, there were no transfers into or out of Level 3. For the three months ended March 31, 2021, the Company transferred an investment with a value of approximately $0.4 million from Level 3 to Level 1 due to increased availability of market price quotations.

The following table presents the carrying amounts and estimated fair values of financial assets that are not measured at fair value on a recurring basis and their respective levels within the fair value hierarchy:

	As of March 31, 2022			As of December 31, 2021
Assets	Level Within Fair Value Hierarchy	Fair Value	Amortized Cost	Level Within Fair Value Hierarchy	Fair Value	Amortized Cost

Investment in note receivable from affiliate(1)	2	$5,145	$5,145	2	$5,066	$5,066
Total assets		$5,145	$5,145		$5,066	$5,066

(1) Included in Receivable and investment in note receivable from affiliates in the condensed consolidated statements of financial condition.

F.  Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2022 and March 31, 2021 was 26.4% and 23.2%, respectively. The ETR in the year to date period of 2022 differs from the U.S. corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the dividends received deduction, (c) deferred tax asset valuation allowances related to the carryforward of charitable contributions and (d) excluded income on certain consolidated entities. The ETR in the year to date period of 2021 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) deferred tax asset valuation allowances related to the carryforward of charitable contributions and the (c) the deductibility of officers’ compensation.

At March 31, 2022 the Company had net deferred tax liabilities, before valuation allowance of approximately $1.6 million that were recorded within income taxes payable in the condensed consolidated statements of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.3 million and $1.3 million as of March 31, 2022 and December 31, 2021, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

The Company records penalties and interest related to tax uncertainties in income taxes. These amounts are included in accrued expenses and other liabilities on the condensed consolidated statements of financial condition. As of and for the periods ended March 31, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions.

The Company remains subject to income tax examination by the IRS for the years 2018 through 2020 and state examinations for years after 2016.

Index
G.  Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares, plus any potentially dilutive securities (if any), outstanding during the period.

The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Three Months Ended March 31,
(In thousands, except for per share amounts)	2022	2021

Income/(loss) before noncontrolling interests	$(13,505)	$18,727
Less: Income/(loss) attributable to noncontrolling interests	2,681	172
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(16,186)	$18,555

Weighted average number of shares of Common Stock outstanding - basic	22,054	22,222
Weighted average number of shares of Common Stock outstanding - diluted	22,054	22,222

Basic and Diluted EPS	$(0.73)	$0.83

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

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on March 31, 2022 and December 31, 2021, the total liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of March 31, 2022 and December 31, 2021, with respect to the Phantom RSAs was $3.5 million and $3.0 million, respectively.

Index
The following table summarizes our stock-based compensation as well as unrecognized compensation for the three-month periods ended March 31, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2022	2021

Stock-based compensation expense	$439	$375
Remaining expense to be recognized if all vesting conditions are met(1)	$5,922	$3,414
Weighted average remaining contractual term (in years)	2.1	2.3

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA activity:
	RSA’s	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	222,905	$36.03
Granted	-	-
Forfeited	(945)	37.40
Vested	-	-
Balance at March 31, 2022	221,960	$36.02

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

The following table presents the Company’s stock repurchase activity and remaining authorization:

	Number of shares purchased	Average price per share
Remaining repurchase authorization December 31, 2021	677,144
Share repurchase plan(1)	(7,536)	$38.84
Remaining repurchase authorization March 31, 2022	669,608

Remaining repurchase authorization December 31, 2020	893,102
Share repurchase plan(1)	(119,087)	$35.24
Remaining repurchase authorization March 31, 2021	774,015

(1) Repurchases totaled $0.3 million and $4.2 million for the three-month periods ended March 31, 2022 and 2021, respectively.

Dividends

There were no dividends declared during each of the three-month periods ended March 31, 2022 and 2021.

I.  Goodwill

At March 31, 2022, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended March 31, 2022 or March 31, 2021, and as such there was no impairment analysis performed or charge recorded.

Index
J.  Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at March 31, 2022.

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

K. Subsequent Events

On May 4, 2022, the Company's board of directors declared a semi-annual dividend of $0.10 per share, which is payable on June 29, 2022 to class A and class B shareholders of record on June 15, 2022.

Index
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited annual financial statements included in our Form 10-K filed with the SEC on March 17, 2022 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

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

Proprietary Capital

Proprietary capital is earmarked for our direct investment business that invests in new and existing businesses, using a variety of techniques and structures. We launched our direct private equity and merchant banking activities in August 2017. The direct investment business is developing along three core pillars:
•	Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fundless” sponsor.
•
Gabelli Special Purpose Acquisition Vehicles ("SPAC"), which commenced in 2018 with the launch of the Gabelli Value for Italy S.p.a., a general sector SPAC (VALU) that was listed on the London Stock Exchange's Borsa Italiana AIM segment. On September 22, 2020, Associated Capital completed the $175 million initial public offering of its special purpose acquisition corporation (“SPAC”), PMV Consumer Acquisition Corp. (NYSE:PMVC). PMV Consumer Acquisition Corp. (“PMV”) was created to pursue an initial business combination following the consumer globally with companies having an enterprise valuation in the range of $200 million to $3.5 billion.

•	Finally, Gabelli Principal Strategies Group, LLC (“GPS”) was created to pursue strategic operating initiatives broadly.

Index
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

A novel strain of coronavirus, and its variants, (“COVID-19”) continue to disrupt global supply chains, adding broad inflationary pressures impacting companies worldwide. As a result of this pandemic, many of our employees (“teammates”) were working remotely. The Company's remote work arrangements were mostly discontinued as of July 2021 and a majority of our teammates are now back in our offices. Furthermore, in response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals and entities within Russia by governments around the world, including the U.S. and the European Union. The resulting economic dislocations from the pandemic and the Ukraine-Russia conflict did not have a significant adverse impact on our AUM.

There continues to be no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Financial Highlights

The following is a summary of the Company’s financial performance for the Quarters ended March 31, 2022 and 2021:

($000s except per share data or as noted)

	First Quarter
	2022	2021
AUM - end of period (in millions)	$1,839	$1,495
AUM - average (in millions)	1,801	1,431
Net income/(loss) per share-diluted	$(0.73)	$0.83
Book Value Per Share	$41.72	$41.22

Condensed Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service.  In light of the ongoing dynamics created by COVID-19 and its impact on the global supply chain and banks, oil, travel and leisure, we could experience higher volatility in short term returns of our funds.

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

Condensed Consolidated Statements of Financial Condition

We ended the first quarter of 2022 with approximately $897 million in cash and investments, net of securities sold, not yet purchased of $6 million. This includes $349 million of cash and cash equivalents; $260 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $53.5 million; and $288 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $64 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $920 million or $41.72 per share as of March 31, 2022, compared to $937 million or $42.48 per share as of December 31, 2021. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The decrease in equity from the end of 2021 was largely attributable to loss for the year to date period.

Index
RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021
Revenues
Investment advisory and incentive fees	$2,486	$2,225
Other	96	100
Total revenues	2,582	2,325
Expenses
Compensation	3,933	3,868
Management fee	-	2,663
Other operating expenses	1,955	2,159
Total expenses	5,888	8,690

Operating loss	(3,306)	(6,365)
Other income (expense)
Net gain/(loss) from investments	(15,610)	31,321
Interest and dividend income	804	1,189
Interest expense	(33)	(91)
Shareholder-designated contribution	(208)	(1,737)
Total other income (expense), net	(15,047)	30,682
Income/(loss) before income taxes	(18,353)	24,317
Income tax expense/(benefit)	(4,848)	5,590
Income/(loss) before noncontrolling interests	(13,505)	18,727
Income/(loss) attributable to noncontrolling interests	2,681	172
Net income/(loss) attributable to Associated Capital Group, Inc.’s shareholders	$(16,186)	$18,555

Net income/(loss) per share attributable to Associated Capital Group, Inc.’s shareholders:
Basic	$(0.73)	$0.83
Diluted	$(0.73)	$0.83

Weighted average shares outstanding:
Basic	22,054	22,222
Diluted	22,054	22,222

Index
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Overview

Our operating loss for the quarter was $3.3 million compared to $6.4 million for the comparable quarter of 2021. The decrease in operating loss was driven primarily by no management fee expense and higher revenue in the 2022 quarter.  Other income was a loss of $(15.0) million in the 2022 quarter compared to a gain of $30.7 million in the prior year’s quarter primarily due to mark-to-market changes in the value of our investment portfolio. The Company recorded an income tax benefit in the current quarter of $(4.8) million compared to expense of $5.6 million in the prior year’s quarter. Consequently, our current quarter net income/(loss) was $(16.2) million, or $(0.73) per diluted share, compared to net income of $18.6 million, or $0.83 per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $2.6 million for the quarter ended March 31, 2022, $0.3 million higher than the prior year’s period.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $2.5 million for 2022, $0.3 million higher than the comparable quarter of 2021. AUM of $1.8 billion was 23.0% higher than the prior year quarter. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. Unrecognized incentive fees amounted to $0.8 million for the quarter ended March 31, 2022 and $3.6 million for the quarter ended March 31, 2021.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $3.9 million for the three month periods ended March 31, 2022 and March 31, 2021. Fixed compensation, which includes salaries and benefits and stock based compensation, increased to $3.1 million for the 2022 period from $2.7 million in the prior year. For the three months ended March 31, 2022 and 2021, stock-based compensation was $0.4 million. Discretionary bonus accruals were $0.8 million and $0.6 million in the 2022 and 2021 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2022, these variable payouts were $0.8 million, down $0.3 million from $1.1 million in 2021 due to performance in 2022.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement.  No management fee expense was recorded for the three-month period ended March 31, 2022 due to the year to date pre-tax loss. AC recorded management fee expense of $2.7 million for the three-month period ended March 31, 2021.

Other operating expenses were $2.0 million during the three months ended March 31, 2022 compared to $2.2 million in the prior year.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains/(losses) were $(15.6) million in the 2022 quarter versus $31.3 million in the comparable 2021  quarter, the decrease driven by market uncertainty in Q1 2022 resulting from rising interest rates, high inflation and also geo-political conflict, amongst other factors.

Interest and dividend income decreased to $0.8 million in the 2022 quarter from $1.2 million in the 2021 quarter.

Shareholder-designated contributions were $0.2 million in the 2022 quarter compared to $1.7 million in the prior year’s quarter, driven by timing of contributions.

Income taxes

Our provision for income taxes was a benefit of $4.8 million for the quarter compared to expense of $5.6 million in the comparable period of 2021, primarily driven by losses in the 2022 period. The effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was 26.4% and 23.2%, respectively. The increase in tax rate is driven by the allocation of nontaxable income to redeemable noncontrolling interests in a period of consolidated net losses.

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

Assets under management were $1.8 billion as of March 31, 2022, an increase of 3.3% and 23.0% over the December 31, 2021 and March 31, 2021 periods, respectively. The changes were attributable to market appreciation/(depreciation), foreign currency and investor net inflows.

Assets Under Management (in millions)

				% Change From
	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021
Merger Arbitrage	$1,606	$1,542	$1,253	4.15	28.17
Event-Driven Value	191	195	196	(2.05)	(2.55)
Other	42	44	46	(4.55)	(8.70)
Total AUM	$1,839	$1,781	$1,495	3.26	23.01

Fund flows for the three months ended March 31, 2022 (in millions):

	December 31, 2021	Market Appreciation/ (Depreciation)	Foreign Currency(1)	Net Inflows/ (Outflows)	March 31, 2022
Merger Arbitrage	$1,542	$7	$(20)	$77	$1,606
Event-Driven Value	195	(4)	-	-	191
Other	44	(1)	-	(1)	42
Total AUM	$1,781	$2	$(20)	$76	$1,839

(1) Reflects the impact of currency fluctuations of non-US dollar classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management increased on a net basis by $58 million for the quarter ended March 31, 2022 due to net inflows of $76 million and market appreciation of $2 million, offset by the impact of currency fluctuations of non-US dollar classes of investment funds of $(20) million.

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

Summary cash flow data is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in) from continuing operations:
Operating activities	$28,558	$243,568
Investing activities	(1,773)	710
Financing activities	(779)	(4,062)
Net increase in cash, cash equivalents and restricted cash	26,006	240,216
Cash, cash equivalents and restricted cash at beginning of period	328,594	39,509
Cash, cash equivalents and restricted cash at end of period	$354,600	$279,725

Index
We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At March 31, 2022, we had cash and cash equivalents of $348.6 million, and $260.4 million of investments net of securities sold, not yet purchased of $5.8 million. Included in cash and cash equivalents are $0.8 million as of March 31, 2022 which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $28.6 million for the three months ended March 31, 2022 due to $45.0 million of net decreases of securities and net contributions to investment partnerships and $10.9 million of adjustments for noncash items, primarily losses on investments securities and partnership investments and deferred taxes, partially offset by our net loss of $(13.5) million and $(13.8) million of net receivables/payables. Net cash used in investing activities was $1.8 million due to purchases of securities of $2.6 million offset by return of capital on securities of $0.8 million. Net cash used in financing activities was $0.8 million resulting from stock buyback payments of $0.3 million and redemptions of redeemable noncontrolling interests of $0.5 million.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. See Note A and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AC’s 2021 Annual Report on Form 10-K filed with the SEC on March 17, 2022 for details on Critical Accounting Policies.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the period covered by this report.

Internal Control over Financial Reporting

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

Index
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

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated financial condition, operations, or cash flows at March 31, 2022. See also Note J, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:	Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/22 - 01/31/22	-	$-	-	677,144
02/01/22 - 02/28/22	7,136	38.76	7,136	670,008
03/01/22 - 03/31/22	400	40.41	400	669,608
Totals	7,536	$38.84	7,536

Index
ITEM 6:	(a) Exhibits

Exhibit Number	Description of Exhibit

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

Date: May 5, 2022