Form 10-Q
period 2022-06-30
Associated Capital Group, Inc.
filed 2022-08-05
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at July 28, 2022
Class A Common Stock, .001 par value	3,048,405
Class B Common Stock, .001 par value	18,962,754

As of July 28, 2022, 3,048,405 shares of class A common stock and 18,962,754 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 36,758 shares of class A and class B common stock, respectively. In addition, there are 215,910 Phantom Restricted Stock Awards outstanding as of June 30, 2022.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2022	2021
ASSETS

Cash and cash equivalents (includes U.S. Treasury Bills with maturities of less than 3 months)	$344,258	$319,048
Investments in U.S. Treasury Bills with greater than 3 month maturities	24,979	60,996
Investments in equity securities (includes GBL stock with a value of $50.5 million and $60.4 million, respectively)	247,758	273,087
Investments in affiliated registered investment companies	124,483	134,548
Investments in partnerships	146,620	154,460
Receivable from brokers	22,184	42,478
Investment advisory fees receivable	1,324	8,315
Receivable and investment in note receivable from affiliates	102	10,094
Income taxes receivable, including deferred tax assets, net	8,179	-
Goodwill	3,519	3,519
Other assets	21,189	21,682
Investments in marketable securities held in trust	175,420	175,109
Total assets	$1,120,015	$1,203,336

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$12,107	$9,339
Income taxes payable, including deferred tax liabilities, net	-	8,575
Compensation payable	5,941	19,730
Securities sold, not yet purchased	3,569	12,905
Accrued expenses and other liabilities	2,181	3,580
Deferred underwriting fee payable	6,125	6,125
PMV warrant liability	908	5,280
Total liabilities	30,831	65,534

Redeemable noncontrolling interests	203,327	202,456

Commitments and contingencies (Note J)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued; 3,052,505 and 3,095,169 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,754 and 18,962,918 outstanding, respectively	19	19
Additional paid-in capital	990,147	990,069
Retained earnings	20,159	68,435
Treasury stock, at cost (3,576,913 and 3,534,085 shares, respectively)	(123,037)	(121,427)
Total Associated Capital Group, Inc. equity	887,294	937,102
Noncontrolling interests	(1,437)	(1,756)
Total equity	885,857	935,346
Total liabilities and equity	$1,120,015	$1,203,336

As of June 30, 2022 and December 31, 2021, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”). See Footnote D.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Investment advisory and incentive fees	$2,451	$2,388	$4,937	$4,613
Other revenues	95	101	191	201
Total revenues	2,546	2,489	5,128	4,814
Expenses
Compensation	3,007	5,023	6,940	8,891
Management fee	-	4,320	-	6,983
Other operating expenses	1,750	3,557	3,705	5,716
Total expenses	4,757	12,900	10,645	21,590
Operating loss	(2,211)	(10,411)	(5,517)	(16,776)
Other income/(loss)
Net gain/(loss) from investments	(37,803)	42,306	(53,413)	73,627
Interest and dividend income	1,932	6,811	2,736	8,000
Interest expense	(46)	(63)	(79)	(154)
Shareholder-designated contribution	-	(439)	(208)	(2,176)
Total other income/(loss), net	(35,917)	48,615	(50,964)	79,297
Income/(loss) before income taxes	(38,128)	38,204	(56,481)	62,521
Income tax expense/(benefit)	(8,036)	9,020	(12,884)	14,610
Income/(loss) before noncontrolling interests	(30,092)	29,184	(43,597)	47,911
Income/(loss) attributable to noncontrolling interests	(205)	(532)	2,476	(360)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(29,887)	$29,716	$(46,073)	$48,271

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$(1.36)	$1.34	$(2.09)	$2.18
Diluted	$(1.36)	$1.34	$(2.09)	$2.18

Weighted average shares outstanding:
Basic	22,036	22,118	22,045	22,169
Diluted	22,036	22,118	22,045	22,169

Actual shares outstanding	22,015	22,101	22,015	22,101

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income/(loss) before noncontrolling interests	$(30,092)	$29,184	$(43,597)	$47,911
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(205)	(532)	2,476	(360)

Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(29,887)	$29,716	$(46,073)	$48,271

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

(Dollars in thousands)

For the three months ended March 31, 2022 and three months ended June 30, 2022

	Associated Capital Group, Inc. shareholders
			Additional					Redeemable
	Common	Retained	Paid-in	Treasury		Noncontrolling	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Total	Interests	Equity	Interests
Balance at December 31, 2021	$25	$68,435	$990,069	$(121,427)	$937,102	$(1,756)	$935,346	$202,456
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(16,186)	-	-	(16,186)	197	(15,989)	2,484
Purchase of treasury stock	-	-	-	(293)	(293)	-	(293)	-
Accretion of redeemable noncontrolling interest	-	-	(584)	-	(584)	(292)	(876)	876
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(10)
Balance at March 31, 2022	$25	$52,249	$989,485	$(121,720)	$920,039	$(1,851)	$918,188	$205,320
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(29,887)	-	-	(29,887)	83	(29,804)	(288)
Dividends declared ($0.10 per share)	-	(2,203)	-	-	(2,203)	-	(2,203)	-
Purchase of treasury stock	-	-	-	(1,317)	(1,317)	-	(1,317)	-
Accretion of redeemable noncontrolling interest	-	-	662	-	662	331	993	(993)
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(226)
Balance at June 30, 2022	$25	$20,159	$990,147	$(123,037)	$887,294	$(1,437)	$885,857	$203,327

See accompanying notes.

For the three months ended March 31,2021 and three months ended June 30, 2021

	Associated Capital Group, Inc. shareholders
			Additional					Redeemable
	Common	Retained	Paid-in	Treasury		Noncontrolling	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Total	Interests	Equity	Interests
Balance at December 31, 2020	$25	$13,649	$999,047	$(113,783)	$898,938	$2,451	$901,389	$206,828
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	136
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(12,066)
Net income	-	18,555	-	-	18,555	-	18,555	172
Purchase of treasury stock	-	-	-	(4,198)	(4,198)	-	(4,198)	-
Balance at March 31, 2021	$25	$32,204	$999,047	$(117,981)	$913,295	$2,451	$915,746	$195,070
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	665
Net income/(loss)	-	29,716	-	-	29,716	-	29,716	(532)
Dividends declared ($0.10 per share)	-	(2,211)	-	-	(2,211)	-	(2,211)	-
Purchase of treasury stock	-	-	-	(1,893)	(1,893)	-	(1,893)	-
Accretion of redeemable noncontrolling interest	-	-	(6,001)	-	(6,001)	(2,892)	(8,893)	8,893
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(7,527)
Balance at June 30, 2021	$25	$59,709	$993,046	$(119,874)	$932,906	$(441)	$932,465	$196,569

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net income/(loss)	$(43,597)	$47,911
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net/(gains) losses from partnerships	7,653	(14,718)
Depreciation and amortization	161	200
Deferred income taxes	(12,986)	9,673
Donated securities	127	1,848
Unrealized (gains)/losses on securities	53,057	(51,865)
Dividends received as securities	-	(5,066)
Realized gains on sales of securities	(7,702)	(66)
(Increase)/decrease in assets:
Investments in trading securities	14,764	252,364
Investments in partnerships:
Contributions to partnerships	(4,910)	(5,261)
Distributions from partnerships	5,143	4,183
Receivable from affiliates	9,992	854
Receivable from brokers	16,481	(15,475)
Investment advisory fees receivable	6,945	6,098
Income taxes receivable	(1,728)	(507)
Other assets	332	2,260
Increase/(decrease) in liabilities:
Payable to affiliates	-	(2,188)
Payable to brokers	2,768	5,738
Income taxes payable	(2,040)	(2,335)
Compensation payable	(13,789)	(1,549)
Accrued expenses and other liabilities	(1,399)	(438)
Total adjustments	72,869	183,750
Net cash provided by operating activities	29,272	231,661

Investing activities
Maturities of marketable securities held in trust	-	175,076
Purchases of marketable securities held in trust	-	(175,076)
Purchases of securities	(4,261)	(1,017)
Proceeds from sales of securities	106	6,377
Return of capital on securities	1,290	242
Net cash provided by/(used in) investing activities	$(2,865)	$5,602

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
Financing activities
Dividends paid	(2,203)	(2,211)
Purchase of treasury stock	(1,610)	(6,091)
Contributions from redeemable noncontrolling interests	-	801
Redemptions of redeemable noncontrolling interests	(1,197)	-
Net cash used in financing activities	(5,010)	(7,501)
Net increase in cash, cash equivalents and restricted cash	21,397	229,762
Cash, cash equivalents and restricted cash at beginning of period	328,594	39,509
Cash, cash equivalents and restricted cash at end of period	$349,991	$269,271

Supplemental disclosures of cash flow information:
Cash paid for interest	$79	$155
Cash paid for taxes	$3,869	$7,848

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$344,258	$269,271
Restricted cash included in receivable from broker	5,733	-
Cash, cash equivalents and restricted cash	$349,991	$269,271

See accompanying notes

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

A.    Organization

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.”, "Associated Capital", “AC Group”, “the Company”, “AC”, “we”, “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

We are a Delaware corporation that provides alternative investment management, and we derive investment income/(loss) from proprietary investment of cash and other assets in our operating business.

Gabelli & Company Investment Advisors, Inc. (“GCIA”), a wholly-owned subsidiary of AC, and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets across a range of risk and event arbitrage portfolios and in equity event-driven value strategies. The businesses earn management and incentive fees from their advisory activities. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

PMV Consumer Acquisition Corp.

On September 22, 2020, Associated Capital announced the $175 million initial public offering of its special purpose acquisition corporation, PMV Consumer Acquisition Corp. (NYSE:PMVC).

PMV Consumer Acquisition Corp. (“PMV”) was created to pursue an initial business combination with companies within the global consumer industry having an enterprise valuation in the range of $200 million to $3.5 billion. PMV Consumer Acquisition Holding Company, LLC (“Sponsor”) was created to assist PMV in sourcing, analyzing and consummating acquisition opportunities for that initial business combination.

The Sponsor and PMV (collectively "Consolidated PMV") have been consolidated in the financial statements of AC because AC has a controlling financial interest in these entities. This resulted in the consolidation of $162.0 million of assets, $7.2 million of liabilities, $165.0 million of redeemable noncontrolling interests, and $(1.4) million of noncontrolling interests relating to PMV and the Sponsor as of June 30, 2022 and the consolidation of $163.8 million of assets, $11.5 million of liabilities, $161.8 million of redeemable noncontrolling interests and $(1.8) million of noncontrolling interests relating to PMV and the Sponsor as of December 31, 2021.

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

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company held 2,417,500 shares as of June 30, 2022 and December 31, 2021, respectively.

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

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries. All material intercompany transactions and balances have been eliminated. In addition to Consolidated PMV, there are several other entities that are consolidated within the financial statements. The details on the impact of consolidating these entities on the condensed consolidated financial statements can be seen in Note D. Investment Partnerships and Other Entities.

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

The Company’s major revenue sources are as follows for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Investment advisory and incentive fees
Asset-based advisory fees	$1,309	$1,249	$2,613	$2,432
Performance-based advisory fees	-	47	44	56
Sub-advisory fees	1,142	1,092	2,280	2,125
Sub-total	2,451	2,388	4,937	4,613

Other
Miscellaneous	95	101	191	201

Total	$2,546	$2,489	$5,128	$4,814

C.    Investments in Securities

Investments in securities at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$24,942	$24,979	$60,992	$60,996
Equity Securities:
Common stocks	260,604	241,552	239,383	265,156
Mutual funds	536	923	524	1,351
Other investments	5,753	5,283	6,253	6,580
Total equity securities	266,893	247,758	246,160	273,087
Total investments in securities	$291,835	$272,737	$307,152	$334,083

Investments in marketable securities held in trust(1)	$175,420	$175,420	$175,109	$175,109

(1) At June 30, 2022 and December 31, 2021, marketable securities held in the trust account through PMV were comprised of U.S Treasury Bills which mature in less than one year with an amortized cost and fair value of approximately $175 million, respectively. Such investments are categorized as Level 1.

The Company's held to maturity investments at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

June 30, 2022
	Amortized cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Held to maturity:
Investment in note receivable from affiliate	$-	$-	$-	$-

During the three and six months ended June 30, 2022, the Company received proceeds of $5.1 million from the exercise of a put option on its investment in note receivable from affiliate. The exercise of the put option was determined to occur at the instrument's maturity date and no gain or loss was recognized.

	December 31, 2021
	Amortized cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Held to maturity:
Investment in note receivable from affiliate(2)	$5,066	$-	$-	$5,066

(2) Investment in note receivable from affiliate relates to 2-Year Puttable and Callable Subordinated Notes due 2023 issued as part of a 2021 special dividend on GAMCO’s Class A Common Stock and Class B Common Stock. The Company had the intent to hold these investments until maturity, and as such they were recorded at amortized cost.

Securities sold, not yet purchased at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$2,999	$2,297	$9,021	$9,838
Other investments	673	1,272	2,767	3,067
Total securities sold, not yet purchased	$3,672	$3,569	$11,788	$12,905

Investments in affiliated registered investment companies at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$45,067	$58,574	$42,484	$64,381
Mutual funds	49,645	65,909	49,362	70,167
Total investments in affiliated registered investment companies	$94,712	$124,483	$91,846	$134,548

D.    Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $36.4 million and $41.9 million at June 30, 2022, and December 31, 2021, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. The Company had investments in Affiliated Entities totaling $110.2 million and $112.6 million at June 30, 2022 and December 31, 2021, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the condensed consolidated statements of income.

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

PMV Consumer Acquisition Corp.

The Company consolidates the assets, liabilities and the results of operations of both PMV and Sponsor. The Company invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment. The Sponsor is managed primarily by Company executives. The Company has determined that the Sponsor is a variable interest entity (VIE) and that the Company is the primary beneficiary and therefore consolidates the assets and liabilities and results of operations of the Sponsor. In addition, the Company has determined that PMV is a VIE due to the lack of equity at risk and is consolidated by the Sponsor, who is deemed to be the primary beneficiary. Neither AC nor PMV have a right to the benefits from nor does it bear the risks associated with the marketable securities held in trust assets held by PMV. Further, if PMV were to liquidate, the marketable securities held in trust assets would not be available to its general creditors, and as a result, the Company does not consider these assets available for the benefit of its investors.

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

PMV will have until September 24, 2022 (or such later date as may be approved by stockholders in an amendment to the Amended and Restated Certificate of Incorporation) to complete a business combination (the "Combination Period"). If PMV is unable to complete a business combination within the Combination Period, PMV will cease all operations except for the purpose of winding up, and as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account. The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a business combination within the required time period, subject to the terms of the underwriting agreement.

The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	June 30, 2022
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$343,177	$1,081	$344,258
Investments in U.S. Treasury Bills	24,979	-	24,979
Investments in securities	157,029	90,729	247,758
Investments in affiliated registered investment companies	174,032	(49,549)	124,483
Investments in partnerships	164,204	(17,584)	146,620
Receivable from brokers	9,631	12,553	22,184
Investment advisory fees receivable	1,329	(5)	1,324
Other assets(1)	37,768	(4,779)	32,989
Investments in marketable securities held in trust	-	175,420	175,420
Total assets	$912,149	$207,866	$1,120,015
Liabilities and equity
Securities sold, not yet purchased	$3,153	$416	$3,569
Accrued expenses and other liabilities(1)	12,802	14,460	27,262
Redeemable noncontrolling interests	-	203,327	203,327
Total equity(2)	896,194	(10,337)	885,857
Total liabilities and equity	$912,149	$207,866	$1,120,015

	December 31, 2021
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$315,009	$4,039	$319,048
Investments in U.S. Treasury Bills	60,996	-	60,996
Investments in securities	184,229	88,858	273,087
Investments in affiliated registered investment companies	186,474	(51,926)	134,548
Investments in partnerships	174,683	(20,223)	154,460
Receivable from brokers	21,993	20,485	42,478
Investment advisory fees receivable	8,320	(5)	8,315
Other assets(1)	39,400	(4,105)	35,295
Investments in marketable securities held in trust	-	175,109	175,109
Total assets	$991,104	$212,232	$1,203,336
Liabilities and equity
Securities sold, not yet purchased	$11,199	$1,706	$12,905
Accrued expenses and other liabilities(1)	33,825	18,804	52,629
Redeemable noncontrolling interests	-	202,456	202,456
Total equity(2)	946,080	(10,734)	935,346
Total liabilities and equity	$991,104	$212,232	$1,203,336

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

(2) Debit adjustments to Total equity reflect the amortization of the discount related to the issuance of PMV SPAC’s redeemable noncontrolling interest. The discount is amortized through an adjustment to additional paid-in capital and noncontrolling interest (proportionate to ownership interest in PMV Sponsor) and is also adjusted periodically for income/loss allocated to redeemable noncontrolling interest.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,734	$(188)	$2,546
Operating loss	(1,462)	(749)	(2,211)
Total other income/(loss), net	(36,461)	544	(35,917)
Income/(loss) before noncontrolling interests	(29,887)	(205)	(30,092)
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(205)	(205)
Net income/(loss)	$(29,887)	$-	$(29,887)

	Three Months Ended June 30, 2021
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$4,801	$(2,312)	$2,489
Operating loss	(6,156)	(4,255)	(10,411)
Total other income, net	44,847	3,768	48,615
Income/(loss) before noncontrolling interests	29,671	(487)	29,184
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(532)	(532)
Net income	$29,671	$45	$29,716

	Six Months Ended June 30, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$5,506	$(378)	$5,128
Operating loss	(4,103)	(1,414)	(5,517)
Total other income/(loss), net	(54,854)	3,890	(50,964)
Income/(loss) before noncontrolling interests	(46,073)	2,476	(43,597)
Income/(loss) attributable to noncontrolling interests, net of taxes	-	2,476	2,476
Net income/(loss)	$(46,073)	$-	$(46,073)

	Six Months Ended June 30, 2021
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$6,941	$(2,127)	$4,814
Operating loss	(12,008)	(4,768)	(16,776)
Total other income, net	74,903	4,394	79,297
Income/(loss) before noncontrolling interests	48,285	(374)	47,911
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(360)	(360)
Net income/(loss)	$48,285	$(14)	$48,271

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

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$1,495	$1,911
Investments in securities	9,411	11,227
Receivable from brokers	27	1,106
Investments in partnerships and affiliates	-	-
Investments in marketable securities held in trust	175,420	175,109
Other assets	33	103
Accrued expenses and other liabilities(1)	(6,569)	(7,074)
PMV warrant liability	(908)	(5,280)
Redeemable noncontrolling interests	(165,437)	(162,314)
Nonredeemable noncontrolling interests	1,437	1,757
AC Group's net interests in consolidated VIEs	$14,909	$16,545

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

Voting Interest Entities

We have an investment partnership that is consolidated as a VOE for both 2022 and 2021 because AC has a controlling interest in the entity. This resulted in the consolidation of $103.6 million of assets, $7.8 million of liabilities, and $37.9 million of redeemable noncontrolling interests at June 30, 2022 and $109.3 million of assets, $8.4 million of liabilities, and $40.1 million of redeemable noncontrolling interests at December 31, 2021. AC’s net interest in the consolidated VOE for 2022 and 2021 was $57.9 million and $60.8 million, respectively.

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	June 30, 2022
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$342,351	$-	$-	$342,351
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	24,979	-	-	24,979
Common stocks	237,409	2,046	2,097	241,552
Mutual funds	923	-	-	923
Other	3,885	1,164	234	5,283
Total investments in securities	267,196	3,210	2,331	272,737
Investments in affiliated registered investment companies:
Closed-end funds	48,174	-	10,400	58,574
Mutual funds	65,909	-	-	65,909
Total investments in affiliated registered investment companies	114,083	-	10,400	124,483
Total investments held at fair value	381,279	3,210	12,731	397,220
Total assets at fair value	$723,630	$3,210	$12,731	$739,571
Liabilities
Common stocks	$2,297	$-	$-	$2,297
Other	808	464	-	1,272
Securities sold, not yet purchased	3,105	464	-	3,569
PMV warrant liability	908	-	-	908
Total liabilities at fair value	$4,013	$464	$-	$4,477

	December 31, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$314,172	$-	$-	$314,172
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	60,996	-	-	60,996
Common stocks	260,763	2,320	2,073	265,156
Mutual funds	1,351	-	-	1,351
Other	4,833	1,220	527	6,580
Total investments in securities	327,943	3,540	2,600	334,083
Investments in affiliated registered investment companies:
Closed-end funds	56,381	-	8,000	64,381
Mutual funds	70,167	-	-	70,167
Total investments in affiliated registered investment companies	126,548	-	8,000	134,548
Total investments held at fair value	454,491	3,540	10,600	468,631
Total assets at fair value	$768,663	$3,540	$10,600	$782,803
Liabilities
Common stocks	$9,838	$-	$-	$9,838
Other	1,959	1,108	-	3,067
Securities sold, not yet purchased	11,797	1,108	-	12,905
PMV warrant liability	5,280	-	-	5,280
Total liabilities at fair value	$17,077	$1,108	$-	$18,185

The following table presents additional information about assets by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	Total	Total	Total	Total
Assets:
Beginning balance	$12,720	$6,154	$10,600	$6,498
Total gains/(losses)	20	(19)	70	(49)
Purchases	-	-	2,400	44
Sales	(9)	-	(339)	-
Transfers	-	-	-	(358)
Ending balance	$12,731	$6,135	$12,731	$6,135
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$20	$(19)	$70	$(49)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Liabilities:	Total	Total	Total	Total
Beginning balance	$-	$-	$-	$-
Total (gains)/losses	-	(825)	-	(825)
Issuances	-	8,333	-	8,333
Transfers	-	-	-	-
Ending balance	$-	$7,508	$-	$7,508
Changes in net unrealized (gain)/loss included in Net gain/(loss) from investments related to level 3 liabilities still held as of the reporting date	$-	$(825)	$-	$(825)

Total realized and unrealized gains and losses for Level 3 assets and liabilities are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three and six months ended June 30, 2022 and the three months ended June 30, 2021, there were no transfers into or out of Level 3. For the six months ended June 30, 2021, the Company transferred an investment with a value of approximately $0.4 million from Level 3 to Level 1 due to increased availability of market price quotations.

The following table presents the carrying amounts and estimated fair values of financial assets that are not measured at fair value on a recurring basis and their respective levels within the fair value hierarchy:

	June 30, 2022			December 31, 2021
Assets	Level within Fair Value Hierarchy	Fair Value	Amortized Cost	Level within Fair Value Hierarchy	Fair Value	Amortized Cost

Investment in note receivable from affiliate(1)	-	$-	$-	2	$5,066	$5,066
Total assets		$-	$-		$5,066	$5,066

(1) Included in Receivable and investment in note receivable from affiliates in the condensed consolidated statements of financial condition.

F.    Income Taxes

The effective tax rate (“ETR”) for the six months ended June 30, 2022 and  June 30, 2021 was 22.8% and 23.3%, respectively. The ETR in the year to date period of 2022 differs from the U.S. corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the dividends received deduction, (c) deferred tax asset valuation allowances related to the carryforward of charitable contributions and (d) excluded income on certain consolidated entities. The ETR in the year to date period of 2021 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the deductibility of officers' compensation, (c) the dividends received deduction and (d) the deferred tax asset valuation allowances related to the carryforward of charitable contributions.

At June 30, 2022 the Company had net deferred tax assets, before valuation allowance of approximately $8.0 million that were recorded within income taxes receivable in the condensed consolidated statements of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.5 million and $1.3 million as of June 30, 2022 and December 31, 2021, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

As of and for the periods ended June 30, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions.

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

The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021

Income/(loss) before noncontrolling interests	$(30,092)	$29,184	$(43,597)	$47,911
Less: Income/(loss) attributable to noncontrolling interests	(205)	(532)	2,476	(360)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(29,887)	$29,716	$(46,073)	$48,271

Weighted average number of shares of Common Stock outstanding - basic	22,036	22,118	22,045	22,169
Weighted average number of shares of Common Stock outstanding - diluted	22,036	22,118	22,045	22,169

Basic and Diluted EPS	$(1.36)	$1.34	$(2.09)	$2.18

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

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on June 30, 2022 and December 31, 2021, the total liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of June 30, 2022 and December 31, 2021, with respect to the Phantom RSAs was $3.3 million and $3.0 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three and six month periods ended  June 30, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Stock-based compensation expense	$(117)	$483	$322	$858

Remaining expense to be recognized, if all vesting conditions are met(1)			4,493	7,034

Weighted average remaining contractual term (in years)			2.0	2.4

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA activity (in thousands, except per share data):

	PRSA's	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	222,905	$36.03
Granted	-	-
Forfeited	(945)	37.40
Vested	-	-
Balance at March 31, 2022	221,960	$36.02
Granted	-	-
Forfeited	(6,050)	35.63
Vested	-	-
Balance at June 30, 2022	215,910	$36.04

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

The following table presents the Company's stock repurchase activity and remaining authorization:

	Number of shares purchased	Average price per share
Remaining repurchase authorization December 31, 2021	677,144
Share repurchase plan (1)	(7,536)	$38.84
Remaining repurchase authorization March 31, 2022	669,608
Share repurchase plan (1)	(35,292)	$37.32
Remaining repurchase authorization June 30, 2022	634,316

Remaining repurchase authorization December 31, 2020	893,102
Share repurchase plan (1)	(119,087)	$35.24
Remaining repurchase authorization March 31, 2021	774,015
Share repurchase plan (1)	(53,992)	$35.06
Remaining repurchase authorization June 30, 2021	720,023

(1) Repurchases totaled $1.3 million and $1.9 million for the three-month periods ended June 30, 2022 and 2021, respectively. Repurchases totaled $1.6 million and $6.1 million for the six-month periods ended June 30, 2022 and 2021, respectively.

Dividends

During the three and six-month periods ended   June 30, 2022 and 2021, the Company declared dividends of $0.10 per share to Class A and Class B shareholders.

I.    Goodwill

At June 30, 2022, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the six months ended June 30, 2022 or June 30, 2021, and as such there was no impairment analysis performed or charge recorded.

J.    Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at June 30, 2022.

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

K.    Subsequent Events

From July 1, 2022 to August 5, 2022, the Company repurchased 4,100 shares at $36.42 per share.

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

Proprietary Capital

Proprietary capital is earmarked for our direct investment business that invests in new and existing businesses, using a variety of techniques and structures. We launched our direct private equity and merchant banking activities in August 2017. The direct investment business is developing along three core pillars:

●	Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fundless” sponsor.
●

Gabelli Special Purpose Acquisition Vehicles ("SPAC"), which commenced in 2018 with the launch of the Gabelli Value for Italy S.p.a., a general sector SPAC (VALU) that was listed on the London Stock Exchange's Borsa Italiana AIM segment. On September 22, 2020, Associated Capital completed the $175 million initial public offering of its special purpose acquisition corporation (“SPAC”), PMV Consumer Acquisition Corp. (NYSE:PMVC). PMV Consumer Acquisition Corp. (“PMV”) was created to pursue an initial business combination with companies within the global consumer industry having an enterprise valuation in the range of $200 million to $3.5 billion.

●	Finally, Gabelli Principal Strategies Group, LLC (“GPS”) was created to pursue strategic operating initiatives broadly.

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

A novel strain of coronavirus, and its variants, (“COVID-19”) continue to disrupt global supply chains, adding broad inflationary pressures impacting companies worldwide. As a result of this pandemic, many of our employees (“teammates”) were working remotely. The Company’s remote work arrangements were mostly discontinued as of July 2021 and a majority of our teammates are now back in our offices. Furthermore, in response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals and entities within Russia by governments around the world, including the U.S. and the European Union. The resulting economic dislocations from the pandemic and the Ukraine-Russia conflict did not have a significant adverse impact on our AUM.

There continues to be no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended  June 30, 2022 and 2021:

($000s except per share data or as noted)

	Second Quarter
	2022	2021
AUM - end of period (in millions)	$1,802	$1,611
AUM - average (in millions)	1,851	1,570
Net income/(loss) per share-diluted	$(1.36)	$1.34
Book value per share at June 30	$40.30	$42.21

Condensed Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. In light of the ongoing dynamics created by rising interest rates, high inflation, geo-political conflict, COVID-19 and the related impact on the global supply chain and banks, oil, travel and leisure, we could experience higher volatility in short term returns of our funds.

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

Condensed Consolidated Statements of Financial Condition

We ended the second quarter of 2022 with approximately $885 million in cash and investments, net of securities sold, not yet purchased of $4 million. This includes $344 million of cash and cash equivalents; $25 million of short-term U.S. Treasury obligations; $244 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $50.5 million; and $271 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $59 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $887 million or $40.30 per share as of June 30, 2022, compared to $937 million or $42.48 per share as of December 31, 2021. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The decrease in equity from the end of 2021 was largely attributable to loss for the year to date period.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Investment advisory and incentive fees	$2,451	$2,388	$4,937	$4,613
Other revenues	95	101	191	201
Total revenues	2,546	2,489	5,128	4,814
Expenses
Compensation	3,007	5,023	6,940	8,891
Management fee	-	4,320	-	6,983
Other operating expenses	1,750	3,557	3,705	5,716
Total expenses	4,757	12,900	10,645	21,590
Operating loss	(2,211)	(10,411)	(5,517)	(16,776)
Other income/(loss)
Net gain/(loss) from investments	(37,803)	42,306	(53,413)	73,627
Interest and dividend income	1,932	6,811	2,736	8,000
Interest expense	(46)	(63)	(79)	(154)
Shareholder-designated contribution	-	(439)	(208)	(2,176)
Total other income/(loss), net	(35,917)	48,615	(50,964)	79,297
Income/(loss) before income taxes	(38,128)	38,204	(56,481)	62,521
Income tax expense/(benefit)	(8,036)	9,020	(12,884)	14,610
Income/(loss) before noncontrolling interests	(30,092)	29,184	(43,597)	47,911
Income/(loss) attributable to noncontrolling interests	(205)	(532)	2,476	(360)
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(29,887)	$29,716	$(46,073)	$48,271

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$(1.36)	$1.34	$(2.09)	$2.18
Diluted	$(1.36)	$1.34	$(2.09)	$2.18

Weighted average shares outstanding:
Basic	22,036	22,118	22,045	22,169
Diluted	22,036	22,118	22,045	22,169

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Overview

Our operating loss for the quarter was $2.2 million compared to $10.4 million for the comparable quarter of 2021. The decrease in operating loss was driven primarily by no management fee expense, lower compensation accruals and lower mark to market expense on stock-based compensation in the 2022 quarter. Other income/(loss), net was a loss of $35.9 million in the 2022 quarter compared to a gain of $48.6 million in the prior year’s quarter primarily due to mark-to-market changes in our holdings of public investments and our investments in various partnerships. The Company recorded an income tax benefit in the current quarter of $8.0 million compared to expense of $9.0 million in the prior year’s quarter. Consequently, our current quarter net income/(loss) was $(29.9) million, or $(1.36) per diluted share, compared to net income of $29.7 million, or $1.34 per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $2.5 million for the quarter ended June 30, 2022, 2.3% higher than the prior year’s period.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $2.5 million for 2022, $0.1 million higher than the comparable quarter of 2021. AUM of $1.8 billion was 11.9% higher than the prior year quarter. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. There were no unrecognized incentive fees for the quarter ended June 30, 2022 compared to $5.3 million for the quarter ended June 30, 2021.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $3.0 million and $5.0 million for the three month periods ended June 30, 2022 and June 30, 2021, respectively. Fixed compensation, which includes salaries and benefits and stock based compensation, decreased to $2.1 million for the 2022 period from $2.5 million in the prior year, driven primarily by mark to market changes on stock based compensation due to a decline in AC's stock price in 2022. For the three months ended June 30, 2022 and 2021, stock-based compensation was a credit of $(0.1) million and expense of $0.5 million, respectively. Discretionary bonus accruals were $0.7 million and $0.5 million in the 2022 and 2021 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2022, these variable payouts were $0.9 million, a decrease from $2.6 million accrued in 2021 driven by performance in 2022.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. No management fee expense was recorded for the three-month period ended June 30, 2022 due to the year to date pre-tax loss. AC recorded management fee expense of $4.3 million for the three-month period ended June 30, 2021.

Other operating expenses were $1.8 million during the three months ended June 30, 2022 compared to $3.6 million in the prior year's quarter.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains/(losses) were $(37.8) million in the 2022 quarter versus $42.3 million in the comparable 2021 quarter, the decrease driven by continued market uncertainty in Q2 2022 resulting from rising interest rates, high inflation and also geo-political conflict, amongst other factors.

Interest and dividend income decreased to $1.9 million in the 2022 quarter from $6.8 million in the 2021 quarter primarily due to the special dividend declared on our holdings of GAMCO in the 2021 quarter.

There were no Shareholder-designated contributions in the 2022 quarter compared to $0.4 million in the prior year’s quarter, driven by timing of contributions.

Income taxes

Our provision for income taxes was a benefit of $8.0 million for the quarter compared to expense of $9.0 million in the comparable period of 2021, primarily driven by losses in the 2022 period. The effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was 21.1% and 23.6%, respectively.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Overview

Our operating loss for the year to date period was $5.5 million compared to $16.8 million for the comparable period of 2021. The decrease in operating loss was driven primarily by no management fee expense, lower compensation accruals and lower mark to market expense on stock-based compensation in the 2022 year to date period. Other income/(loss), net was a loss of $51.0 million in the 2022 period compared to a gain of $79.3 million in the prior year’s period primarily due to mark-to-market changes in our holdings of public investments and our investments in various partnerships. The Company recorded an income tax benefit in the current period of $12.9 million compared to expense of $14.6 million in the prior year’s period. Consequently, our current period net income/(loss) was $(46.1) million, or $(2.09) per diluted share, compared to net income of $48.3 million, or $2.18 per diluted share, in the prior year’s comparable period.

Revenues

Total revenues were $5.1 million for the year to date period ended June 30, 2022, $0.3 million higher than the prior year’s period.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $4.9 million for 2022, $0.3 million higher than the comparable period of 2021.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $6.9 million for the six months ended June 30, 2022, $2.0 million lower than the $8.9 million for the six months ended June 30, 2021. Fixed compensation, which includes salaries and benefits and stock based compensation, decreased to $5.1 million for the 2022 period from $5.2 million in the prior year. For the six months ended June 30, 2022, stock-based compensation was $0.3 million compared to $0.9 million for the six months ended June 30, 2021, the decrease was driven by a decline in AC's stock price in the 2022 period. Discretionary bonus accruals were $1.4 million and $1.1 million in the 2022 and 2021 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2022, these variable payouts were $1.8 million, down $1.9 million from $3.7 million in 2021 due to performance in 2022.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. No management fee expense was recorded for the six-month period ended June 30, 2022 due to the year to date pre-tax loss. AC recorded management fee expense of $7.0 million for the six-month period ended June 30, 2021.

Other operating expenses were $3.7 million during the six months ended June 30, 2022 compared to $5.7 million in the prior year.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains/(losses) were $(53.4) million in the 2022 period versus $73.6 million in the comparable 2021 period, the decrease driven by continued market uncertainty in 2022.

Interest and dividend income decreased to $2.7 million in the 2022 period from $8.0 million in 2021 primarily due to the special dividend declared on our holdings of GAMCO in the 2021 period.

Shareholder-designated contributions were $0.2 million in 2022 compared to $2.2 million in 2021, driven by timing of contributions.

Income taxes

Our provision for income taxes was a benefit of $12.9 million for the period compared to expense of $14.6 million in the comparable period of 2021, primarily driven by losses in the 2022 period. The effective tax rate for the six months ended June 30, 2022 and June 30, 2021 was 22.8% and 23.3%, respectively.

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

Assets under management were $1.8 billion as of June 30, 2022, an increase of 1.2% and 11.9% over the December 31, 2021 and June 30, 2021 periods, respectively. The changes were attributable to market appreciation/(depreciation), foreign currency and investor net inflows.

Assets Under Management (in millions)

				% Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2022	2021	2021	2021	2021
Merger Arbitrage	$1,591	$1,542	$1,364	3.2	16.6
Event-Driven Value	174	195	201	(10.8)	(13.4)
Other	37	44	46	(15.9)	(19.6)
Total AUM	$1,802	$1,781	$1,611	1.2	11.9

Fund flows for the three months ended June 30, 2022 (in millions):

		Market
	March 31,	Appreciation/	Foreign	Net Inflows/	June 30,
	2022	(Depreciation)	Currency(1)	(Outflows)	2022
Merger Arbitrage	$1,606	$(44)	$(52)	$81	$1,591
Event-Driven Value	191	(17)	-	-	174
Other	42	(5)	-	-	37
Total AUM	$1,839	$(66)	$(52)	$81	$1,802

(1) Reflects the impact of currency fluctuations of non-US dollar classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management decreased on a net basis by $37 million for the quarter ended June 30, 2022 due to market depreciation of $66 million and the impact of currency fluctuations of non-US dollar classes of investment funds of $52 million, partially offset by net inflows of $81 million.

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

Summary cash flow data is as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$29,272	$231,661
Investing activities	(2,865)	5,602
Financing activities	(5,010)	(7,501)
Net increase in cash, cash equivalents and restricted cash	21,397	229,762
Cash, cash equivalents and restricted cash at beginning of period	328,594	39,509
Cash, cash equivalents and restricted cash at end of period	$349,991	$269,271

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At June 30, 2022, we had cash and cash equivalents of $344.3 million, Investments in U.S. Treasury Bills of $25.0 million and $244.2 million of investments net of securities sold, not yet purchased of $3.6 million. Included in cash and cash equivalents are $1.1 million as of June 30, 2022 which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $29.3 million for the six months ended June 30, 2022 due to $15.0 million of net decreases of securities and net distributions from investment partnerships and $40.3 million of adjustments for noncash items, primarily losses on investments securities and partnership investments and deferred taxes and $17.6 million of net receivables/payables, partially offset by our net loss of $(43.6) million. Net cash used in investing activities was $2.9 million due to purchases of securities of $4.3 million offset by return of capital on securities of $1.3 million. Net cash used in financing activities was $5.0 million resulting from dividends paid of $2.2 million, stock buyback payments of $1.6 million and redemptions of redeemable noncontrolling interests of $1.1 million.

Net cash provided by operating activities was $231.7 million for the six months ended June 30, 2021 due to $251.3 million of net decreases of securities and net contributions to investment partnerships and our net income of $47.9 million, offset by $60 million of adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes and net receivables/payables of $7.5 million. Net cash provided by investing activities was $5.6 million due to purchases of securities of $1.0 million offset by proceeds from sales of securities of $6.4 million and return of capital on securities of $0.2 million. Net cash used in financing activities was $7.5 million resulting from stock buyback payments of $6.1 million and dividends paid of $2.2 million.

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

ITEM 4.   Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Co-Chief Financial Officers have concluded that our disclosure controls and procedures were effective as of and for the period covered by this report.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated financial condition, operations, or cash flows at June 30, 2022. See also Note J, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended June 30, 2022:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
04/01/22 - 04/30/22	9,332	$39.17	9,332	660,276
05/01/22 - 05/31/22	8,166	38.13	8,166	652,110
06/01/22 - 06/30/22	17,794	35.97	17,794	634,316
Totals	35,292	$37.32	35,292

ITEM 6:                     (a) Exhibits

Exhibit Number	Description of Exhibit

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

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of Co-CFO pursuant to Rule 13a-14(a).

31.3	Certification of Co-CFO pursuant to Rule 13a-14(a)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-CFOs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/	Patrick B. Huvane	By: /s/	Ian J. McAdams
Name:	Patrick B. Huvane	Name:	Ian J. McAdams
Title:	Interim Co-Chief Financial Officer	Title:	Interim Co-Chief Financial Officer

Date: August 5, 2022		Date: August 5, 2022