Form 10-Q
period 2022-09-30
Associated Capital Group, Inc.
filed 2022-11-14
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at November 7, 2022
Class A Common Stock, .001 par value	3,039,448
Class B Common Stock, .001 par value	18,962,754

As of November 7, 2022, 3,039,448 shares of class A common stock and 18,962,754 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 36,758 shares of class A and class B common stock, respectively. In addition, there are 211,910 Phantom Restricted Stock Awards outstanding as of September 30, 2022.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of less than 3 months)	$288,178	$319,048
Investments in U.S. Treasury Bills with greater than 3 month maturities	133,755	60,996
Investments in equity securities (includes GBL stock with a value of $41.2 million and $60.4 million, respectively)	238,974	273,087
Investments in affiliated registered investment companies	121,863	134,548
Investments in partnerships	149,083	154,460
Receivable from brokers	18,163	42,478
Investment advisory fees receivable	1,293	8,315
Receivable and investment in note receivable from affiliates	135	10,094
Income taxes receivable, including deferred tax assets, net	13,170	-
Goodwill	3,519	3,519
Other assets	18,628	21,682
Investments in marketable securities held in trust	-	175,109
Total assets	$986,761	$1,203,336

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$56,356	$9,339
Income taxes payable, including deferred tax liabilities, net	-	8,575
Compensation payable	7,662	19,730
Securities sold, not yet purchased	3,181	12,905
Accrued expenses and other liabilities	1,528	3,580
Tendered redeemable noncontrolling interests payable	29,001	-
Deferred underwriting fee payable	-	6,125
PMV warrant liability	-	5,280
Total liabilities	97,728	65,534

Redeemable noncontrolling interests	9,778	202,456

Commitments and contingencies (Note J)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued; 3,040,753 and 3,095,169 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,754 and 18,962,918 outstanding, respectively	19	19
Additional paid-in capital	999,047	990,069
Retained earnings	3,661	68,435
Treasury stock, at cost (3,588,665 and 3,534,085 shares, respectively)	(123,478)	(121,427)
Total Associated Capital Group, Inc. equity	879,255	937,102
Noncontrolling interests	-	(1,756)
Total equity	879,255	935,346
Total liabilities and equity	$986,761	$1,203,336

As of September 30, 2022 and December 31, 2021, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”). See Footnote D.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Investment advisory and incentive fees	$2,472	$2,014	$7,409	$6,627
Other revenues	90	98	281	299
Total revenues	2,562	2,112	7,690	6,926
Expenses
Compensation	3,591	2,819	10,531	11,710
Management fee	-	226	-	7,209
Other operating expenses	2,100	(764)	5,805	4,952
Total expenses	5,691	2,281	16,336	23,871
Operating loss	(3,129)	(169)	(8,646)	(16,945)
Other income/(loss)
Net gain/(loss) from investments	(19,314)	5,676	(72,727)	79,303
Interest and dividend income	2,797	1,119	5,533	9,119
Interest expense	(66)	(97)	(145)	(251)
Shareholder-designated contribution	(1,206)	(541)	(1,414)	(2,717)
Total other income/(loss), net	(17,789)	6,157	(68,753)	85,454
Income/(loss) before income taxes	(20,918)	5,988	(77,399)	68,509
Income tax expense/(benefit)	(4,914)	484	(17,798)	15,094
Income/(loss) before noncontrolling interests	(16,004)	5,504	(59,601)	53,415
Income/(loss) attributable to noncontrolling interests	494	4,001	2,970	3,641
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(16,498)	$1,503	$(62,571)	$49,774

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$(0.75)	$0.07	$(2.84)	$2.25
Diluted	$(0.75)	$0.07	$(2.84)	$2.25

Weighted average shares outstanding:
Basic	22,010	22,084	22,033	22,141
Diluted	22,010	22,084	22,033	22,141

Actual shares outstanding	22,004	22,062	22,004	22,062

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income/(loss) before noncontrolling interests	$(16,004)	$5,504	$(59,601)	$53,415
Less: Comprehensive income/(loss) attributable to noncontrolling interests	494	4,001	2,970	3,641
Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(16,498)	$1,503	$(62,571)	$49,774

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

(Dollars in thousands)

For the three months ended March 31, 2022, June 30, 2022 and September 30, 2022

	Associated Capital Group, Inc. shareholders
			Additional					Redeemable
	Common	Retained	Paid-in	Treasury		Noncontrolling	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Total	Interests	Equity	Interests
Balance at December 31, 2021	$25	$68,435	$990,069	$(121,427)	$937,102	$(1,756)	$935,346	$202,456
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(16,186)	-	-	(16,186)	197	(15,989)	2,484
Purchase of treasury stock	-	-	-	(293)	(293)	-	(293)	-
Accretion of redeemable noncontrolling interest	-	-	(584)	-	(584)	(292)	(876)	876
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(10)
Balance at March 31, 2022	$25	$52,249	$989,485	$(121,720)	$920,039	$(1,851)	$918,188	$205,320
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(29,887)	-	-	(29,887)	83	(29,804)	(288)
Dividends declared ($0.10 per share)	-	(2,203)	-	-	(2,203)	-	(2,203)	-
Purchase of treasury stock	-	-	-	(1,317)	(1,317)	-	(1,317)	-
Accretion of redeemable noncontrolling interest	-	-	662	-	662	331	993	(993)
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(226)
Balance at June 30, 2022	$25	$20,159	$990,147	$(123,037)	$887,294	$(1,437)	$885,857	$203,327
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(29,001)
Net income/(loss)	-	(16,498)	-	-	(16,498)	-	(16,498)	494
Purchase of treasury stock	-	-	-	(441)	(441)	-	(441)	-
Accretion of redeemable noncontrolling interest	-	-	8,900	-	8,900	4,305	13,205	(13,205)
Effect of deconsolidation	-	-	-	-	-	(2,868)	(2,868)	(152,100)
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	263
Balance at September 30, 2022	$25	$3,661	$999,047	$(123,478)	$879,255	$-	$879,255	$9,778

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

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net income/(loss)	$(59,601)	$53,415
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains)/losses from partnerships	7,710	(15,530)
Depreciation and amortization	251	289
Deferred income taxes	(17,959)	8,411
Donated securities	517	2,052
Unrealized (gains)/losses on securities	73,569	(39,384)
Dividends received as securities	-	(5,066)
Loss on deconsolidation of subsidiary	3,634	-
Realized gains on sales of securities	(11,684)	(23,860)
(Increase)/decrease in assets:
Investments in trading securities	(89,282)	295,687
Investments in partnerships:
Contributions to partnerships	(6,410)	(13,562)
Distributions from partnerships	5,143	6,333
Receivable from affiliates	4,893	4,148
Receivable from brokers	19,428	(20,646)
Investment advisory fees receivable	6,976	5,989
Income taxes receivable	(1,746)	(507)
Other assets	2,770	697
Increase/(decrease) in liabilities:
Payable to affiliates	-	(2,188)
Payable to brokers	47,017	236,786
Income taxes payable	(2,040)	(3,037)
Compensation payable	(12,068)	(1,260)
Accrued expenses and other liabilities	(1,676)	(696)
Total adjustments	29,043	434,656
Net cash (used in)/provided by operating activities	(30,558)	488,071

Investing activities
Maturities of marketable securities held in trust	-	175,085
Purchases of marketable securities held in trust	-	(175,085)
Purchases of securities	(5,882)	(2,452)
Proceeds from sales of securities	620	16,724
Return of capital on securities	1,918	38,982
Deconsolidation of subsidiary cash	(1,471)	-
Proceeds from maturities of debt securities held to maturity	5,066	-
Net cash provided by investing activities	$251	$53,254

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Financing activities
Dividends paid	(2,203)	(2,211)
Purchase of treasury stock	(2,051)	(7,487)
Redemptions of redeemable noncontrolling interests	(1,196)	(1,360)
Net cash used in financing activities	(5,450)	(11,058)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(35,757)	530,267
Cash, cash equivalents and restricted cash at beginning of period	328,594	39,509
Cash, cash equivalents and restricted cash at end of period	$292,837	$569,776

Supplemental disclosures of cash flow information:
Cash paid for interest	$145	$252
Cash paid for taxes	$3,947	$10,296

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$288,178	$569,776
Restricted cash included in receivable from broker	4,659	-
Cash, cash equivalents and restricted cash	$292,837	$569,776

Supplemental disclosure of non-cash activity:

- For 2022, the Company deconsolidated certain subsidiaries which resulted in a reduction of $176.9 million of assets, $7.4 million of liabilities and $152.1 million of Redeemable noncontrolling interests. The deconsolidated assets are almost entirely attributable to $175.4 million of Investments in marketable securities held in trust and $1.5 million of cash held by Consolidated PMV, the latter of which is reflected as an Investing outflow. The deconsolidated liabilities are almost entirely attributable to $6.1 million Deferred underwriting fee payable, and $0.9 million of PMV warrant liability.

- For 2022, $29.0 million of redeemable noncontrolling interest holders tendered their shares in one of our consolidated VOE's prior to September 30, 2022. The cash payment for this tender occurred in October 2022.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

PMV Consumer Acquisition Corp.

PMV Consumer Acquisition Corp. ("PMV"), a special purpose acquisition corporation, and its sponsor, PMV Consumer Acquisition Holding Company, LLC (“Sponsor”, collectively "Consolidated PMV") were previously consolidated in the financial statements of AC because AC had a controlling financial interest in these entities. Commencing in August 2022, as a result of management and organization restructuring negotiations at the Sponsor to extend the life of PMV, AC no longer controlled Consolidated PMV. As a result, Consolidated PMV was deconsolidated from the financial statements.

As of December 31, 2021, the Consolidated PMV entity resulted in the consolidation of $163.8 million of assets, $11.5 million of liabilities, $161.8 million of redeemable noncontrolling interests and $(1.8) million of noncontrolling interests.

See Note E in our 10-K for a further discussion of PMV Consumer Acquisition Corp. as well as its registration statement, Annual Reports, and Quarterly Reports, which are all located on the U.S. Securities and Exchange Commission website https://www.sec.gov under the symbol PMVC.

AC Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GBL”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company held 2,417,500 shares as of September 30, 2022 and December 31, 2021, respectively.

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

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries. All material intercompany transactions and balances have been eliminated. The details on the impact of consolidating certain partnership entities on the condensed consolidated financial statements can be seen in Note D. Investment Partnerships and Other Entities.

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

The Company’s major revenue sources are as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment advisory and incentive fees
Asset-based advisory fees	$1,269	$1,280	$3,882	$3,712
Performance-based advisory fees	2	64	46	120
Sub-advisory fees	1,201	670	3,481	2,795
Sub-total	2,472	2,014	7,409	6,627

Other
Miscellaneous	90	98	281	299

Total	$2,562	$2,112	$7,690	$6,926

C.    Investments in Securities

Investments in securities at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$133,146	$133,755	$60,992	$60,996
Equity Securities:
Common stocks	269,034	233,113	239,383	265,156
Mutual funds	537	929	524	1,351
Other investments	6,284	4,932	6,253	6,580
Total equity securities	275,855	238,974	246,160	273,087
Total investments in securities	$409,001	$372,729	$307,152	$334,083

Investments in marketable securities held in trust(1)	$-	$-	$175,109	$175,109

(1) At  December 31, 2021, marketable securities held in the trust account through PMV were comprised of U.S Treasury Bills which mature in less than one year with an amortized cost and fair value of approximately $175 million. Such investments were categorized as Level 1.

The Company's held to maturity investments at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

September 30, 2022
	Amortized cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Held to maturity:
Investment in note receivable from affiliate	-	$-	$-	$-

During the nine months ended September 30, 2022, the Company received proceeds of $5.1 million from the exercise of a put option on its investment in note receivable from affiliate. The exercise of the put option was determined to occur at the instrument's maturity date and no gain or loss was recognized.

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

Securities sold, not yet purchased at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$2,373	$1,725	$9,021	$9,838
Other investments	670	1,456	2,767	3,067
Total securities sold, not yet purchased	$3,043	$3,181	$11,788	$12,905

Investments in affiliated registered investment companies at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$45,427	$56,006	$42,484	$64,381
Mutual funds	49,763	65,857	49,362	70,167
Total investments in affiliated registered investment companies	$95,190	$121,863	$91,846	$134,548

D.    Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $35.0 million and $41.9 million at September 30, 2022, and December 31, 2021, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. The Company had investments in Affiliated Entities totaling $114.1 million and $112.6 million at September 30, 2022 and December 31, 2021, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the condensed consolidated statements of income.

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

PMV Consumer Acquisition Corp.

Refer to the Company's audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for background on PMV Consumer Acquisition Corp.

Commencing in August 2022, as a result of management and organization restructuring negotiations at the Sponsor to extend the life of PMV, AC no longer controlled Consolidated PMV. As a result, Consolidated PMV was deconsolidated from the financial statements. and a loss of $3.6 million was recognized and recorded in Net gain/(loss) from investments in the condensed consolidated statements of income. The loss represents the difference between the carrying value and fair value of our remaining interest as of the transaction date.

We accounted for our remaining interest in PMV (comprising 1 million shares of Class A common stock and 500,000 PMV Public Warrants) at fair value. The initial fair value of these investments was $9.9 million based on the respective closing prices of both instruments on the transaction date. Our investment is recorded in Investments in equity securities in the condensed consolidated statements of financial condition and related earnings or loss from subsequent changes in fair value will be recognized in Net gain/(loss) from investments in the condensed consolidated statements of income. We have continuing involvement with PMV through our ownership interest.

We accounted for our remaining interest in the Sponsor (comprising our original $4.0 million investment) under the equity method. The initial fair value was $1.0 million which was valued using a market approach. Our investment is recorded in Investments in partnerships in the condensed consolidated statements of financial condition and related earnings or loss from our share of the underlying net income or loss will be recognized in Net gain/(loss) from investments in the condensed consolidated statements of income. We have continuing involvement with the Sponsor through our ownership interest.

In 2021 and prior to August 2022, AC consolidated the assets, liabilities and the results of operations of both PMV and Sponsor. AC invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment. The Sponsor was managed primarily by AC executives. AC determined that the Sponsor is a variable interest entity (VIE) and that AC is the primary beneficiary and therefore consolidated the assets and liabilities and results of operations of the Sponsor. In addition, AC has determined that PMV is a VIE due to the lack of equity at risk and is consolidated by the Sponsor, who is deemed to be the primary beneficiary. Neither AC nor PMV had a right to the benefits from nor did it bear the risks associated with the marketable securities held in trust assets held by PMV. Further, if PMV were to liquidate, the marketable securities held in trust assets would not be available to its general creditors, and as a result, the Company did not consider these assets available for the benefit of its investors.

The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	September 30, 2022
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$277,445	$10,733	$288,178
Investments in U.S. Treasury Bills	133,755	-	133,755
Investments in securities	148,218	90,756	238,974
Investments in affiliated registered investment companies	172,140	(50,277)	121,863
Investments in partnerships	165,763	(16,680)	149,083
Receivable from brokers	8,796	9,367	18,163
Investment advisory fees receivable	1,299	(6)	1,293
Other assets(1)	35,444	8	35,452
Investments in marketable securities held in trust	-	-	-
Total assets	$942,860	$43,901	$986,761
Liabilities and equity
Securities sold, not yet purchased	$2,427	$754	$3,181
Payable to brokers and other liabilities(1)	61,178	4,368	65,546
Tendered redeemable noncontrolling interests payable	-	29,001	29,001
Redeemable noncontrolling interests	-	9,778	9,778
Total equity	879,255	-	879,255
Total liabilities and equity	$942,860	$43,901	$986,761

	December 31, 2021
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$315,009	$4,039	$319,048
Investments in U.S. Treasury Bills	60,996	-	60,996
Investments in securities	184,229	88,858	273,087
Investments in affiliated registered investment companies	186,474	(51,926)	134,548
Investments in partnerships	174,683	(20,223)	154,460
Receivable from brokers	21,993	20,485	42,478
Investment advisory fees receivable	8,320	(5)	8,315
Other assets(1)	39,400	(4,105)	35,295
Investments in marketable securities held in trust	-	175,109	175,109
Total assets	$991,104	$212,232	$1,203,336
Liabilities and equity
Securities sold, not yet purchased	11,199	1,706	12,905
Accrued expenses and other liabilities(1)	33,825	18,804	52,629
Redeemable noncontrolling interests	-	202,456	202,456
Total equity(2)	946,080	(10,734)	935,346
Total liabilities and equity	$991,104	$212,232	$1,203,336

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

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,723	$(161)	$2,562
Operating loss	(2,359)	(770)	(3,129)
Total other income/(loss), net	(19,053)	1,264	(17,789)
Income/(loss) before noncontrolling interests	(16,498)	494	(16,004)
Income/(loss) attributable to noncontrolling interests, net of taxes	-	494	494
Net income/(loss)	$(16,498)	$-	$(16,498)

	Three Months Ended September 30, 2021
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,657	$(545)	$2,112
Operating loss	(1,821)	1,652	(169)
Total other income, net	3,777	2,380	6,157
Income/(loss) before noncontrolling interests	1,473	4,031	5,504
Income/(loss) attributable to noncontrolling interests, net of taxes	-	4,001	4,001
Net income	$1,473	$30	$1,503

	Nine Months Ended September 30, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$8,229	$(539)	$7,690
Operating loss	(6,462)	(2,184)	(8,646)
Total other income/(loss), net	(73,907)	5,154	(68,753)
Income/(loss) before noncontrolling interests	(62,571)	2,970	(59,601)
Income/(loss) attributable to noncontrolling interests, net of taxes	-	2,970	2,970
Net income/(loss)	$(62,571)	$-	$(62,571)

	Nine Months Ended September 30, 2021
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$9,658	$(2,732)	$6,926
Operating loss	(13,830)	(3,115)	(16,945)
Total other income, net	78,710	6,744	85,454
Income/(loss) before noncontrolling interests	49,788	3,627	53,415
Income/(loss) attributable to noncontrolling interests, net of taxes	-	3,641	3,641
Net income/(loss)	$49,788	$(14)	$49,774

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

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	September 30, 2022	December 31, 2021

Cash and cash equivalents	$13	$1,911
Investments in securities	8,306	11,227
Receivable from brokers	137	1,106
Investments in marketable securities held in trust	-	175,109
Other assets	-	103
Accrued expenses and other liabilities(1)	(37)	(7,074)
PMV warrant liability	-	(5,280)
Redeemable noncontrolling interests	(406)	(162,314)
Nonredeemable noncontrolling interests	-	1,757
AC Group's net interests in consolidated VIEs	$8,013	$16,545

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

Voting Interest Entities

We have an investment partnership that is consolidated as a VOE for both 2022 and 2021 because AC has a controlling interest in the entity. This resulted in the consolidation of $102.5 million of assets, $34.3 million of liabilities, and $9.4 million of redeemable noncontrolling interests at September 30, 2022 and $109.3 million of assets, $8.4 million of liabilities, and $40.1 million of redeemable noncontrolling interests at December 31, 2021. AC’s net interest in the consolidated VOE at September 30, 2022 and December 31, 2021 was $58.8 million and $60.8 million, respectively. Included in the $34.3 million of liabilities that were consolidated at September 30, 2022 was $29.0 million of tendered shares payable as a result of redeemable noncontrolling interests validly tendering their shares in the entity prior to September 30, 2022. This is accrued in Tendered redeemable noncontrolling interests payable in our condensed consolidated statements of financial condition.

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	September 30, 2022
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$276,423	$-	$-	$276,423
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	133,755	-	-	133,755
Common stocks	229,449	1,567	2,097	233,113
Mutual funds	929	-	-	929
Other	4,056	642	234	4,932
Total investments in securities	368,189	2,209	2,331	372,729
Investments in affiliated registered investment companies:
Closed-end funds	44,520	-	11,486	56,006
Mutual funds	65,857	-	-	65,857
Total investments in affiliated registered investment companies	110,377	-	11,486	121,863
Total investments held at fair value	478,566	2,209	13,817	494,592
Total assets at fair value	$754,989	$2,209	$13,817	$771,015
Liabilities
Common stocks	$1,725	$-	$-	$1,725
Other	653	803	-	1,456
Securities sold, not yet purchased	2,378	803	-	3,181
Total liabilities at fair value	$2,378	$803	$-	$3,181

	December 31, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$314,172	$-	$-	$314,172
Investments in securities (including GBL stock):
Trading - U.S. Treasury Bills	60,996	-	-	60,996
Common stocks	260,763	2,320	2,073	265,156
Mutual funds	1,351	-	-	1,351
Other	4,833	1,220	527	6,580
Total investments in securities	327,943	3,540	2,600	334,083
Investments in affiliated registered investment companies:
Closed-end funds	56,381	-	8,000	64,381
Mutual funds	70,167	-	-	70,167
Total investments in affiliated registered investment companies	126,548	-	8,000	134,548
Total investments held at fair value	454,491	3,540	10,600	468,631
Total assets at fair value	$768,663	$3,540	$10,600	$782,803
Liabilities
Common stocks	$9,838	$-	$-	$9,838
Other	1,959	1,108	-	3,067
Securities sold, not yet purchased	11,797	1,108	-	12,905
PMV warrant liability	5,280	-	-	5,280
Total liabilities at fair value	$17,077	$1,108	$-	$18,185

The following table presents additional information about assets and liabilities by major category measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Assets:	Total	Total	Total	Total
Beginning balance	$12,731	$6,135	$10,600	$6,498
Total gains/(losses)	-	(489)	70	(538)
Purchases	1,500	9	3,900	53
Sales/return of capital	(414)	(1,046)	(753)	(1,046)
Transfers	-	-	-	(358)
Ending balance	$13,817	$4,609	$13,817	$4,609
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$-	$(489)	$70	$(538)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Liabilities:	Total	Total	Total	Total
Beginning balance	$-	$7,508	$-	$-
Total (gains)/losses	-	(1,918)	-	(2,743)
Issuances	-	-	-	8,333
Ending balance	$-	$5,590	$-	$5,590
Changes in net unrealized (gain)/loss included in Net gain/(loss) from investments related to level 3 liabilities still held as of the reporting date	$-	$(1,918)	$-	$(2,743)

Total realized and unrealized gains and losses for Level 3 assets and liabilities are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three and nine months ended September 30, 2022 and the three months ended September 30, 2021, there were no transfers into or out of Level 3. For the nine months ended September 30, 2021, the Company transferred an investment with a value of approximately $0.4 million from Level 3 to Level 1 due to increased availability of market price quotations.

The following table presents the carrying amounts and estimated fair values of financial assets that are not measured at fair value on a recurring basis and their respective levels within the fair value hierarchy:

	September 30, 2022			December 31, 2021
Assets	Level within Fair Value Hierarchy	Fair Value	Amortized Cost	Level within Fair Value Hierarchy	Fair Value	Amortized Cost

Investment in note receivable from affiliate(1)	-	$-	$-	2	$5,066	$5,066
Total assets		$-	$-		$5,066	$5,066

(1) Included in Receivable and investment in note receivable from affiliates in the condensed consolidated statements of financial condition.

F.    Income Taxes

The effective tax rate (“ETR”) for the nine months ended September 30, 2022 and  September 30, 2021 was 23.0% and 22.0%, respectively. The ETR in the year to date period of 2022 differs from the U.S. corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) excluded income on certain consolidated entities, (c) deferred tax asset valuation allowances related to the carryforward of charitable contributions and (d) the dividends received deduction. The ETR in the year to date period of 2021 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the deductibility of officers' compensation, (c) the dividends received deduction, (d) the deferred tax asset valuation allowances related to the carryforward of charitable contributions and (e) excluded income on certain consolidated entities.

At September 30, 2022 the Company had net deferred tax assets, before valuation allowance of approximately $12.9 million that were recorded within income taxes receivable in the condensed consolidated statements of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.5 million and $1.3 million as of September 30, 2022 and December 31, 2021, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

As of and for the periods ended September 30, 2022 and December 31, 2021, the Company has not identified any uncertain tax positions.

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

The computations of basic and diluted net income/(loss) per share are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Income/(loss) before noncontrolling interests	$(16,004)	$5,504	$(59,601)	$53,415
Less: Income/(loss) attributable to noncontrolling interests	494	4,001	2,970	3,641
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(16,498)	$1,503	$(62,571)	$49,774

Weighted average number of shares of Common Stock outstanding - basic	22,010	22,084	22,033	22,141
Weighted average number of shares of Common Stock outstanding - diluted	22,010	22,084	22,033	22,141

Basic and Diluted EPS	$(0.75)	$0.07	$(2.84)	$2.25

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

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on September 30, 2022 and December 31, 2021, the total liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of September 30, 2022 and December 31, 2021, with respect to the Phantom RSAs was $3.8 million and $3.0 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three and nine month periods ended  September 30, 2022 and 2021, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$452	$365	$769	$1,223

Remaining expense to be recognized, if all vesting conditions are met(1)			4,408	6,264

Weighted average remaining contractual term (in years)			1.9	2.3

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA activity (in thousands, except per share data):

	PRSA's	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	222,905	$36.03
Granted	-	-
Forfeited	(945)	37.40
Vested	-	-
Balance at March 31, 2022	221,960	$36.02
Granted	-	-
Forfeited	(6,050)	35.63
Vested	-	-
Balance at June 30, 2022	215,910	$36.04
Granted	4,500	41.70
Forfeited	(8,500)	35.82
Vested	-	-
Balance at September 30, 2022	211,910	$36.16

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

The following table presents the Company's stock repurchase activity and remaining authorization:

For the period ended September 30, 2022:	Number of shares	Average price per share
Remaining repurchase authorization at December 31, 2021	677,144
Shares purchased under repurchase plan (1)	(7,536)	$38.84
Remaining repurchase authorization at March 31, 2022	669,608
Shares purchased under repurchase plan (1)	(35,292)	$37.32
Remaining repurchase authorization at June 30, 2022	634,316
Shares purchased under repurchase plan (1)	(11,752)	$37.52
Remaining repurchase authorization at September 30, 2022	622,564
For the period ended September 30, 2021:
Remaining repurchase authorization at December 31, 2020	893,102
Shares purchased under repurchase plan (1)	(119,087)	$35.24
Remaining repurchase authorization at March 31, 2021	774,015
Shares purchased under repurchase plan (1)	(53,992)	$35.06
Remaining repurchase authorization at June 30, 2021	720,023
Shares purchased under repurchase plan (1)	(38,577)	$36.19
Remaining repurchase authorization at September 30, 2021	681,446

(1) Repurchases totaled $0.4 million and $1.4 million for the three-month periods ended September 30, 2022 and 2021, respectively. Repurchases totaled $2.1 million and $7.5 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

Dividends

There were no dividends declared during the three-month periods ended September 30, 2022 or 2021. During the nine-month periods ended   September 30, 2022 and 2021, the Company declared dividends of $0.10 per share to Class A and Class B shareholders.

I.    Goodwill

At September 30, 2022, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the nine months ended September 30, 2022 or September 30, 2021, and as such there was no impairment analysis performed or charge recorded.

J.    Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management believes, however, that such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations or cash flows at September 30, 2022.

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

K.    Subsequent Events

From October 1, 2022 to November 14, 2022, the Company repurchased 2,205 shares at $39.65 per share.

On October 6, 2022, GAMCO Investors, Inc. voluntarily delisted its class A common stock from the NYSE and began trading on the OTCQX platform under the symbol GAMI.

On October 7, 2022, our consolidated VOE completed its payment to tendered holders. This payment was accrued in Tendered redeemable noncontrolling interests payable in our condensed consolidated statements of financial condition as of September 30, 2022.

On November 11, 2022, the Board of Directors declared a semi-annual dividend of $0.10 per share, which is payable on December 15, 2022 to Class A and Class B shareholders of record on December 1, 2022.

On November 11, 2022, the Board of Directors approved a $0.15 per share shareholder designated charitable contribution. If all eligible shares outstanding were registered to participate at the record date, the total contribution would approach $3.3 million.

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

Proprietary Capital

Proprietary capital is earmarked for our direct investment business that invests in new and existing businesses, using a variety of techniques and structures. We launched our direct private equity and merchant banking activities in August 2017. The direct investment business is developing along several core pillars:

●	Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fundless” sponsor.
●	Gabelli Principal Strategies Group, LLC (“GPS”) was created to pursue strategic operating initiatives broadly.

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

We have a proprietary portfolio of cash and investments which we expect to use to invest primarily in funds that we will manage, provide seed capital for new products, expand our geographic presence, develop new markets and pursue strategic acquisitions and alliances.

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

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended  September 30, 2022 and 2021:

($000s except per share data or as noted)

	Third Quarter
	2022	2021
AUM - end of period (in millions)	$1,752	$1,680
AUM - average (in millions)	1,807	1,651
Net income/(loss) per share-diluted	$(0.75)	$0.07
Book value per share at September 30	$39.96	$42.24

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

Condensed Consolidated Statements of Financial Condition

We ended the third quarter of 2022 with approximately $884 million in cash and investments, net of securities sold, not yet purchased of $3 million and net of payables to broker of $45 million relating to an unsettled T-bill rollover trade. This includes $288 million of cash and cash equivalents; $134 million of short-term U.S. Treasury obligations; $236 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $41.2 million; and $271 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $56 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $879 million or $39.96 per share as of September 30, 2022, compared to $937 million or $42.48 per share as of December 31, 2021. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The decrease in equity from the end of 2021 was largely attributable to loss for the year to date period.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Investment advisory and incentive fees	$2,472	$2,014	$7,409	$6,627
Other revenues	90	98	281	299
Total revenues	2,562	2,112	7,690	6,926
Expenses
Compensation	3,591	2,819	10,531	11,710
Management fee	-	226	-	7,209
Other operating expenses	2,100	(764)	5,805	4,952
Total expenses	5,691	2,281	16,336	23,871
Operating loss	(3,129)	(169)	(8,646)	(16,945)
Other income/(loss)
Net gain/(loss) from investments	(19,314)	5,676	(72,727)	79,303
Interest and dividend income	2,797	1,119	5,533	9,119
Interest expense	(66)	(97)	(145)	(251)
Shareholder-designated contribution	(1,206)	(541)	(1,414)	(2,717)
Total other income/(loss), net	(17,789)	6,157	(68,753)	85,454
Income/(loss) before income taxes	(20,918)	5,988	(77,399)	68,509
Income tax expense/(benefit)	(4,914)	484	(17,798)	15,094
Income/(loss) before noncontrolling interests	(16,004)	5,504	(59,601)	53,415
Income/(loss) attributable to noncontrolling interests	494	4,001	2,970	3,641
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(16,498)	$1,503	$(62,571)	$49,774

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$(0.75)	$0.07	$(2.84)	$2.25
Diluted	$(0.75)	$0.07	$(2.84)	$2.25

Weighted average shares outstanding:
Basic	22,010	22,084	22,033	22,141
Diluted	22,010	22,084	22,033	22,141

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Overview

Our operating loss for the quarter was $3.1 million compared to $0.2 million for the comparable quarter of 2021. The increase in operating loss was driven primarily by a $2.4 million one-time credit recorded in the third quarter of 2021. Other income/(loss), net was a loss of $17.8 million in the 2022 quarter compared to a gain of $6.2 million in the prior year’s quarter primarily due to mark-to-market changes in our holdings of our securities portfolio. The Company recorded an income tax benefit in the current quarter of $4.9 million compared to expense of $0.5 million in the prior year’s quarter. Consequently, our current quarter net income/(loss) was $(16.5) million, or $(0.75) per diluted share, compared to net income of $1.5 million, or $0.07 per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $2.6 million for the quarter ended September 30, 2022, 21.3% higher than the prior year’s period.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $2.5 million for 2022, $0.5 million higher than the comparable quarter of 2021 mainly due to higher average AUM. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. There were no material unrecognized incentive fees for the quarter ended September 30, 2022 compared to $9.4 million for the quarter ended September 30, 2021.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $3.6 million and $2.8 million for the three month periods ended September 30, 2022 and September 30, 2021, respectively. Fixed compensation, which includes salaries and benefits and stock based compensation, increased to $2.7 million for the 2022 period from $2.3 million in the prior year. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2022, these variable payouts were $0.9 million, an increase from $0.5 million accrued in 2021 driven primarily by higher management fees in 2022 as a result of higher average AUM.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. No management fee expense was recorded for the three-month period ended September 30, 2022 due to the year to date pre-tax loss. AC recorded management fee expense of $0.2 million for the three-month period ended September 30, 2021.

Other operating expenses were $2.1 million during the three months ended September 30, 2022 compared to $(0.8) million in the prior year's quarter, driven primarily by the $2.4 million one-time credit recorded in the third quarter of 2021.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains/(losses) were losses of $19.3 million in the 2022 quarter versus gains of $5.7 million in the comparable 2021 quarter, the decrease driven by market volatility in Q3 2022 brought on by rising interest rates, geo-political factors and accelerating inflation.

Interest and dividend income decreased to $2.8 million in the 2022 quarter from $1.1 million in the 2021 quarter primarily driven by increased interest income on our treasury bills as a result of higher interest rates in 2022.

Shareholder-designated contributions in the 2022 quarter increased to $1.2 million compared to $0.5 million in the prior year’s quarter, driven by timing of contributions.

Income taxes

Our provision for income taxes was a benefit of $4.9 million for the quarter compared to expense of $0.5 million in the comparable period of 2021, primarily driven by losses in the 2022 period. The effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was 23.5% and 8.1%, respectively.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Overview

Our operating loss for the year to date period was $8.6 million compared to $16.9 million for the comparable period of 2021. The decrease in operating loss was driven primarily by no management fee expense, lower compensation accruals and lower mark to market expense on stock-based compensation in the 2022 year to date period. Other income/(loss), net was a loss of $68.8 million in the 2022 period compared to a gain of $85.5 million in the prior year’s period primarily due to mark-to-market changes in our securities. The Company recorded an income tax benefit in the current period of $17.8 million compared to expense of $15.1 million in the prior year’s period. Consequently, our current period net income/(loss) was $(62.6) million, or $(2.84) per diluted share, compared to $49.8 million, or $2.25 per diluted share, in the prior year’s comparable period.

Revenues

Total revenues were $7.7 million for the year to date period ended September 30, 2022, $0.8 million higher than the prior year’s period.

We earn advisory fees based on the average level of AUM in our products. Advisory fees were $7.4 million for 2022, $0.8 million higher than the comparable period of 2021 as a result of higher average AUM.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $10.5 million for the nine months ended September 30, 2022, $1.2 million lower than the $11.7 million for the nine months ended September 30, 2021. Fixed compensation, which includes salaries and benefits and stock based compensation, increased to $7.8 million for the 2022 period from $7.5 million in the prior year. Salaries and benefits were $4.1 million and $3.8 million in the 2022 and 2021 periods, respectively. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2022, these variable payouts were $2.7 million, down $1.5 million from $4.2 million in 2021 due to performance in 2022.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. No management fee expense was recorded for the nine-month period ended September 30, 2022 due to the year to date pre-tax loss. AC recorded management fee expense of $7.2 million for the nine-month period ended September 30, 2021.

Other operating expenses were $5.8 million during the nine months ended September 30, 2022 compared to $5.0 million in the prior year.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains/(losses) were losses of $72.7 million in the 2022 period versus gains of $79.3 million in the comparable 2021 period. In the 2022 period, our investments, other than investments in the Arb funds, were impacted mainly on a mark to market basis due to the market volatility brought on by rising interest rates, geo-political factors, and accelerating inflation.

Interest and dividend income decreased to $5.5 million in the 2022 period from $9.1 million in 2021 primarily due to the special dividend declared on our holdings of GAMCO in the 2021 period, partially offset by higher interest income on our treasury bills in 2022 driven by higher interest rates.

Shareholder-designated contributions were $1.4 million in 2022 compared to $2.7 million in 2021, driven by timing of contributions.

Income taxes

Our provision for income taxes was a benefit of $17.8 million for the period compared to expense of $15.1 million in the comparable period of 2021, primarily driven by losses in the 2022 period. The effective tax rate for the nine months ended September 30, 2022 and September 30, 2021 was 23.0% and 22.0%, respectively.

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

Assets under management were $1.8 billion as of September 30, 2022, a decrease of 1.6% over December 31, 2021 and an increase of 4.3% over September 30, 2021. The changes were attributable to market appreciation/(depreciation), foreign currency and investor net inflows/(outflows).

Assets Under Management (in millions)

				% Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2022	2021	2021	2021	2021
Merger Arbitrage	$1,518	$1,542	$1,438	(1.6)	5.6
Event-Driven Value	203	195	198	4.1	2.5
Other	31	44	44	(29.5)	(29.5)
Total AUM	$1,752	$1,781	$1,680	(1.6)	4.3

Fund flows for the three months ended September 30, 2022 (in millions):

		Market
	June 30,	Appreciation/	Foreign	Net Inflows/	September 30,
	2022	(Depreciation)	Currency(1)	(Outflows)	2022
Merger Arbitrage	$1,591	$18	$(39)	$(52)	$1,518
Event-Driven Value	174	(9)	-	38	203
Other	37	(1)	-	(5)	31
Total AUM	$1,802	$8	$(39)	$(19)	$1,752

(1) Reflects the impact of currency fluctuations of non-US dollar classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management decreased on a net basis by $50 million for the quarter ended September 30, 2022 due to the impact of currency fluctuations of non-US dollar classes of investment funds of $39 million, net investor outflows of $19 million, partially offset by market appreciation of $8 million.

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

Summary cash flow data is as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(30,558)	$488,071
Investing activities	251	53,254
Financing activities	(5,450)	(11,058)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(35,757)	530,267
Cash, cash equivalents and restricted cash at beginning of period	328,594	39,509
Cash, cash equivalents and restricted cash at end of period	$292,837	$569,776

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At September 30, 2022, we had cash and cash equivalents of $288.2 million, Investments in U.S. Treasury Bills of $133.8 million and $235.8 million of investments net of securities sold, not yet purchased of $3.2 million. Included in cash and cash equivalents are $10.7 million as of September 30, 2022 which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $30.6 million for the nine months ended September 30, 2022 due to $90.5 million of net decreases of securities and net distributions from investment partnerships and our net loss of $59.6 million, partially offset by $56.0 million of adjustments for noncash items, primarily losses on investments securities and partnership investments and deferred taxes and $63.6 million of net receivables/payables. Net cash provided by investing activities was $0.3 million due to proceeds from maturities of debt securities held to maturity of $5.1 million, return of capital on securities of $1.9 million and proceeds from sales of securities of $0.6 million, partially offset by purchases of securities of $5.9 million and the impact of deconsolidation of our subsidiary of $1.4 million. Net cash used in financing activities was $5.5 million resulting from dividends paid of $2.2 million, stock buyback payments of $2.1 million and redemptions of redeemable noncontrolling interests of $1.2 million.

Net cash provided by operating activities was $488.1 million, which includes the impact of the $225 million unsettled T-bill rollover trade, for the nine months ended September 30, 2021. Excluding the impact of that unsettled rollover, net cash provided by operating activities was $262.8 million, due to $288.5 million of net decreases of securities and net contributions to investment partnerships and our net income of $53.4 million, offset by $73.1 million of adjustments for noncash items, primarily gains on investment securities, partnership investments and deferred taxes, and $6.0 million of net receivables/payables. Net cash provided by investing activities was $53.3 million due to purchases of securities of $2.4 million offset by proceeds from sales of securities of $16.7 million and return of capital on securities of $39.0 million. Net cash used in financing activities was $11.1 million, resulting from stock buyback payments of $7.5 million and dividends paid of $2.2 million.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated financial condition, operations, or cash flows at September 30, 2022. See also Note J, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended September 30, 2022:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
07/01/22 - 07/31/22	4,100	$36.42	4,100	630,216
08/01/22 - 08/31/22	695	39.51	695	629,521
09/01/22 - 09/30/22	6,957	37.97	6,957	622,564
Totals	11,752	$37.52	11,752

ITEM 6:                     (a) Exhibits

Exhibit Number	Description of Exhibit

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

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/	Patrick B. Huvane	By: /s/	Ian J. McAdams
Name:	Patrick B. Huvane	Name:	Ian J. McAdams
Title:	Interim Co-Chief Financial Officer	Title:	Interim Co-Chief Financial Officer

Date: November 14, 2022		Date: November 14, 2022