Form 10-K
period 2022-12-31
Associated Capital Group, Inc.
filed 2023-03-16
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $111,632,521.

As of March 3, 2023, 2,994,616 shares of class A common stock and 18,962,754 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chair, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 36,758 shares of class A and class B common stock, respectively. In addition, there are 210,910 Phantom Restricted Stock Awards outstanding as of December 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Associated Capital Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

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

Definitions

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries through which our operations are actually conducted. “GAMCO”, “GAMI”, or similar terms refer to our former parent GAMCO Investors, Inc.

The information provided in response to Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the notes thereto included in Item 8 to this report.

PART 1:         OVERVIEW

Giving Back to Society - (Y)our “S” in ESG

AC seeks to be a good corporate citizen by supporting our community through sponsoring local organizations. On November 11, 2022, the Board of Directors of AC approved a $0.15 per share shareholder designated charitable contribution (“SDCC”) for registered shareholders as of January 18, 2023. Based on the program created by Warren Buffett at Berkshire Hathaway, our corporate charitable giving is somewhat unique in that the recipients of AC's charitable contributions are chosen directly by the shareholders, rather than our corporate officers. Since our spin off as a public company in 2015, the shareholders of AC have donated approximately $34 million, including $3.0 million for the most recent SDCC, to over 160 organizations (501(c)(3)) across the United States.

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

We manage assets on a discretionary basis and invest in a variety of U.S. and foreign securities mainly in the developed global markets. We primarily employ absolute return strategies with the objective of generating positive returns. We serve a wide variety of investors globally, including private wealth management clients, corporations, corporate pension and profit-sharing plans, foundations and endowments, as well as serving as sub-advisor to certain third-party investment funds.

In merger arbitrage, the goal is to earn absolute positive returns. We introduced our first limited partnership, Gabelli Arbitrage (renamed Gabelli Associates Fund), in February 1985. Our typical investment process begins when a deal is announced, buying shares of the target at a discount to the stated deal terms, earning the spread until the deal closes, and reinvesting the proceeds in new deals in a similar manner. By owning a diversified portfolio of transactions, we mitigate the adverse impact of single deal-specific risks. Since inception, we have compounded net annual returns of 7.2% with 36 of 38 positive years, net, overall. As a result, a $10 million investment by a tax free vehicle in this fund at its inception would be worth more than $140 million as of December 31, 2022. In addition, the value of the investment would have exhibited significantly less volatility than that of broad equity indices.

As the business and investor base expanded, we launched an offshore version in 1989. Building on our strengths in global event-driven value investing, several investment vehicles have been added to balance investors’ geographic, strategic and sector-specific needs. Today, we manage investments in multiple categories, including merger arbitrage, event-driven value and other strategies.

In 2021, our Board of Directors approved the launch of a private equity fund.

Assets Under Management

As of December 31, 2022, we managed approximately $1.84 billion in assets. The following table sets forth AC’s total AUM, including investment funds and separately managed accounts, for the dates shown:

	December 31,
($ in millions)	2022	2021	2020	2019	2018	2017	2016	2015
Merger Arbitrage	$1,588	$1,542	$1,126	$1,525	$1,342	$1,384	$1,076	$869
Event-Driven Value(a)	222	195	180	132	118	91	133	145
Other(b)	32	44	45	59	60	66	63	66
Total AUM	$1,842	$1,781	$1,351	$1,716	$1,520	$1,541	$1,272	$1,080

(a)	Assets under management represent the assets invested in this strategy that are attributable to AC.
(b)	Includes investment vehicles focused on private equity, merchant banking, non-investment grade credit and capital structure arbitrage.

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

Our direct investing efforts are organized to invest in various ways, including growth capital, leveraged buyouts and restructurings, with an emphasis on small and mid-sized companies. Our investment sourcing is across a variety of channels, including direct owners, private equity funds, classic agents, and corporate carve outs (which are positioned for accelerated growth, as businesses seek to enhance shareholder value through financial engineering). The Company’s direct investing vehicles allow us to acquire companies and create long-term value with no pre-determined exit timetable.

We have a proprietary portfolio of cash and investments which we expect to use to invest primarily in funds that we will manage, provide seed capital for new products, expand our geographic presence, develop new markets and pursue strategic acquisitions and alliances.

Business Strategy

Our business strategy targets global growth of the business through continued leveraging of our proven asset management strengths, including the long-term performance record of our alternative investment funds, diverse product offerings and experienced investment, research and client relationship professionals. In order to achieve performance and growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

Continuing an Active Fundamental Investment Approach

Since 1985, our results demonstrate our core competence in absolute return, event driven investing through varying market cycles to earn rates of return independent of the broad markets’ direction. Our proprietary “Private Market Value (PMV) with a Catalyst” investing approach remains the principal management philosophy guiding our global research efforts and forms the backbone of our M&A investment activities. The PMV methodology is based on investing principles first articulated by Graham & Dodd, and further refined by our Executive Chair, Mario J. Gabelli. Our M&A portfolios provide access to Gabelli’s deep history of investing in mergers and is a natural extension of our long standing research-driven investment process oriented toward undervalued assets as articulated through our PMV methodology. The investment team takes an active approach to merger investing, analyzing the various qualitative and quantitative aspects of the transaction from announcement to deal completion, coupled with our fundamental understanding of business valuations, building and monitoring transactions in the portfolio across the deal timeline.

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

Opportunities in Private Equity

One of our initiatives is to launch a private equity business to capitalize on the developing opportunities in the capital market place.

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

Regulation

Virtually all aspects of our businesses are subject to federal, state and foreign laws and regulations. These laws and regulations are primarily intended to protect investment advisory clients and investors and the financial markets. Under such laws and regulations, agencies that regulate investment advisors have broad powers, including the power to limit, restrict or prohibit such an advisor from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed for non-compliance include civil and criminal liability, the suspension of individual employees, injunctions, limitations on engaging in certain lines of business for specified periods of time, revocation of the investment advisor and other registrations, censures and fines.

Existing U.S. Regulation Overview

AC and certain of its U.S. subsidiaries are currently subject to extensive regulation, primarily at the federal level, by the SEC, the United States Department of Labor, and other regulatory bodies. Certain of our U.S. subsidiaries are also subject to anti-terrorist financing, privacy, and anti-money laundering regulations, as well as economic sanctions laws and regulations established by these agencies.

The Advisers Act

GCIA is registered with the SEC under the Advisers Act and is regulated by and subject to examination by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers including fiduciary duties, disclosure obligations and record keeping, operational and marketing requirements. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from censure to termination of an investment adviser’s registration. The failure of GCIA to comply with the requirements of the SEC could have a material adverse effect on us.

We derive substantially all of our revenues from investment advisory services under investment management agreements. Under the Advisers Act, our investment management agreements cannot be assigned without the client’s consent.

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

The FATCA and CRS rules will impact both U.S. and non-U.S. Investment Partnerships and separately managed accounts and subject us to extensive additional administrative burdens. Our business could also be impacted to the extent there are other changes to tax laws, such as the recent tax reform legislation. Such changes could adversely affect our financial results.

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

Laws and Other Issues Relating to Taking Significant Equity Stakes in Companies

Investments by AC, its affiliates, and those made on behalf of their respective advisory clients and Investment Partnerships often represent a significant equity ownership position in an issuer’s equity. This may be due to the fact that AC is deemed to be a member of a “group” that includes GAMCO, an entity under common control with AC, and, therefore, may be deemed to beneficially own the securities owned by other members of the group under applicable securities regulations. As of December 31, 2022, by virtue of being a member of the group, AC was deemed to hold five percent or more beneficial ownership with respect to approximately 70 equity securities. This activity raises frequent regulatory, legal and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ stockholder rights plans or “poison pills”, various federal and state regulatory limitations, including (i) state gaming laws and regulations, (ii) federal communications laws and regulations, (iii) federal and state public utility laws and regulations, (iv) federal proxy rules governing stockholder communications, and (v) federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

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

Markets in Financial Instruments Directive

The EU’s revised Markets in Financial Instruments Directive (“MiFID II”), which was fully implemented in 2018, created specific new rules regarding the use of “soft dollars” to pay for research. A MiFID licensed investment firm that provides portfolio management services or independent investment advisory services to clients may not pay for third-party research with soft dollars generated through client trading activity. Research must be paid for either (i) by the investment firm out of its own resources, or (ii) through a separate research payment account for each client to pay for the research. While currently GCIA is not directly subject to MiFID II: (a) GCIA may be invoiced separately by any EU brokers from whom it purchases research in the future; and (b) clients may begin to require that GCIA “unbundle” research payments from commission trading.

The Financial Conduct Authority (“FCA”) currently regulates Gabelli Securities International (UK) Limited (“GSIL UK”), our MiFID licensed entity in the United Kingdom. Authorization by the FCA is required to conduct certain financial services-related business in the United Kingdom under the Financial Services and Markets Act 2000. The FCA’s rules adopted under that Act provide requirements dealing with a firm’s capital resources, senior management arrangements, conduct of business, interaction with clients and systems and controls. The FCA supervises GSIL UK through a combination of proactive engagement, event-driven and reactive supervision and thematic-based reviews in order to monitor our compliance with regulatory requirements. Breaches of the FCA’s rules may result in a wide range of disciplinary actions against GSIL UK and/or its employees.

Clients whose assets we manage in the EU are additionally subject to EU regulations on OTC derivatives which require (i) the central clearing of standardized OTC derivatives, (ii) the application of risk-mitigation techniques to non-centrally cleared OTC derivatives and (iii) the reporting of all derivative contracts.

Brexit Impact

Through The European Union (Withdrawal) Act of 2018, GSIL UK remained subject to the requirements of MiFID II as in effect on December 31, 2020 (the “Transition End Date”). MiFID II sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. MiFID II also includes pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. In addition, relevant entities must comply with revised obligations on capital resources for banks and certain investment firms set out in the Capital Requirements Directive. This directive includes requirements not only on capital, but also governance and remuneration as well. The obligations introduced through these directives have a direct effect on some of our European operations. The Company cannot assure you the extent to which the future amendments to or replacement of MiFID II or other EU regulations will be adopted into UK law and continue to apply to GSIL UK after the Transition End Date.

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

Employees

On March 3, 2023, we had a full-time staff of 24 teammates, of whom 8 served in the portfolio management, research and trading areas, 8 served in the marketing and shareholder servicing areas and 8 served in the finance, legal, operations and administrative areas. We also avail ourselves of services provided by GAMCO in accordance with a transitional services agreement that was entered into with GAMCO as part of AC’s spin-off from GAMCO on November 30, 2015.

Status as a Smaller Reporting Company

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K. As a result, we are eligible to take advantage of certain exemptions from various reporting requirements that are not available to other public companies that are not “smaller reporting companies”.

Our website address is www.associated-capital-group.com. Information on our website is not incorporated by reference herein and is not part of this report. We provide a link on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on our website are available free of charge. In addition, these reports and the other documents we file with the SEC are available at www.sec.gov.

ITEM 1A:	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

Our offices are owned by a wholly-owned subsidiary of AC and are located at 191 Mason Street, Greenwich, CT 06830. A portion of the office space is leased to affiliates. AC received $116.4 thousand and $118.1 thousand from affiliates (primarily GAMCO) pursuant to lease agreements for this property for 2022 and 2021, respectively. These amounts are included in other revenues in the consolidated statements of income.

AC acquired 3 St. James Place, London, UK on March 3, 2020, which was fully leased to GAMCO commencing 2021. For the years ended December 31, 2022 and 2021, the Company received $309.8 thousand and $275.4 thousand, respectively, under the lease agreement. These amounts are included in other revenues in the consolidated statements of income.

During 2022 and 2021, AC paid $72.1 thousand and $73.7 thousand, respectively, to GAMCO pursuant to a sublease based on the percentage of square footage occupied by several AC teammates (including pro rata allocation of common space) at GAMCO’s offices at One Corporate Center, Rye, NY 10580. These amounts are included in other operating expenses in the consolidated statements of income.

ITEM 3:	LEGAL PROCEEDINGS

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. Management is not aware of any probable or reasonably possible losses at December 31, 2022. See also Note 12, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Stock, Dividends and Stock Repurchase Program

Shares of our Class A common stock are traded on the New York Stock Exchange ("NYSE") under the symbol AC.

As of March 3, 2023, there were 114 and 20 holders of record of the Company’s Class A and Class B common stock, respectively. These figures do not include beneficial holders of Class A shares held in “street” name at various brokerage firms.

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

The following table provides information for our repurchase of our Class A common stock during the quarter ended December 31, 2022:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/22 - 10/31/22	1,305	$39.16	1,305	621,259
11/01/22 - 11/30/22	9,326	39.39	9,326	611,933
12/01/22 - 12/31/22	2,581	40.87	2,581	609,352
Totals	13,212	$39.66	13,212

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

Overview

Associated Capital Group, Inc. (NYSE: AC), a company incorporated under the laws of Delaware, provides alternative investment management services and operates a direct investment business. Our revenues are based primarily on the Company’s level of assets under management (“AUM”).

In response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals and entities within Russia by governments around the world, including the U.S. and the European Union. Furthermore, a novel strain of coronavirus, and its variants ("COVID-19"), continue to disrupt global supply chains, adding broad inflationary pressures impacting companies worldwide. As a result of this pandemic, many of our employees ("teammates") were working remotely in early 2021. The Company's remote work arrangements were mostly discontinued as of July 2021 and a majority of our teammates are now back in our offices. The resulting economic dislocations from the pandemic and the Ukraine-Russia conflict did not have a significant adverse impact on our AUM.

There was no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there was no material challenge in implementing our business continuity plan.

Financial Highlights

Financial Performance

The following is a summary of the Company’s financial performance for the quarters and years ended December 31, 2022 and 2021:

	Fourth Quarter		Full Year
	2022	2021	2022	2021
AUM - end of period (in millions)	$1,842	$1,781	$1,842	$1,781
AUM - average (in millions)	1,811	1,735	1,817	1,595
Net income/(loss) per share-diluted	$0.62	$0.43	$(2.22)	$2.68
Book value per share at December 31	$40.48	$42.48	$40.48	$42.48

Financial Condition Overview

The Company consolidates certain investment partnerships and other entities for which it has a controlling financial interest. The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the consolidated statements of financial condition (in thousands):

	December 31, 2022
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$209,941	$8,521	$218,462
Investments	660,445	(2,151)	658,294
Other	42,861	8,073	50,934
Total assets	$913,247	$14,443	$927,690
Liabilities and equity
Total liabilities	$23,051	$4,250	$27,301
Redeemable noncontrolling interests	-	10,193	10,193
Total Associated Capital Group, Inc. equity	890,196	-	890,196
Total liabilities and equity	$913,247	$14,443	$927,690

	December 31, 2021
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$315,009	$4,039	$319,048
Investments	606,382	16,709	623,091
Other	69,713	191,484	261,197
Total assets	$991,104	$212,232	$1,203,336
Liabilities and equity
Total liabilities	$45,024	$20,510	$65,534
Redeemable noncontrolling interests	-	202,456	202,456
Total Associated Capital Group, Inc. equity(1)	946,080	(8,978)	937,102
Noncontrolling interests(1)	-	(1,756)	(1,756)
Total liabilities and equity	$991,104	$212,232	$1,203,336

(1) Debit adjustments to Associated Capital Group, Inc. equity and noncontrolling interests reflects the amortization of the discount related to the issuance of PMV SPAC’s (as defined in Note 1) redeemable noncontrolling interest. The discount is amortized through an adjustment to additional paid-in capital and noncontrolling interest (proportionate to ownership interest in PMV Sponsor, as defined in Note 1) and is also adjusted periodically for income/loss allocated to redeemable noncontrolling interest.

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. In light of the ongoing dynamics created by the Russian invasion of Ukraine and COVID-19, and their impact on the global economy and markets, we could experience higher volatility in short-term returns of our funds.

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

Net income attributable to noncontrolling interests represents the share of net income attributable to third-party limited partners of certain partnerships and offshore funds we consolidate. Please refer to Notes 1 and 5 in our consolidated financial statements included elsewhere in this report.

Consolidated Statements of Financial Condition

We ended 2022 with approximately $873.9 million in cash and investments, net of securities sold, not yet purchased of $2.9 million. This includes $218.5 million of cash and cash equivalents; $186.0 million of short-term U.S. Treasury obligations; $192.7 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $36.7 million; and $276.7 million invested in affiliated and third-party funds and partnerships, including investments in closed end funds managed by affiliates (primarily GAMCO) which have a value of $56.8 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total equity attributable to shareholders of the Company was $890.2 million or $40.48 per share as of December 31, 2022, compared to $937.1 million or $42.48 per share as of the prior year-end. Shareholders’ equity per share is calculated by dividing the total Associated Capital Group, Inc. equity by the number of common shares outstanding.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	December 31,	December 31,
	2022	2021	% Change
Merger Arbitrage	$1,588	$1,542	3.0
Event-Driven Value	222	195	13.8
Other	32	44	(27.3)
Total AUM (a)	$1,842	$1,781	3.4

(a) Includes $239 million and $238 million of proprietary capital, respectively.

Changes in our AUM during 2022 were as follows (dollars in millions):

	December 31,			Investment	Foreign	December 31,
	2021	Inflows	Outflows	Return	Currency(1)	2022
Merger Arbitrage	$1,542	$573	$(504)	$50	$(73)	$1,588
Event-Driven Value	195	40	(2)	(11)	-	222
Other	44	-	(7)	(5)	-	32
Total AUM	$1,781	$613	$(513)	$34	$(73)	$1,842

(1) Reflects the impact of currency fluctuations of non-US dollar classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management increased on a net basis by $61 million for the year ended December 31, 2022 due to net investor inflows of $100 and market appreciation of $34, partially offset by the impact of currency fluctuations of $73 from non-US dollar classes of investment funds.

Operating Results for the Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

Revenues

Total revenues were $15.2 million for the year ended December 31, 2022, $5.7 million lower than total revenues of $20.9 million for the year ended December 31, 2021. Total revenues by type were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%

Investment advisory and incentive fees	14,801	20,530	(5,729)	(27.9)
Other revenues	427	394	33	8.4
Total revenues	$15,228	$20,924	(5,696)	(27.2)

Investment advisory and incentive fees: We earn advisory fees based on our AUM. Investment advisory fees are directly influenced by the amount of average AUM and the fee rates applicable to various accounts.

Advisory and incentive fees were $14.8 million for 2022 compared to $20.5 million for 2021, a decrease of $5.7 million. This decrease is the result of lower performance-based incentive fees, partially offset by higher management fees based on higher average AUM in 2022.

Incentive fees are directly related to the gains generated for our clients’ accounts. We earn a percentage, usually 20%, of such gains. Incentive fees were $5.1 million in 2022, down $7.3 million from $12.4 million in 2021, due to superior investment performance in 2021.

Other revenues: Other revenues were $0.4 million in 2022 and $0.4 million in 2021.

Expenses

Compensation: Compensation, which includes variable compensation, salaries, bonuses and benefits, was $18.9 million for the year ended December 31, 2022, a decrease of $5.6 million from $24.5 million for the year ended December 31, 2021. Fixed compensation expense, which includes salaries, stock-based compensation, bonuses and benefits, increased to $11.5 million in 2022 from $11.1 million in 2021. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2022, these variable payouts (based on the investment performance of the products with incentive fees) were $7.4 million, a decrease of $6.0 million from $13.4 million in 2021.

Management fees: Management fee expense is incentive-based and entirely variable compensation equal to 10% of the aggregate adjusted pre-tax profits, which is paid to the Executive Chair or his designees pursuant to his employment agreement with AC. In 2022 AC recorded no management fee expense due to pre-tax losses compared to management fee expense of $8.4 million in 2021.

Other operating expenses: Our other operating expenses were $7.6 million in 2022 compared to $7.1 million in 2021.

Investment and other non-operating income/(expense), net

Net gain/(loss) from investments: Net gain/(loss) from investments is directly related to the performance of our proprietary portfolio. For the year ended December 31, 2022, net losses from investments were $56.5 million compared to gains of $93.4 million in 2021. In 2022, market volatility brought on by rising interest rates, geo-political factors, and accelerating inflation impacted AC's investments, other than investments in merger arbitrage funds, on a mark-to-market basis.

Interest and dividend income: Interest and dividend income decreased to $10.7 million in 2022 from $12.1 million in 2021, primarily due to the $5.1 million ($2 per share) special dividend declared on our holdings of GAMCO in 2021, partially offset by higher interest income on our investments in treasury bills as a result of higher nominal interest rates in 2022.

Income Taxes

In 2022, we recorded an income tax benefit of $14.9 million resulting in an effective tax rate (“ETR”) of 24.7%. In 2021, we recorded income tax expense of $17.7 million resulting in an ETR of 21.8%. The increase in rate from 2021 is primarily driven by foreign investments and foreign income, which increased the 2022 rate by approximately 0.9% and decreased the 2021 rate by approximately 1.2%.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.4 million in 2022 compared to $4.4 million in 2021. The decrease of $1.0 million was driven primarily by the deconsolidation of Consolidated PMV (as defined in Note 1) in Q3 2022 and the Gabelli Merger Plus+ Trust tender offer in Q3 2022.

Net Income/(Loss)

Net loss for the year ended December 31, 2022 was $48.9 million compared to net income of $59.2 million for the prior year. The change was primarily driven by market uncertainty in 2022, which impacted AC's investments, other than our investments in merger arbitrage funds, on a mark-to-market basis.

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

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$(70,552)	$238,194
Investing activities	402	65,285
Financing activities	(37,175)	(14,394)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(107,325)	289,085
Cash, cash equivalents and restricted cash at beginning of period	328,594	39,509
Cash, cash equivalents and restricted cash at end of period	$221,269	$328,594

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At December 31, 2022, we had cash and cash equivalents of $218.5 million, investments in U.S. Treasury Bills of $186.0 million and $192.7 million of investments, net of securities sold, not yet purchased of $2.9 million. Included in cash and cash equivalents are $8.5 million and $4.0 million as of December 31, 2022 and 2021, respectively, which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $70.6 million in 2022 due to $89.4 million of net increases driven by increases of securities less net distributions from investment partnerships and our net loss of $45.5 million, partially offset by $43.6 million of adjustments for noncash items, primarily unrealized losses on investment securities and partnership investments and deferred taxes, and $20.7 million in net receivables/payables.

Net cash provided by operating activities was $238.2 million in 2021 due to $278.1 million of net decreases of securities and net contributions to investment partnerships and our net income of $63.6 million, offset by $82.9 million of adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes, and $20.6 million in net receivables/payables.

Net cash provided by investing activities was $0.4 million in 2022 due to proceeds from maturities of debt securities held to maturity of $5.1 million, proceeds from sales of securities of $2.9 million, return of capital on securities of $2.3 million, partially offset by purchases of securities of $8.5 million and the impact of deconsolidation of our subsidiary of $1.4 million.

Net cash provided by investing activities was $65.3 million in 2021 due to proceeds from sales of securities of $35.3 million and return of capital on securities of $38.7 million, partially offset by purchases of securities of $8.7 million.

Net cash used in financing activities was $37.2 million in 2022 resulting from redemptions of redeemable noncontrolling interests of $30.2 million, dividends paid of $4.4 million and stock buyback payments of $2.6 million.

Net cash used in financing activities was $14.4 million in 2021 resulting from stock buyback payments of $7.6 million, dividends paid of $4.4 million and redemptions of redeemable noncontrolling interests of $2.3 million.

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

Investment advisory and incentive fees are directly influenced by the level and mix of AUM as fees are derived from a contractually-determined percentage of the balance of each account, as well as a percentage of the investment performance of certain accounts. Management fees from Investment Partnerships and offshore funds are computed either monthly or quarterly, and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. These revenues vary depending upon the level of capital flows, financial market conditions, investment performance and the fee rates applicable to each account.

Incentive allocations or fees are generally recognized at the end of an annual measurement period and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition.

See Note 2, Significant Accounting Policies, in the consolidated financial statements for additional information.

Investments in Securities

Investments in securities are recorded at fair value in the consolidated statements of financial condition in accordance with U.S. GAAP. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments on the consolidated statements of income.

Management determines the appropriate classification of securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. The Company has investments in debt securities accounted for as trading, including investments in marketable securities held in trust by PMV in 2021 and prior to the deconsolidation of Consolidated PMV in August 2022.

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

Consolidation

The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to the accounting guidance, the Company first evaluates whether it holds a variable interest in an entity. The Company considers all economic interests, including proportionate interests through related parties, to determine if such interests are to be considered a variable interest. Fees paid to the Company that are customary and commensurate with the level of services provided from entities in which the Company does not hold other economic interests in the entity are not considered as a variable interest.

For any entity in which the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether it qualifies as a variable interest entity (“VIE”). A VIE is an entity in which either the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest.

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

Under the variable interest entity model, the Company consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company alone is not considered to have a controlling financial interest in the VIE but the Company and its related parties under common control in the aggregate have a controlling financial interest in the VIE, the Company will be deemed to be the primary beneficiary if it is the party that is most closely associated with the VIE. When the Company and its related parties not under common control in the aggregate have a controlling financial interest in a VIE, the Company would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of the Company.

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

See Note 5, Investment Partnerships and Other Entities in the consolidated financial statements for additional information.

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various managed funds. We also have investments in unaffiliated partnerships, offshore funds and other entities (collectively, “investments in partnerships and affiliates”). The Company accounts for its investments in partnerships and affiliates under the equity method. Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value and are included in investments in partnerships in the consolidated statements of financial condition. Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded in net gain/(loss) from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when payable, and withdrawals and distributions are recorded as reductions of the investments when receivable. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

Income Taxes

For purposes of the preparation of the consolidated financial statements, the provision for income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. To the extent uncertain tax positions exist, the Company recognizes the accrual of interest on uncertain tax positions and penalties in the income tax provision on the consolidated statements of income.

Recent Accounting Developments

See Note 2, Significant Accounting Policies – Recent Accounting Developments, in the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Associated Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Associated Capital Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communiacted below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Deconsolidation of PMV Consumer Acquisition Corp - Refer to Notes 1, 2 and 5 to the financial statements

Critical Audit Matter Description

The Company assesses all entities with which it is involved for consolidation on a case-by-case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to the accounting guidance, the Company first evaluates whether it holds a variable interest in an entity. The Company considers all economic interests, including proportionate interests through related parties, to determine if such interests are variable interests. For any entity where the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether it qualifies as a variable interest entity (“VIE”). Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities (“VOEs”) under the voting interest model. The Company evaluates whether the entity should be evaluated under the guidance for partnerships and similar entities, or corporations, and consolidates those entities it controls through a majority voting interest or other means.

PMV Consumer Acquisition Corp. (“PMV”, or “PMV SPAC”), a special purpose acquisition corporation, and its sponsor, PMV Consumer Acquisition Holding Company, LLC ("Sponsor", collectively "Consolidated PMV") were previously consolidated in the financial statements of the Company because the Company had a controlling financial interest in these entities through the Company’s 100% ownership of the manager of the Sponsor. Commencing in August 2022, as a result of management and organizational restructuring negotiations at the Sponsor to extend the life of PMV, the Company no longer controlled the manager of the Sponsor and thus no longer controlled Consolidated PMV. As a result, Consolidated PMV was deconsolidated from the financial statements.

We identified the deconsolidation of Consolidated PMV, as a Critical Audit Matter because of the significant judgement involved in the application of the consolidation accounting principles in Accounting Standards Codification (“ASC”) No. 810, Consolidation (“ASC 810”). The judgement was related to whether the Company continued to have substantive control of Consolidated PMV.

How the Critical Audit Matter was Addressed in the Audit:

1.	We evaluated management’s consolidation analysis, including their conclusion that the Company no longer has a controlling financial interest in Consolidated PMV.
2.	We considered whether management’s conclusions were supported by transaction documents and other relevant facts.
3.	We involved senior, more experienced audit team members to perform audit procedures.
4.	We evaluated the financial statement impact and related disclosures associated with the deconsolidation of these entities.

/s/ Deloitte & Touche, LLP

Stamford, Connecticut

March 15, 2023

We have served as the Company’s auditor since 2015.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenues
Investment advisory and incentive fees	$14,801	$20,530
Other revenues	427	394
Total revenues	15,228	20,924
Expenses
Compensation	18,883	24,457
Management fee	-	8,426
Other operating expenses	7,607	7,117
Total expenses	26,490	40,000
Operating loss	(11,262)	(19,076)
Other income/(expense)
Net gain/(loss) from investments	(56,513)	93,405
Interest and dividend income	10,653	12,109
Interest expense	(216)	(310)
Shareholder-designated contribution	(3,127)	(4,789)
Total other income/(expense), net	(49,203)	100,415
Income/(loss) before income taxes	(60,465)	81,339
Income tax expense/(benefit)	(14,943)	17,705
Income/(loss) before noncontrolling interests	(45,522)	63,634
Income attributable to noncontrolling interests	3,385	4,431
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(48,907)	$59,203

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$(2.22)	$2.68
Diluted	$(2.22)	$2.68

Weighted average shares outstanding (in thousands):
Basic	22,024	22,120
Diluted	22,024	22,120

Actual shares outstanding (in thousands)	21,990	22,058

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2022	2021

Net income/(loss) before noncontrolling interests	$(45,522)	$63,634
Less: Comprehensive income attributable to noncontrolling interests	3,385	4,431
Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(48,907)	$59,203

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31,	December 31,
ASSETS	2022	2021
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of 3 months or less)	$218,462	$319,048
Investments in U.S. Treasury Bills with greater than 3 month maturities	186,001	60,996
Investments in equity securities (includes GAMCO stock with a value of $36.7 million and $60.4 million, respectively)	195,585	273,087
Investments in affiliated registered investment companies	126,210	134,548
Investments in partnerships	150,498	154,460
Receivable from brokers	12,072	42,478
Investment advisory fees receivable	3,807	8,315
Receivable and investment in note receivable from affiliates	2,517	10,094
Income taxes receivable, including deferred tax assets, net	10,320	-
Goodwill	3,519	3,519
Other assets	18,699	21,682
Investments in marketable securities held in trust	-	175,109
Total assets	$927,690	$1,203,336

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$7,784	$9,339
Income taxes payable, including deferred tax liabilities, net	-	8,575
Compensation payable	13,936	19,730
Securities sold, not yet purchased	2,874	12,905
Accrued expenses and other liabilities	2,707	3,580
Deferred underwriting fee payable	-	6,125
PMV warrant liability	-	5,280
Total liabilities	27,301	65,534

Redeemable noncontrolling interests	10,193	202,456

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued; 3,027,541 and 3,095,169 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,754 and 18,962,918 outstanding, respectively	19	19
Additional paid-in capital	999,047	990,069
Retained earnings	15,126	68,435
Treasury stock, at cost (3,601,877 and 3,534,085 shares, respectively)	(124,002)	(121,427)
Total Associated Capital Group, Inc. equity	890,196	937,102
Noncontrolling interests	-	(1,756)
Total equity	890,196	935,346
Total liabilities and equity	$927,690	$1,203,336

As of December 31, 2022 and 2021, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities ("VOEs"), see Note 5.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

For the three months ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022

	Associated Capital Group, Inc. shareholders
			Additional					Redeemable
	Common	Retained	Paid-in	Treasury		Noncontrolling	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Total	Interests	Equity	Interests
Balance at December 31, 2021	$25	$68,435	$990,069	$(121,427)	$937,102	$(1,756)	$935,346	$202,456
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(16,186)	-	-	(16,186)	197	(15,989)	2,484
Purchases of treasury stock	-	-	-	(293)	(293)	-	(293)	-
Accretion of redeemable noncontrolling interest	-	-	(584)	-	(584)	(292)	(876)	876
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(10)
Balance at March 31, 2022	$25	$52,249	$989,485	$(121,720)	$920,039	$(1,851)	$918,188	$205,320
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(29,887)	-	-	(29,887)	83	(29,804)	(288)
Dividends declared ($0.10 per share)	-	(2,203)	-	-	(2,203)	-	(2,203)	-
Purchases of treasury stock	-	-	-	(1,317)	(1,317)	-	(1,317)	-
Accretion of redeemable noncontrolling interest	-	-	662	-	662	331	993	(993)
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(226)
Balance at June 30, 2022	$25	$20,159	$990,147	$(123,037)	$887,294	$(1,437)	$885,857	$203,327
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(29,001)
Net income/(loss)	-	(16,498)	-	-	(16,498)	-	(16,498)	494
Purchases of treasury stock	-	-	-	(441)	(441)	-	(441)	-
Reversal of accretion of redeemable noncontrolling interest	-	-	8,900	-	8,900	4,305	13,205	(13,205)
Effect of deconsolidation	-	-	-	-	-	(2,868)	(2,868)	(152,100)
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	263
Balance at September 30, 2022	$25	$3,661	$999,047	$(123,478)	$879,255	$-	$879,255	$9,778
Net income/(loss)	-	13,664	-	-	13,664	-	13,664	415
Dividends declared ($0.10 per share)	-	(2,199)	-	-	(2,199)	-	(2,199)	-
Purchases of treasury stock	-	-	-	(524)	(524)	-	(524)	-
Balance at December 31, 2022	$25	$15,126	$999,047	$(124,002)	$890,196	$-	$890,196	$10,193

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

For the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021

	Associated Capital Group, Inc. shareholders
			Additional					Redeemable
	Common	Retained	Paid-in	Treasury		Noncontrolling	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Total	Interests	Equity	Interests
Balance at December 31, 2020	$25	$13,649	$999,047	$(113,783)	$898,938	$2,451	$901,389	$206,828
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	136
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(12,066)
Net income	-	18,555	-	-	18,555	-	18,555	172
Purchases of treasury stock	-	-	-	(4,198)	(4,198)	-	(4,198)	-
Balance at March 31, 2021	$25	$32,204	$999,047	$(117,981)	$913,295	$2,451	$915,746	$195,070
Contributions from redeemable noncontrolling interests	-	-	-	-	-	-	-	665
Net income/(loss)	-	29,716	-	-	29,716	-	29,716	(532)
Dividends declared ($0.10 per share)	-	(2,211)	-	-	(2,211)	-	(2,211)	-
Purchases of treasury stock	-	-	-	(1,893)	(1,893)	-	(1,893)	-
Accretion of redeemable noncontrolling interest	-	-	(6,001)	-	(6,001)	(2,892)	(8,893)	8,893
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(7,527)
Balance at June 30, 2021	$25	$59,709	$993,046	$(119,874)	$932,906	$(441)	$932,465	$196,569
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(2,161)
Net income/(loss)	-	1,503	-	-	1,503	122	1,625	3,879
Purchases of treasury stock	-	-	-	(1,396)	(1,396)	-	(1,396)	-
Accretion of redeemable noncontrolling interest	-	-	(1,028)	-	(1,028)	(478)	(1,506)	1,506
Balance at September 30, 2021	$25	$61,212	$992,018	$(121,270)	$931,985	$(797)	$931,188	$199,793
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(973)
Net income/(loss)	-	9,429	-	-	9,429	15	9,444	775
Dividends declared ($0.10 per share)	-	(2,206)	-	-	(2,206)	-	(2,206)	-
Purchases of treasury stock	-	-	-	(157)	(157)	-	(157)	-
Accretion of redeemable noncontrolling interest	-	-	(1,949)	-	(1,949)	(974)	(2,923)	2,923
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(62)
Balance at December 31, 2021	$25	$68,435	$990,069	$(121,427)	$937,102	$(1,756)	$935,346	$202,456

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net income/(loss)	$(45,522)	$63,634
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains)/losses from partnerships	1,895	(23,392)
Depreciation and amortization	341	379
Deferred income taxes	(14,211)	8,742
Donated securities	711	2,213
Unrealized (gains)/losses on securities	64,078	(26,791)
Dividends received as securities	-	(5,066)
Loss on deconsolidation of subsidiary	3,634	-
Realized gains on sales of securities	(12,846)	(38,971)
(Increase)/decrease in assets:
Investments in trading securities	(92,484)	281,986
Investments in partnerships:
Contributions to partnerships	(7,510)	(15,172)
Distributions from partnerships	10,643	11,308
Receivable from affiliates	2,511	(285)
Receivable from brokers	23,667	(10,097)
Investment advisory fees receivable	4,462	(916)
Income taxes receivable	(2,644)	-
Other assets	2,609	(1,454)
Increase/(decrease) in liabilities:
Payable to affiliates	-	(2,188)
Payable to brokers	(1,555)	2,843
Income taxes payable	(2,040)	(7,706)
Compensation payable	(5,794)	1,163
Accrued expenses and other liabilities	(497)	(2,036)
Total adjustments	(25,030)	174,560
Net cash (used in)/provided by operating activities	(70,552)	238,194

Investing activities
Maturities of marketable securities held in trust	-	175,109
Purchases of marketable securities held in trust	-	(175,109)
Purchases of securities	(8,462)	(8,738)
Proceeds from sales of securities	2,940	35,329
Return of capital on securities	2,329	38,694
Deconsolidation of subsidiary cash	(1,471)	-
Proceeds from maturities of debt securities held to maturity	5,066	-
Net cash provided by investing activities	$402	$65,285

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Financing activities
Dividends paid	$(4,402)	$(4,417)
Purchases of treasury stock	(2,575)	(7,644)
Redemptions of redeemable noncontrolling interests	(30,198)	(2,333)
Net cash used in financing activities	(37,175)	(14,394)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(107,325)	289,085
Cash, cash equivalents and restricted cash at beginning of period	328,594	39,509
Cash, cash equivalents and restricted cash at end of period	$221,269	$328,594

Supplemental disclosures of cash flow information:
Cash paid for interest	$216	$310
Cash paid for taxes	$4,024	$16,741

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$218,462	$319,048
Restricted cash included in receivable from broker	2,807	9,546
Cash, cash equivalents and restricted cash	$221,269	$328,594

Non-cash activity:

-

For 2022, the Company deconsolidated certain subsidiaries which resulted in a reduction of $176.9 million of assets, $7.4 million of liabilities and $165.0 million of Redeemable noncontrolling interests. The deconsolidated assets are almost entirely attributable to $175.4 million of Investments in marketable securities held in trust and $1.5 million of cash held by Consolidated PMV (as defined in Note 1), the latter of which is reflected as an Investing outflow. The deconsolidated liabilities are almost entirely attributable to $6.1 million Deferred underwriting fee payable, and $0.9 million of PMV warrant liability. As a result of deconsolidation, $9.9 million of Investments in securities and $1.0 million of Investments in partnerships, which were previously eliminated in consolidation, were recognized in the consolidated statement of financial condition (see Note 5).

See accompanying notes.

1. Organization

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

We are a Delaware corporation that provides alternative investment management, and we derive investment income/(loss) from proprietary investment of cash and other assets in our operating business. Our proprietary portfolio of cash and investments will be used to invest primarily in funds that we will manage, provide seed capital for new products, expand our geographic presence, develop new markets and pursue strategic acquisitions and alliances.

GCIA and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds, including limited partnerships and offshore companies (collectively, “Investment Partnerships”), and separate accounts. We primarily manage assets across a range of risk and event arbitrage portfolios and in equity event-driven value strategies. The businesses earn management and incentive fees from their advisory activities. Management fees are largely based on a percentage of assets under management. Incentive fees are based on a percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

PMV Consumer Acquisition Corp.

PMV Consumer Acquisition Corp. (“PMV”, or “PMV SPAC”), a special purpose acquisition corporation, and its sponsor, PMV Consumer Acquisition Holding Company, LLC ("Sponsor", collectively "Consolidated PMV") were previously consolidated in the financial statements of AC because AC had a controlling financial interest in these entities through AC's 100% ownership of the manager of the Sponsor. Commencing in August 2022, as a result of management and organizational restructuring negotiations at the Sponsor to extend the life of PMV, AC no longer controlled the manager of the Sponsor and thus no longer controlled Consolidated PMV. As a result, Consolidated PMV was deconsolidated from the financial statements in August 2022.

As of December 31, 2021, the Consolidated PMV entity resulted in the consolidation of $163.8 million of assets, $11.5 million of liabilities, $161.8 million of redeemable noncontrolling interests and $1.8 million of noncontrolling interests. There are several other entities that are consolidated within the financial statements for both 2022 and 2021. The details on the impact of consolidating these entities on the consolidated financial statements can be seen in Note 5. Investment Partnerships and Other Entities.

See Note 5 for a further discussion of PMV Consumer Acquisition Corp., as well as its registration statement, Annual Reports, and Quarterly Reports, which are all located on the U.S. Securities and Exchange Commission website https://www.sec.gov under the symbol PMVC.

AC Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GAMI”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company currently holds 2,407,000 shares as of December 31, 2022.

2. Significant Accounting Policies

Consolidated Financial Statements

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

Investments in Securities

Securities owned are recorded at fair value in the statements of financial condition with any unrealized gains or losses reported in current period earnings in net gain/(loss) from investments on the consolidated statements of income. Securities transactions and any related gains and losses are recorded on a trade date basis. Realized gains and losses from securities transactions are recorded on the specific identified cost basis and are included in net gain/(loss) from investments on the consolidated statements of income.

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

Investments in securities—Investments in securities and securities sold, not yet purchased are generally valued based on quoted prices from an exchange or an active dealer market. To the extent these securities are actively traded, valuation adjustments are not applied, and they are categorized in Level 1 of the fair value hierarchy. Securities categorized as Level 2 investments are valued using other observable inputs. Nonpublic and infrequently traded investments are included in Level 3 of the fair value hierarchy because significant inputs to measure fair value are unobservable.

Investment in note receivable from affiliate – Investment in note receivable from affiliate is not measured at fair value on a recurring basis, however fair value is estimated based on observed market inputs for similar instruments and therefore is classified as Level 2.

PMV warrant liability – PMV warrant liability was valued based on quoted prices from an exchange and is categorized in Level 1 of the fair value hierarchy.

Investments in marketable securities held in trust account

At December 31, 2021, debt securities of Consolidated PMV were held in a trust account and consisted of U.S. Treasury Bills accounted for as trading in accordance with ASC 320 “Investments – Debt and Equity Securities.” Trading securities are recorded at fair value, with changes in fair value recorded in the consolidated statements of income.

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

Consolidation

The Company assesses all entities with which it is involved for consolidation on a case by case basis depending on the specific facts and circumstances surrounding each entity. Pursuant to the accounting guidance, the Company first evaluates whether it holds a variable interest in an entity. The Company considers all economic interests, including proportionate interests through related parties, to determine if such interests are considered a variable interest. Fees paid to the Company that are customary and commensurate with the level of services provided from entities in which the Company does not hold more than an insignificant economic interest are not considered as a variable interest.

For any entity in which the Company has determined that it does hold a variable interest, the Company performs an assessment to determine whether it qualifies as a variable interest entity (“VIE”). A VIE is an entity in which either the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or the group of holders of the equity investment at risk lack certain characteristics of a controlling financial interest. The granting of substantive kick-out or participating rights is a key consideration in determining whether a limited partnership or similar entity is a VIE and whether or not that entity should be consolidated. The Company evaluates for consolidation on a case by case basis those entities in which substantive kick-out or participating rights have been granted to the unaffiliated investors to either dissolve the fund or remove the general partner.

Under the variable interest entity model, the Company consolidates those entities where it is determined that the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When the Company alone is not considered to have a controlling financial interest in the VIE but the Company and its related parties under common control in the aggregate have a controlling financial interest in the VIE, the Company will be deemed the primary beneficiary if it is the party that is most closely associated with the VIE. When the Company and its related parties not under common control in the aggregate have a controlling financial interest in the VIE, the Company would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of the Company.

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

The financial statement caption investments in partnerships, in the consolidated statements of financial condition, includes investments in both affiliated and unaffiliated entities.

The Company accounts for its investments in partnerships and affiliates under the equity method. Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value and are included in investments in partnerships. Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded in net gain/(loss) from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when payable, and withdrawals and distributions are recorded as reductions of the investments when receivable. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

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

b)

Performance-based advisory fees – Certain client contracts call for additional fees and or allocations of income tied to a certain percentage, generally 15%-20%, of the investment performance of the account over a measurement period, typically the calendar year. In addition, the contracts provide that performance-based fees or allocations become fixed in the event of an investor redemption prior to the end of the measurement period. In the event that an account suffers a loss in one period, it must be recovered before incentive fees are earned by the Company; this is commonly referred to as a “high water mark” provision. While the Company’s performance obligation is satisfied over time, the Company does not recognize performance-based fees until the end of the measurement period or the time of the investor redemption when the uncertainty surrounding the amount of the variable consideration is resolved.

c)

Sub-advisory fees – Pursuant to agreements with other investment advisors, the Company receives a percentage of advisory fees received by such advisors from certain of their investment fund clients. These fees may be either asset- or performance-based. In addition, they may be subject to reduction by certain expenses as set forth in the respective agreements. Sub-advisory fee revenue which is asset-based is recognized ratably as the services are performed over the relevant contractual performance period. Sub-advisory fee revenue which is performance-based is recognized only when it becomes fixed and not subject to adjustment. Amounts receivable are included in receivable and investment in note receivable from affiliates in the consolidated statements of financial condition.

The Company reserves the right to waive or reduce asset-based and performance-based fees with respect to certain investors in the investment funds, which may include investments by employees and other related parties. Advisory and incentive fees payable by investment funds are typically approved by third-party administrators and paid directly from the accounts’ assets. Such fees attributable to separate accounts may be subject to review and approval by the client and may be paid either from the accounts’ assets or directly by the client.

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

Fixed assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Buildings	$17,748	$17,745
Equipment	207	206
Total	17,955	17,951
Less: accumulated depreciation	(1,102)	(761)
Net book value	$16,853	$17,190

Allocated Expenses

The Company is charged or incurs certain overhead expenses that are paid by, or paid on our behalf by, other affiliates and are included in other operating expenses on the consolidated statements of income. These overhead expenses primarily relate to centralized functions, including finance and accounting, legal, compliance, treasury, tax, internal audit, information technology, human resources and risk management. These overhead expenses are allocated to the Company by other affiliates (primarily GAMCO) or allocated by the Company to other affiliates as the expenses are incurred, based upon direct usage when identifiable, or by revenue, headcount, space or other allocation methodologies periodically reviewed by the management of the Company and the affiliates.

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

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the sum of the fair value assigned to assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually on November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill as of November 30, 2022 and 2021, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required. As such, no impairment was recorded during 2022 or 2021.

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

For uncertain tax positions the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. For those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax provision on the consolidated statements of income. Uncertain tax positions and accrued interest and penalties on those uncertain tax positions, if any, are included within accrued expenses and other liabilities on the consolidated statements of financial condition.

Redeemable Noncontrolling Interests and Noncontrolling Interests

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

Redeemable Noncontrolling Interests-PMV

Prior to the deconsolidation of Consolidated PMV, the Company accounted for the common stock held by noncontrolling interest holders of PMV SPAC as subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity" ("ASC 480"). Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as mezzanine equity. PMV SPAC's common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, common stock held by noncontrolling interest holders of Consolidated PMV is presented at redemption value in redeemable noncontrolling interests, outside of the stockholders’ equity section of the Company’s consolidated statements of financial condition. As a result of the deconsolidation of Consolidated PMV in August 2022, there was no such balance at December 31, 2022.

The discount amount related to the issuance of redeemable noncontrolling interest was amortized through an adjustment to additional paid-in capital and noncontrolling interest (proportionate to our ownership of the Sponsor) and was adjusted periodically for income/loss allocated to redeemable noncontrolling interest.

For the years ended December 31, 2022 and 2021, net income attributable to noncontrolling interests on the consolidated statements of income represents the share of net income/(loss) attributable to third-party investors in consolidated entities.

PMV Warrant Liability

In connection with its initial public offering, PMV sold 17,500,000 units, at $10.00 per unit. Each unit consisted of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”).

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in net gain/(loss) from investments on the consolidated statements of income.

The warrant liability related to the Public Warrant was charged against the redeemable noncontrolling interest of PMV.

Offering Costs

Offering costs incurred by the initial public offering of PMV consist of legal, accounting, underwriting fees and other costs. Offering costs amounting to $9,957,390, including deferred underwriting fees of $6,125,000, net of a $175,000 credit paid by the underwriter, were allocated as follows, $502,848 in offering costs was charged to other operating expenses in the consolidated statements of income in 2021 and $9,454,542 was charged to redeemable noncontrolling interest of PMV in 2021, similar to the warrant liability.

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

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The Statement of Income will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this guidance for smaller reporting companies for three years. This guidance is effective for the Company on January 1, 2023 and requires a modified retrospective transition method, which will result in a cumulative-effect adjustment in retained earnings upon adoption. Adoption of this standard will not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, to simplify the process used to test for impairment of goodwill. Under the new standard, an impairment loss must be recognized in an amount equal to the excess of the carrying amount of a reporting unit over its fair value, limited to the total amount of goodwill allocated to that reporting unit. As a smaller reporting company pursuant to ASU 2019-10, the ASU is effective for the Company on January 1, 2023. Further, a prospective transition method and early adoption is permitted. Adoption of this standard will not have a material impact on the consolidated financial statements.

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

3. Revenue

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

Total revenues by type were as follows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Investment advisory and incentive fees
Asset-based advisory fees	$5,178	$5,021
Performance-based advisory fees	2,544	7,006
Sub-advisory fees	7,079	8,503
Sub-total	14,801	20,530

Other
Miscellaneous	427	394

Total	$15,228	$20,924

4. Investments in Securities

Investments in securities at December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$184,636	$186,001	$60,992	$60,996
Equity Securities:
Common stocks	221,794	189,977	239,383	265,156
Mutual funds	539	906	524	1,351
Other investments	6,364	4,702	6,253	6,580
Total equity securities	228,697	195,585	246,160	273,087
Total investments in securities	$413,333	$381,586	$307,152	$334,083

Investments in marketable securities held in trust(1)	$-	$-	$175,109	$175,109

(1) At December 31, 2021, marketable securities held in the trust account through PMV were comprised primarily of U.S. Treasury Bills which mature in less than one year with an amortized cost and fair value of approximately $175 million, due to the short maturity profile.

The Company's held to maturity investments at December 31, 2022 and 2021, consisted of the following (in thousands):

December 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Held to maturity:
Investment in note receivable from affiliate	$-	$-	$-	$-

During the year ended December 31, 2022, the Company received proceeds of $5.1 million from the exercise of a put option on its investment in note receivable from affiliate. The exercise of the put option was determined to occur at the instrument's maturity date and no gain or loss was recognized.

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

Securities sold, not yet purchased at  December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$2,918	$2,509	$9,021	$9,838
Other investments	499	365	2,767	3,067
Total securities sold, not yet purchased	$3,417	$2,874	$11,788	$12,905

Investments in affiliated registered investment companies at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$45,029	$56,772	$42,484	$64,381
Mutual funds	50,224	69,438	49,362	70,167
Total investments in affiliated registered investment companies	$95,253	$126,210	$91,846	$134,548

5. Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $35.8 and $41.9 million at December 31, 2022 and 2021, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the consolidated statements of financial condition. The Company had investments in Affiliated Entities totaling $114.7 million and $112.6 million at December 31, 2022 and 2021, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the consolidated statements of income.

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

PMV Consumer Acquisition Corp.

Commencing in August 2022, as a result of management and organizational restructuring negotiations at the Sponsor to extend the life of PMV, AC no longer controlled Consolidated PMV. As a result, Consolidated PMV was deconsolidated from the financial statements and a loss of $3.6 million was recognized and recorded in Net gain/(loss) from investments in the consolidated statements of income. The loss represents the difference between the carrying value and fair value of our remaining interest as of the transaction date.

We accounted for our remaining interest in PMV (comprising 1 million shares of Class A common stock and 500,000 PMV Public Warrants) at fair value. The initial fair value of these investments was $9.9 million based on the respective closing prices of both instruments on the transaction date. Our investments in Class A common stock and PMV Public Warrants were recorded in Investments in equity securities in the condensed consolidated statements of financial condition and related earnings or loss from subsequent changes in fair value recognized in Net gain/(loss) from investments in the consolidated statements of income. On December 27, 2022, our 1 million shares of Class A common stock were redeemed in full at $10.10 per share. We have continuing involvement with PMV through our ownership of the 500,000 PMV Public Warrants.

We accounted for our remaining interest in the Sponsor (comprising our original $4.0 million investment) under the equity method. The initial fair value was $1.0 million which was valued using the market approach. Our investment is recorded in Investments in partnerships in the consolidated statements of financial condition and related earnings or loss from our share of the underlying net income or loss will be recognized in Net gain/(loss) from investments in the consolidated statements of income. We have continuing involvement with the Sponsor through our ownership interest.

In 2021 and prior to August 2022, AC consolidated the assets, liabilities and the results of operations of both PMV and Sponsor. AC invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment. The Sponsor was managed primarily by AC executives. AC determined that the Sponsor was a variable interest entity (VIE) and that AC was the primary beneficiary and therefore consolidated the assets and liabilities and results of operations of the Sponsor. In addition, AC has determined that PMV is a VIE due to the lack of equity at risk and therefore was consolidated by the Sponsor, who was deemed to be the primary beneficiary. Neither AC nor PMV had a right to the benefits from nor did it bear the risks associated with the marketable securities held in trust assets held by PMV.

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

AC invested $10 million in the Class A shares in PMV and the Sponsor invested $6.15 million in Private Warrants, both of which were eliminated in the consolidation of PMV for periods in which PMV was consolidated.

Following the closing of the initial public offering on September 24, 2020, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States, which were generally invested in U.S. Treasury Bills.

The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the consolidated statements of financial condition (in thousands):

	December 31, 2022
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$209,941	$8,521	$218,462
Investments in U.S. Treasury Bills	183,528	2,473	186,001
Investments in securities	129,942	65,643	195,585
Investments in affiliated registered investment companies	178,689	(52,479)	126,210
Investments in partnerships	168,286	(17,788)	150,498
Receivable from brokers	4,002	8,070	12,072
Investment advisory fees receivable	3,814	(7)	3,807
Other assets(1)	35,045	10	35,055
Total assets	$913,247	$14,443	$927,690
Liabilities and equity
Securities sold, not yet purchased	$2,678	$196	$2,874
Payable to brokers and other liabilities(1)	20,373	4,054	24,427
Redeemable noncontrolling interests	-	10,193	10,193
Total equity	890,196	-	890,196
Total liabilities and equity	$913,247	$14,443	$927,690

	December 31, 2021
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$315,009	$4,039	$319,048
Investments in U.S. Treasury Bills	60,996	-	60,996
Investments in securities	184,229	88,858	273,087
Investments in affiliated registered investment companies	186,474	(51,926)	134,548
Investments in partnerships	174,683	(20,223)	154,460
Receivable from brokers	21,993	20,485	42,478
Investment advisory fees receivable	8,320	(5)	8,315
Other assets(1)	39,400	(4,105)	35,295
Investments in marketable securities held in trust	-	175,109	175,109
Total assets	$991,104	$212,232	$1,203,336
Liabilities and equity
Securities sold, not yet purchased	11,199	1,706	12,905
Accrued expenses and other liabilities(1)	33,825	18,804	52,629
Redeemable noncontrolling interests	-	202,456	202,456
Total equity	946,080	(10,734)	935,346
Total liabilities and equity	$991,104	$212,232	$1,203,336

(1) Represents the summation of multiple captions from the consolidated statements of financial condition.

The following table reflects the net impact of the Consolidated Entities on the consolidated statements of income (in thousands):

	Year Ended December 31, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$15,884	$(656)	$15,228
Total expenses	24,538	1,952	26,490
Operating loss	(8,654)	(2,608)	(11,262)
Total other income/(expense), net	(55,196)	5,993	(49,203)
Income before income taxes	(63,850)	3,385	(60,465)
Income tax expense	(14,943)	-	(14,943)
Income/(loss) before noncontrolling interests	(48,907)	3,385	(45,522)
Income attributable to noncontrolling interests, net of taxes	-	3,385	3,385
Net income/(loss)	$(48,907)	$-	$(48,907)

	Year Ended December 31, 2021
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$23,852	$(2,928)	$20,924
Total expenses	39,245	755	40,000
Operating loss	(15,393)	(3,683)	(19,076)
Total other income/(expense), net	92,301	8,114	100,415
Income before income taxes	76,908	4,431	81,339
Income tax expense	17,705	-	17,705
Income/(loss) before noncontrolling interests	59,203	4,431	63,634
Income attributable to noncontrolling interests, net of taxes	-	4,431	4,431
Net income/(loss)	$59,203	$-	$59,203

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

The following table presents the balances related to VIEs that are consolidated and included on the consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$500	$1,911
Investments in securities	8,396	11,227
Receivable from brokers	304	1,106
Investments in marketable securities held in trust	-	175,109
Other assets	-	103
Accrued expenses and other liabilities(1)	(33)	(7,074)
PMV warrant liability	-	(5,280)
Redeemable noncontrolling interests	(428)	(162,314)
Nonredeemable noncontrolling interests	-	1,757
AC Group's net interests in consolidated VIEs	$8,739	$16,545

(1) Represents the summation of multiple captions from the consolidated statements of financial condition.

Voting Interest Entities

We have an investment partnership that is consolidated as a VOE for both 2022 and 2021 because AC has a controlling interest in the entity. This resulted in the consolidation of $75.6 million of assets, $4.4 million of liabilities, and $9.8 million of redeemable noncontrolling interests for 2022 and $109.3 million of assets, $8.4 million of liabilities, and $40.1 million of redeemable noncontrolling interests for 2021. AC’s net interest in the consolidated VOE for 2022 and 2021 was $61.4 million and $60.8 million, respectively. In 2022, approximately $29.0 million of redeemable noncontrolling interests tendered their shares in the entity.

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

6. Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	December 31, 2022
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$216,313	$-	$-	$216,313
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	186,001	-	-	186,001
Common stocks	185,952	1,990	2,035	189,977
Mutual funds	906	-	-	906
Other	4,132	317	253	4,702
Total investments in securities	376,991	2,307	2,288	381,586
Investments in affiliated registered investment companies:
Closed-end funds	45,286	-	11,486	56,772
Mutual funds	69,438	-	-	69,438
Total investments in affiliated registered investment companies	114,724	-	11,486	126,210
Total investments held at fair value	491,715	2,307	13,774	507,796
Total assets at fair value	$708,028	$2,307	$13,774	$724,109
Liabilities
Common stocks	$2,509	$-	$-	$2,509
Other	132	233	-	365
Securities sold, not yet purchased	2,641	233	-	2,874
Total liabilities at fair value	$2,641	$233	$-	$2,874

	December 31, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$314,172	$-	$-	$314,172
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	60,996	-	-	60,996
Common stocks	260,763	2,320	2,073	265,156
Mutual funds	1,351	-	-	1,351
Other	4,833	1,220	527	6,580
Total investments in securities	327,943	3,540	2,600	334,083
Investments in affiliated registered investment companies:
Closed-end funds	56,381	-	8,000	64,381
Mutual funds	70,167	-	-	70,167
Total investments in affiliated registered investment companies	126,548	-	8,000	134,548
Total investments held at fair value	454,491	3,540	10,600	468,631
Total assets at fair value	$768,663	$3,540	$10,600	$782,803
Liabilities
Common stocks	$9,838	$-	$-	$9,838
Other	1,959	1,108	-	3,067
Securities sold, not yet purchased	11,797	1,108	-	12,905
PMV warrant liability	5,280	-	-	5,280
Total liabilities at fair value	$17,077	$1,108	$-	$18,185

The following table presents additional information about assets and liabilities by major category measured at fair value on a recurring basis as of the dates specified (in thousands) and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Assets:	Total	Total
Beginning balance	$10,600	$6,498
Total gains/(losses)	27	(546)
Purchases	5,900	6,053
Sales/return of capital	(2,753)	(1,046)
Transfers	-	(359)
Ending balance	$13,774	$10,600
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$27	$(546)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Liabilities:	Total	Total
Beginning balance	$-	$-
Total (gains)/losses	-	(3,053)
Issuances	-	8,333
Transfers	-	(5,280)
Ending balance	$-	$-
Changes in net unrealized (gain)/loss included in Net gain/(loss) from investments related to level 3 liabilities still held as of the reporting date	$-	$-

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the consolidated statements of income.

During the years ended December 31, 2022 and 2021, the Company transferred no investments from Level 1 to Level 3. For the year ended December 31, 2022, the Company transferred no investments from Level 3 to Level 1. For the year ended December 31, 2021, the Company transferred investments with a value of approximately $359 thousand from Level 3 to Level 1 due to increased availability of market price quotations.

Transfers out of Level 3 liabilities during the year ended December 31, 2021, reflected the transfer of the PMV warrant liability to Level 1 principally due to increased availability of market price quotations.

The aforementioned warrant liability is not subject to qualified hedge accounting.

The following table presents the carrying amounts and estimated fair values of financial assets that are not measured at fair value on a recurring basis (in thousands) and their respective levels within the fair value hierarchy:

	December 31, 2022			December 31, 2021
Assets	Level within Fair Value Hierarchy	Fair Value	Amortized Cost	Level within Fair Value Hierarchy	Fair Value	Amortized Cost

Investment in note receivable from affiliate(1)	-	$-	$-	2	$5,066	$5,066
Total assets		$-	$-		$5,066	$5,066

(1)	Included in Receivable and investment in note receivable from affiliates in the consolidated statement of financial condition.

7. Income Taxes

The provision for income taxes for the years ended December 31, 2022 and 2021, consisted of the following (in thousands):

	2022	2021
Federal:
Current	$(348)	$8,512
Deferred	(13,237)	7,966
State and local:
Current	(463)	453
Deferred	(925)	722
Foreign:
Current	41	36
Deferred	(11)	16
Total	$(14,943)	$17,705

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2022 and 2021, is set forth below:

	2022	2021
Statutory Federal income tax rate	21.0	21.0
State income tax, net of Federal benefit	1.7	1.2
Dividends received deduction	0.6	(1.0)
Deferred tax asset valuation allowance	(1.0)	(0.5)
Foreign investments	-	(0.5)
Foreign-derived intangible income	0.9	(0.7)
Noncontrolling interests	0.6	(1.1)
Nondeductible compensation	(0.1)	2.0
Other	1.0	1.4
Effective income tax rate	24.7%	21.8%

Significant components of our deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows (in thousands):

	2022	2021
Deferred tax assets:
Stock-based compensation expense	$1,073	$683
Deferred compensation	542	277
Investments in securities and partnerships	4,660	-
Shareholder-designated contribution carryover	1,902	2,990
Other	56	755
	8,233	4,705
Deferred tax liabilities:
Investments in securities and partnerships	-	(9,683)
Other liabilities	(221)	(182)
	(221)	(9,865)
Gross deferred tax assets/(liabilities)	8,012	(5,160)
Valuation allowance	(336)	(1,336)
Net deferred tax assets/(liabilities)	$7,676	$(6,496)

The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $336 and $1,336 as of December 31, 2022 and 2021, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

The Company records penalties and interest related to tax uncertainties in income taxes. These amounts are included in accrued expenses and other liabilities on the consolidated statements of financial condition. As of and for the periods ended December 31, 2022 and 2021, the Company had not established a liability for uncertain tax positions as no such positions existed.

The Company remains subject to income tax examination by the IRS for the years 2019 through 2021 and state examinations for years after 2016.

8. Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares, plus any potentially dilutive securities (if any) outstanding during the period.

The computations of basic and diluted net income/(loss) per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2022	2021
Income/(loss) before noncontrolling interests	$(45,522)	$63,634
Less: Income attributable to noncontrolling interests	3,385	4,431
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(48,907)	$59,203

Weighted average number of shares of Common Stock outstanding - basic	22,024	22,120
Weighted average number of shares of Common Stock outstanding - diluted	22,024	22,120

Basic and Diluted EPS	$(2.22)	$2.68

9. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP, Inc., a private company controlled by the Executive Chair, indirectly owns a majority of our Class B stock, representing approximately 96% of the combined voting power and 84% of the outstanding shares of our common stock at December 31, 2022.

Investments in Securities

At December 31, 2022 and 2021, the value of the Company’s investment in GAMCO common stock was $36.7 million and $60.4 million, respectively. As of December 31, 2022 and 2021, AC and its subsidiaries own approximately 2.4 million of GAMCO Class A stock. The Company recorded investment income of $0.5 million and $5.4 million in 2022 and 2021, respectively, from GAMCO, which is included in interest and dividend income on the consolidated statements of income. For the year, GAMCO's stock price decreased 39.0% to $15.24 per share, resulting in a $23.5 million net realized and unrealized loss for the Company versus a net realized and unrealized gain of $20.4 million in 2021.

At December 31, 2022 and 2021, the Company invested $209.3 million and $6.0 million, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the consolidated statements of financial condition. For the year ended December 31, 2022, the Company earned $0.4 million from the investment in this fund. For the year ended December 31, 2021, the Company earned insignificant interest.

Investments in equity mutual funds advised by our affiliates (primarily Gabelli Funds, an investment advisor under common control with the Company), totaled $126.2 million and $134.5 million at December 31, 2022 and 2021, respectively, and are included in investments in affiliated registered investment companies on the consolidated statements of financial condition. Included in other income/(expense) is loss of $10.2 million and $24.2 million of gains from investments and dividends related to these funds for the years ending December 31, 2022 and 2021, respectively.

Investments in Partnerships

The Company serves as an investment advisor and/or general partner for certain affiliated investment partnerships and receives management fees and performance-based incentive fees for providing such services. Investment advisory and incentive fees relating to such services were $7.7 million and $12.0 million for the years ending December 31, 2022 and 2021 respectively, and are included in investment advisory and incentive fees on the consolidated statements of income. We had an aggregate investment in these affiliated Investment Partnerships of approximately $114.7 million and $112.6 million at December 31, 2022 and 2021, respectively.

Investment Advisory Services

Pursuant to a sub-advisory agreement between GCIA, a wholly owned subsidiary of the Company, and Gabelli Funds, Gabelli Funds pays GCIA 90% of the net revenues received by Gabelli Funds related to investment advisory services provided to GAMCO International SICAV – GAMCO Merger Arbitrage, an investment company incorporated under the laws of Luxembourg (the “SICAV”). For this purpose, net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds. GCIA received $7.1 million and $8.9 million during 2022 and 2021, respectively, under this sub-advisory agreement. These payments are included in investment advisory and incentive fees on the consolidated statements of income. In addition, GAMCO makes certain payments to employees of the Company primarily related to marketing of SICAV.

The Company also serves as sub-advisor to Gabelli Merger Plus+ Trust Plc., an investment company based in the United Kingdom, which is consolidated due to the Company’s controlling interest in the entity. As such, the Company’s portion of management and/or incentive fees received for services provided are eliminated in the consolidation of the entity.

Compensation

In accordance with an employment agreement, the Company pays the Executive Chair, or his designated assignees, a management fee equal to 10% of the Company’s pretax profits before consideration of this fee and before consolidation of Investment Partnerships. In 2022, there was no management fee expense due to pre-tax losses. In 2021, the Company recorded management fee expense of $8.4 million. This fee is recorded as management fee on the consolidated statements of income.

Affiliated Receivables/Payables

At December 31, 2022 and 2021, the receivable and investment in note receivable from affiliates consisted primarily of sub-advisory fees due from Gabelli Funds, and for 2021 the balance also included the 2-Year Puttable and Callable Subordinated Notes due 2023 issued as part of a 2021 special dividend on GAMCO’s Class A Common Stock and Class B Common Stock.

There were no material payables to affiliates at December 31, 2022 and 2021.

Leases

Our offices are owned by a wholly owned subsidiary of AC and are located at 191 Mason Street, Greenwich, CT 06830. A portion of the office space is leased to affiliates. AC received $116.4 thousand and $118.1 thousand from affiliates (primarily GAMCO) pursuant to lease agreements for this property for 2022 and 2021, respectively. These amounts are included in other revenues on the consolidated statements of income.

AC acquired a building at 3 St. James Place, London, UK on March 3, 2020 which was fully leased to GAMCO commencing 2021. For the years ending  December 31, 2022 and 2021, the Company received $309.8 thousand and $275.4 thousand, respectively, under the lease agreement. These amounts are included in other revenues on the consolidated statements of income.

In June 2016, AC entered into a sublease agreement with GAMCO which is subject to annual renewal. Pursuant to the sublease, AC and its subsidiaries pay a monthly fixed lease amount based on the percentage of square footage occupied by its employees (including pro rata allocation of common space) at GAMCO’s Rye office. For the years ended December 31, 2022 and 2021, the Company paid $72.1 thousand and $73.7 thousand under the sublease agreement. These amounts are included in other operating expenses on the consolidated statements of income.

Other

AC and GAMCO entered into a transitional administrative and management services agreement in connection with the spin-off of AC from GAMCO on November 30, 2015. The agreement calls for GAMCO to provide to AC certain administrative services, including but not limited to: human resources, compliance, legal, payroll, information technology, and operations. The agreement is terminable by either party on 30 days’ prior written notice to the other party. All services provided under the agreement by GAMCO to AC or by AC to GAMCO are charged at cost. Amounts charged under this agreement are included in compensation expense, if related to fixed or variable compensation, or other operating expenses, on the consolidated statements of income. For the years ended December 31, 2022 and 2021, we recorded $2.7 million and $5.5 million, respectively, of compensation expense related to employees shared with GAMCO. In addition, we recorded approximately $1.4 million and $1.8 million of other operating expense, primarily related to GAMCO’s share of management and incentive fees in funds we consolidate and the ancillary services provided by GAMCO as noted above, for the years ended December 31, 2022 and 2021, respectively. Certain officers and employees of the Company receive additional compensation from GAMCO.

10. Equity

Voting Rights

The holders of Class A Common stock (“Class A Stock”) and Class B Common stock (“Class B Stock”) have identical rights except that holders of Class A Stock are entitled to one vote per share, while holders of Class B Stock are entitled to ten votes per share, on all matters to be voted on by shareholders in general. Holders of each share class, however, are not eligible to vote on matters relating exclusively to the other share class.

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant restricted stock awards (“RSAs”) and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through December 31, 2022, approximately 0.7 million shares have been awarded under the Plan leaving approximately 1.3 million shares available for future grants.

There were no RSAs outstanding as of December 31, 2022 or 2021.

Based on the closing price of the Company’s Class A Common Stock on December 31, 2022 and 2021, the total liability recorded by the Company in compensation payable in our consolidated statements of financial condition with respect to the Phantom RSAs was $4.8 million and $3.0 million, respectively.

The following table summarizes our stock-based compensation, as well as unrecognized compensation, for the periods ended December 31, 2022 and 2021 respectively. Stock-based compensation expense is included in compensation expense in the consolidated statements of income (in thousands, unless otherwise noted):

	Year Ended December 31,
	2022	2021

Stock-based compensation expense	$1,811	$2,092

Remaining expense to be recognized, if all vesting conditions are met(1)	4,142	6,640

Weighted average remaining contractual term (in years)	1.8	2.2

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSA's	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	222,905	$36.03
Granted	-	-
Forfeited	(945)	37.40
Vested	-	-
Balance at March 31, 2022	221,960	$36.02
Granted	-	-
Forfeited	(6,050)	35.63
Vested	-	-
Balance at June 30, 2022	215,910	$36.04
Granted	4,500	41.70
Forfeited	(8,500)	35.82
Vested	-	-
Balance at September 30, 2022	211,910	$36.16
Granted	-	-
Forfeited	(1,000)	35.12
Vested	-	-
Balance at December 31, 2022	210,910	$36.17

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

The following table presents the Company's stock repurchase activity and remaining authorization:

	Number of shares purchased	Average price per share
Remaining repurchase authorization January 1, 2021	893,102
Share repurchases under stock repurchase program (1)	(215,958)	$35.40
Remaining repurchase authorization December 31, 2021	677,144
Share repurchases under stock repurchase program (1)	(67,792)	$37.98
Remaining repurchase authorization December 31, 2022	609,352

(1) Repurchases totaled $2.6 million and $7.6 million in 2022 and 2021, respectively,

Dividends

During 2022 and 2021, the Company declared and paid dividends of $0.20 per share to class A and class B shareholders totaling $4.4 million and $4.4 million, respectively.

11. Retirement Plan

The Company participates in an incentive savings plan (the “Savings Plan”) covering substantially all employees. Company contributions to the Savings Plan are determined annually by management of the Company but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code of 1986, as amended. The expense for contributions to the Savings Plan was approximately $8 thousand and $7 thousand in 2022 and 2021, respectively, and is included in compensation on the consolidated statements of income.

12. Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory, as well as punitive, damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. is not aware of any probable or reasonably possible losses at December 31, 2022.

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

13. Shareholder Designated Contribution Plan

The Company has established a Shareholder Designated Charitable Contribution program. Under the program, from time to time each shareholder is eligible to designate a charity to which the Company would make a donation at a rate per share, approved by the Board of Directors, based upon the actual number of shares registered in the shareholder’s name. The Company recorded an expense of $3.1 million and $4.8 million related to this program for the years ended December 31, 2022 and 2021, respectively, which is included in shareholder-designated contribution in the consolidated statements of income. As of December 31, 2022 and 2021, the Company has reflected a liability in the amount of $1.0 million and $1.5 million, respectively, in connection with this program, which is included in accrued expenses and other liabilities on the consolidated statement of financial condition.

14. Subsequent Events

From January 1, 2023 to March 15, 2023, the Company repurchased 41,442 shares at $37.24 per share.

On January 3, 2023, our consolidated VOE commenced its second scheduled tender offer. On February 10, 2023, our consolidated VOE announced approximately $3.2 million of redeemable noncontrolling interests had tendered their interests in the fund.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's Chief Executive Officer and Co-Chief Financial Officers, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our current management, including our CEO and co-CFOs, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022.

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

Based on its evaluation, management concluded that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

ITEM 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of AC and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2023 Annual Meeting, AC will also submit to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by AC of the NYSE corporate governance listing standards as of the date of the certification.

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

21.1	Subsidiaries of the Company.
24.1	Powers of Attorney (included on page 54 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of Co-CFO pursuant to Rule 13a-14(a).
31.3	Certification of Co-CFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Co-CFOs pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on March 15, 2023.

ASSOCIATED CAPITAL GROUP, INC.

By:	/s/ Patrick B. Huvane	By:	/s/ Ian J. McAdams
Name:	Patrick B. Huvane	Name:	Ian J. McAdams
Title:	Interim Co-Chief Financial Officer	Title:	Interim Co-Chief Financial Officer

Date:	March 15, 2023	Date:	March 15, 2023

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Peter D. Goldstein, Patrick B. Huvane, and Ian J. McAdams and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas R. Jamieson	President,	March 15, 2023
Douglas R. Jamieson	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Patrick B. Huvane	Interim Co-Chief Financial Officer	March 15, 2023
Patrick B. Huvane	(Co-Principal Financial Officer)

/s/ Ian J. McAdams	Interim Co-Chief Financial Officer	March 15, 2023
Ian J. McAdams	(Co-Principal Financial Officer)

/s/ Mario J. Gabelli	Executive Chair of the	March 15, 2023
Mario J. Gabelli	Board and Director

/s/ Marc Gabelli	Director	March 15, 2023
Marc Gabelli

/s/ Daniel R. Lee	Director	March 15, 2023
Daniel R. Lee

/s/ Bruce M. Lisman	Director	March 15, 2023
Bruce M. Lisman

/s/ Richard T. Prins	Director	March 15, 2023
Richard T. Prins

/s/ Frederic V. Salerno	Director	March 15, 2023
Frederic V. Salerno

/s/ Salvatore F. Sodano	Director	March 15, 2023
Salvatore F. Sodano

/s/ Elisa M. Wilson	Director	March 15, 2023
Elisa M. Wilson