Form 10-Q
period 2023-03-31
Associated Capital Group, Inc.
filed 2023-05-12
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at May 3, 2023
Class A Common Stock, .001 par value	2,923,911
Class B Common Stock, .001 par value	18,962,754

As of May 3, 2023, 2,923,911 shares of class A common stock and 18,962,754 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 210,910 Phantom Restricted Stock Awards outstanding as of March 31, 2023.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of less than 3 months)	$396,828	$218,462
Investments in U.S. Treasury Bills with greater than 3 month maturities	4,948	186,001
Investments in equity securities (includes GAMCO stock with a fair value of $45.6 million and $36.7 million, respectively)	217,006	195,585
Investments in affiliated registered investment companies	128,484	126,210
Investments in partnerships	150,361	150,498
Receivable from brokers	11,023	12,072
Investment advisory fees receivable	1,327	3,807
Receivable from affiliates	133	2,517
Income taxes receivable, including deferred tax assets, net	8,825	10,320
Goodwill	3,519	3,519
Other assets	20,432	18,699
Total assets	$942,886	$927,690

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$15,208	$7,784
Income taxes payable, including deferred tax liabilities, net	-	-
Compensation payable	8,894	13,936
Securities sold, not yet purchased	3,569	2,874
Accrued expenses and other liabilities	1,981	2,707
Total liabilities	29,652	27,301

Redeemable noncontrolling interests	7,233	10,193

Commitments and contingencies (Note 10)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued; 2,975,234 and 3,027,541 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,754 outstanding	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	32,880	15,126
Treasury stock, at cost (3,654,184 and 3,601,877 shares, respectively)	(125,951)	(124,002)
Total Associated Capital Group, Inc. equity	906,001	890,196
Total liabilities and equity	$942,886	$927,690

As of March 31, 2023 and December 31, 2022, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”). See Note 4.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Investment advisory and incentive fees	$2,411	$2,486
Other revenues	54	96
Total revenues	2,465	2,582
Expenses
Compensation	3,570	3,933
Management fee	2,543	-
Other operating expenses	1,485	1,955
Total expenses	7,598	5,888
Operating loss	(5,133)	(3,306)
Other income/(expense)
Net gain/(loss) from investments	20,511	(15,610)
Interest and dividend income	5,193	804
Interest expense	(98)	(33)
Shareholder-designated contribution	(871)	(208)
Total other income/(expense), net	24,735	(15,047)
Income/(loss) before income taxes	19,602	(18,353)
Income tax expense/(benefit)	1,580	(4,848)
Income/(loss) before noncontrolling interests	18,022	(13,505)
Income attributable to noncontrolling interests	268	2,681
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$17,754	$(16,186)

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.81	$(0.73)
Diluted	$0.81	$(0.73)

Weighted average shares outstanding (in thousands):
Basic	21,970	22,054
Diluted	21,970	22,054

Actual shares outstanding (in thousands)	21,938	22,051

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income/(loss) before noncontrolling interests	$18,022	$(13,505)
Less: Comprehensive income attributable to noncontrolling interests	268	2,681
Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$17,754	$(16,186)

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

(Dollars in thousands)

For the three months ended March 31, 2023

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2022	$25	$15,126	$999,047	$(124,002)	$890,196	$10,193
Redemptions of noncontrolling interests	-	-	-	-	-	(3,228)
Net income/(loss)	-	17,754	-	-	17,754	268
Purchases of treasury stock	-	-	-	(1,949)	(1,949)	-
Balance at March 31, 2023	$25	$32,880	$999,047	$(125,951)	$906,001	$7,233

See accompanying notes.

For the three months ended March 31, 2022

	Associated Capital Group, Inc. shareholders
			Additional					Redeemable
	Common	Retained	Paid-in	Treasury		Noncontrolling	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Total	Interests	Equity	Interests
Balance at December 31, 2021	$25	$68,435	$990,069	$(121,427)	$937,102	$(1,756)	$935,346	$202,456
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(16,186)	-	-	(16,186)	197	(15,989)	2,484
Purchases of treasury stock	-	-	-	(293)	(293)	-	(293)	-
Accretion of redeemable noncontrolling interest	-	-	(584)	-	(584)	(292)	(876)	876
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(10)
Balance at March 31, 2022	$25	$52,249	$989,485	$(121,720)	$920,039	$(1,851)	$918,188	$205,320

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net income/(loss)	$18,022	$(13,505)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains)/losses from partnerships	(1,773)	1,202
Depreciation and amortization	90	90
Deferred income taxes	(199)	(4,954)
Donated securities	700	127
Unrealized (gains)/losses on securities	(14,214)	21,166
Realized gains on sales of securities	(2,246)	(6,753)
(Increase)/decrease in assets:
Investments in trading securities	174,385	46,153
Investments in partnerships:
Contributions to partnerships	(1,790)	(2,702)
Distributions from partnerships	3,700	1,563
Receivable from affiliates	2,384	4,786
Receivable from brokers	526	(137,995)
Investment advisory fees receivable	2,480	6,961
Income taxes receivable	1,694	-
Other assets	(1,823)	2,087
Increase/(decrease) in liabilities:
Payable to brokers	7,424	124,528
Income taxes payable	-	82
Compensation payable	(5,042)	(13,092)
Accrued expenses and other liabilities	(726)	(1,186)
Total adjustments	165,570	42,063
Net cash provided by operating activities	183,592	28,558

Investing activities
Purchases of securities	(1,027)	(2,601)
Return of capital on securities	455	828
Net cash used in investing activities	$(572)	$(1,773)

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Financing activities
Purchases of treasury stock	$(1,949)	$(293)
Redemptions of redeemable noncontrolling interests	(3,228)	(486)
Net cash used in financing activities	(5,177)	(779)
Net increase in cash, cash equivalents and restricted cash	177,843	26,006
Cash, cash equivalents and restricted cash at beginning of period	221,269	328,594
Cash, cash equivalents and restricted cash at end of period	$399,112	$354,600

Supplemental disclosures of cash flow information:
Cash paid for interest	$98	$33
Cash paid for taxes	$74	$23

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$396,828	$348,629
Restricted cash included in receivable from broker	2,284	5,971
Cash, cash equivalents and restricted cash	$399,112	$354,600

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

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

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company held 2,407,000 shares as of March 31, 2023 and December 31, 2022, respectively.

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

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries. All material intercompany transactions and balances have been eliminated. The details on the impact of consolidating certain partnership entities on the condensed consolidated financial statements can be seen in Note 4. Investment Partnerships and Other Entities.

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The condensed consolidated statements of income will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this guidance for smaller reporting companies for three years. This guidance is effective for the Company on January 1, 2023. We adopted this standard on January 1, 2023 and the adoption of this standard did not have a material impact on our financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other, to simplify the process used to test for impairment of goodwill. Under the new standard, an impairment loss must be recognized in an amount equal to the excess of the carrying amount of a reporting unit over its fair value, limited to the total amount of goodwill allocated to that reporting unit. As a smaller reporting company pursuant to ASU 2019-10, the ASU is effective for the Company on January 1, 2023. We adopted this standard on January 1, 2023 and the adoption of this standard did not have a material impact on our financial condition or results of operations.

2.    Revenue

Refer to the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for the Company’s revenue recognition policy.

The Company’s major revenue sources are as follows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Investment advisory and incentive fees
Asset-based advisory fees	$1,315	$1,304
Performance-based advisory fees	1	44
Sub-advisory fees	1,095	1,138
Sub-total	2,411	2,486

Other
Miscellaneous	54	96

Total	$2,465	$2,582

3.    Investments in Securities

Investments in securities at March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$4,948	$4,948	$184,636	$186,001
Equity Securities:
Common stocks	229,635	211,712	221,794	189,977
Mutual funds	543	1,018	539	906
Other investments	5,540	4,276	6,364	4,702
Total investments in equity securities	235,718	217,006	228,697	195,585
Total investments in securities	$240,666	$221,954	$413,333	$381,586

Securities sold, not yet purchased at March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$3,520	$3,302	$2,918	$2,509
Other investments	68	267	499	365
Total securities sold, not yet purchased	$3,588	$3,569	$3,417	$2,874

Investments in affiliated registered investment companies at March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$45,572	$58,237	$45,029	$56,772
Mutual funds	50,252	70,247	50,224	69,438
Total investments in affiliated registered investment companies	$95,824	$128,484	$95,253	$126,210

4.    Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $37.7 million and $35.8 million at March 31, 2023, and December 31, 2022, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. The Company had investments in Affiliated Entities totaling $112.7 million and $114.7 million at March 31, 2023 and December 31, 2022, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the condensed consolidated statements of income.

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

PMV Consumer Acquisition Corp.

Commencing in August 2022, as a result of management and organization restructuring negotiations at the Sponsor to extend the life of PMV, AC no longer controlled Consolidated PMV. As a result, Consolidated PMV was deconsolidated from the financial statements. Prior to August 2022, AC consolidated the assets, liabilities and the results of operations of both PMV and Sponsor. AC invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment. The Sponsor was managed primarily by AC executives. AC determined that the Sponsor was a variable interest entity (VIE) and that AC was the primary beneficiary and therefore consolidated the assets and liabilities and results of operations of the Sponsor. In addition, AC has determined that PMV was a VIE due to the lack of equity at risk and was consolidated by the Sponsor, who is deemed to be the primary beneficiary. Neither AC nor PMV had a right to the benefits from nor did it bear the risks associated with the marketable securities held in trust assets held by PMV.

The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	March 31, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$393,721	$3,107	$396,828
Investments in U.S. Treasury Bills	-	4,948	4,948
Investments in securities	148,552	68,454	217,006
Investments in affiliated registered investment companies	183,627	(55,143)	128,484
Investments in partnerships	169,188	(18,827)	150,361
Receivable from brokers	3,053	7,970	11,023
Investment advisory fees receivable	1,335	(8)	1,327
Other assets(1)	29,335	3,574	32,909
Total assets	$928,811	$14,075	$942,886
Liabilities and equity
Securities sold, not yet purchased	$3,372	$197	$3,569
Payable to brokers and other liabilities(1)	19,438	6,645	26,083
Redeemable noncontrolling interests	-	7,233	7,233
Total equity	906,001	-	906,001
Total liabilities and equity	$928,811	$14,075	$942,886

	December 31, 2022
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$209,941	$8,521	$218,462
Investments in U.S. Treasury Bills	183,528	2,473	186,001
Investments in securities	129,942	65,643	195,585
Investments in affiliated registered investment companies	178,689	(52,479)	126,210
Investments in partnerships	168,286	(17,788)	150,498
Receivable from brokers	4,002	8,070	12,072
Investment advisory fees receivable	3,814	(7)	3,807
Other assets(1)	35,045	10	35,055
Total assets	$913,247	$14,443	$927,690
Liabilities and equity
Securities sold, not yet purchased	$2,678	$196	$2,874
Payable to brokers and other liabilities(1)	20,373	4,054	24,427
Redeemable noncontrolling interests	-	10,193	10,193
Total equity	890,196	-	890,196
Total liabilities and equity	$913,247	$14,443	$927,690

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,578	$(113)	$2,465
Operating loss	(4,736)	(397)	(5,133)
Total other income/(loss), net	27,622	(2,887)	24,735
Income/(loss) before noncontrolling interests	17,754	268	18,022
Income/(loss) attributable to noncontrolling interests, net of taxes	-	268	268
Net income/(loss)	$17,754	$-	$17,754

	Three Months Ended March 31, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,772	$(190)	$2,582
Operating loss	(2,641)	(665)	(3,306)
Total other income, net	(18,393)	3,346	(15,047)
Income/(loss) before noncontrolling interests	(16,186)	2,681	(13,505)
Income/(loss) attributable to noncontrolling interests, net of taxes	-	2,681	2,681
Net income/(loss)	$(16,186)	$-	$(16,186)

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

The following table presents the balances related to VIEs that are consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in these VIEs (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$505	$500
Investments in securities	8,919	8,396
Receivable from brokers	383	304
Accrued expenses and other liabilities(1)	(45)	(33)
Redeemable noncontrolling interests	(446)	(428)
AC Group's net interests in consolidated VIEs	$9,316	$8,739

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

Voting Interest Entities

We have an investment partnership that is consolidated as a VOE for both 2023 and 2022 because AC has a controlling interest in the entity. This resulted in the consolidation of $78.3 million of assets, $7.0 million of liabilities, and $6.8 million of redeemable noncontrolling interests at March 31, 2023 and $75.6 million of assets, $4.4 million of liabilities, and $9.8 million of redeemable noncontrolling interests at December 31, 2022. AC’s net interest in the consolidated VOE at March 31, 2023 and December 31, 2022 was $64.5 million and $61.4 million, respectively. Approximately $3.2 million of redeemable noncontrolling interests tendered their shares in the entity in 2023.

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

5.    Fair Value

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	March 31, 2023
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$393,121	$-	$-	$393,121
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	4,948	-	-	4,948
Common stocks	208,296	1,380	2,036	211,712
Mutual funds	1,018	-	-	1,018
Other	3,574	483	219	4,276
Total investments in securities	217,836	1,863	2,255	221,954
Investments in affiliated registered investment companies:
Closed-end funds	45,751	-	12,486	58,237
Mutual funds	70,247	-	-	70,247
Total investments in affiliated registered investment companies	115,998	-	12,486	128,484
Total investments held at fair value	333,834	1,863	14,741	350,438
Total assets at fair value	$726,955	$1,863	$14,741	$743,559
Liabilities
Common stocks	$3,302	$-	$-	$3,302
Other	13	254	-	267
Securities sold, not yet purchased	3,315	254	-	3,569
Total liabilities at fair value	$3,315	$254	$-	$3,569

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$216,313	$-	$-	$216,313
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	186,001	-	-	186,001
Common stocks	185,952	1,990	2,035	189,977
Mutual funds	906	-	-	906
Other	4,132	317	253	4,702
Total investments in securities	376,991	2,307	2,288	381,586
Investments in affiliated registered investment companies:
Closed-end funds	45,286	-	11,486	56,772
Mutual funds	69,438	-	-	69,438
Total investments in affiliated registered investment companies	114,724	-	11,486	126,210
Total investments held at fair value	491,715	2,307	13,774	507,796
Total assets at fair value	$708,028	$2,307	$13,774	$724,109
Liabilities
Common stocks	$2,509	$-	$-	$2,509
Other	132	233	-	365
Securities sold, not yet purchased	2,641	233	-	2,874
Total liabilities at fair value	$2,641	$233	$-	$2,874

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Assets:	Total	Total
Beginning balance	$13,774	$10,600
Total gains/(losses)	(33)	50
Purchases	1,000	2,400
Sales/return of capital	-	(330)
Ending balance	$14,741	$12,720
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$(33)	$50

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended March 31, 2023 and 2022, there were no transfers into or out of Level 3.

6.    Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2023 and  March 31, 2022 was 8.1% and 26.4%, respectively. The ETR in the year to date period of 2023 differs from the U.S. corporate tax rate of 21% primarily due to (a) deferred tax benefits from a foreign investment, (b) state and local taxes (net of federal benefit) and (c) the deductibility of officers' compensation. The ETR in the year to date period of 2022 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the dividends received deduction, (c) the deferred tax asset valuation allowances related to the carryforward of charitable contributions and (d) excluded income on certain consolidated entities.

At March 31, 2023 the Company had net deferred tax assets, before valuation allowance of approximately $8.2 million that were recorded within income taxes receivable in the condensed consolidated statements of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.3 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

As of and for the periods ended March 31, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions.

The Company remains subject to income tax examination by the IRS for the years 2019 through 2021 and state examinations for years after 2016.

7.    Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income/(loss) attributable to our shareholders by the weighted average number of shares, plus any potentially dilutive securities (if any), outstanding during the period.

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Income/(loss) before noncontrolling interests	$18,022	$(13,505)
Less: Income attributable to noncontrolling interests	268	2,681
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$17,754	$(16,186)

Weighted average number of shares of Common Stock outstanding - basic	21,970	22,054
Weighted average number of shares of Common Stock outstanding - diluted	21,970	22,054

Basic and Diluted EPS	$0.81	$(0.73)

8.    Equity

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

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on March 31, 2023 and December 31, 2022, the total liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of March 31, 2023 and December 31, 2022, with respect to the Phantom RSAs was $4.7 million and $4.8 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three month periods ended  March 31, 2023 and 2022, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands, unless otherwise noted):

	Three Months Ended March 31,
	2023	2022

Stock-based compensation expense	$(118)	$439

Remaining expense to be recognized, if all vesting conditions are met(1)	3,197	5,922

Weighted average remaining contractual term (in years)	1.7	2.1

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSA's	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	210,910	$36.17
Granted	-	-
Forfeited	-	-
Vested	-	-
Balance at March 31, 2023	210,910	$36.17

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

The following table presents the Company's stock repurchase activity and remaining authorization:

	Number of shares purchased	Average price per share
Remaining repurchase authorization December 31, 2022	609,352
Share repurchases under stock repurchase program (1)	(52,307)	$37.27
Remaining repurchase authorization March 31, 2023	557,045

Remaining repurchase authorization December 31, 2021	677,144
Share repurchases under stock repurchase program (1)	(7,536)	$38.84
Remaining repurchase authorization March 31, 2022	669,608

(1) Repurchases totaled $1.9 million and $0.3 million for the three-month periods ended March 31, 2023 and 2022, respectively.

Dividends

There were no dividends declared during the three-month periods ended March 31, 2023 or 2022.

9.    Goodwill

At March 31, 2023, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended March 31, 2023 or March 31, 2022, and as such there was no impairment analysis performed or charge recorded.

10.    Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management is not aware of any probable or reasonably possible losses at March 31, 2023.

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

11.    Subsequent Events

From April 1, 2023 to May 11, 2023, the Company repurchased 59,566 shares at $36.43 per share.

On May 10, 2023, the Board of Directors declared a semi-annual dividend of $0.10 per share, which is payable on June 29, 2023 to Class A and Class B shareholders of record on June 15, 2023.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited annual financial statements included in our Form 10-K filed with the SEC on March 15, 2023 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

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

In response to the invasion of Ukraine by Russia, economic sanctions were imposed on individuals and entities within Russia by governments around the world, including the U.S. and the European Union. Furthermore, a novel strain of coronavirus, and its variants, (“COVID-19”) continue to disrupt global supply chains, adding broad inflationary pressures impacting companies worldwide. The resulting economic dislocations from the Ukraine-Russia conflict and the pandemic did not have a significant adverse impact on our AUM.

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended March 31, 2023 and 2022:

($000s except per share data or as noted)

	First Quarter
	2023	2022
AUM - end of period (in millions)	$1,799	$1,839
AUM - average (in millions)	1,841	1,801
Net income/(loss) per share-diluted	$0.81	$(0.73)
Book value per share at March 31	$41.30	$41.72

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

Net income attributable to noncontrolling interests represents the share of net income attributable to third-party limited partners of certain partnerships and offshore funds we consolidate. Please refer to Notes 1 and 4 in our consolidated financial statements included elsewhere in this report.

Condensed Consolidated Statements of Financial Condition

We ended the first quarter of 2023 with approximately $894.1 million in cash and investments, net of securities sold, not yet purchased of $3.6 million. This includes $396.8 million of cash and cash equivalents; $4.9 million of short-term U.S. Treasury obligations; $213.4 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $45.6 million; and $278.8 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $58.2 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $906.0 million or $41.30 per share as of March 31, 2023, compared to $890.2 million or $40.48 per share as of December 31, 2022. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2022 was largely attributable to income for the year to date period.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2023	2022
Revenues
Investment advisory and incentive fees	$2,411	$2,486
Other revenues	54	96
Total revenues	2,465	2,582
Expenses
Compensation	3,570	3,933
Management fee	2,543	-
Other operating expenses	1,485	1,955
Total expenses	7,598	5,888
Operating loss	(5,133)	(3,306)
Other income/(expense)
Net gain/(loss) from investments	20,511	(15,610)
Interest and dividend income	5,193	804
Interest expense	(98)	(33)
Shareholder-designated contribution	(871)	(208)
Total other income/(expense), net	24,735	(15,047)
Income/(loss) before income taxes	19,602	(18,353)
Income tax expense/(benefit)	1,580	(4,848)
Income/(loss) before noncontrolling interests	18,022	(13,505)
Income/(loss) attributable to noncontrolling interests	268	2,681
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$17,754	$(16,186)

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.81	$(0.73)
Diluted	$0.81	$(0.73)

Weighted average shares outstanding (thousands):
Basic	21,970	22,054
Diluted	21,970	22,054

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Overview

Our operating loss for the quarter was $5.1 million compared to $3.3 million for the comparable quarter of 2022. The increase in operating loss was driven primarily by management fee expense of $2.5 million in the 2023 period, there was no management fee expense in 2022 due to pre-tax losses. This increase was partially offset by lower stock-based compensation expense, resulting from a drop in AC's stock price in the 2023 period. Other income was $24.7 million in the 2023 quarter compared to a loss of $15.0 million in the prior year’s quarter primarily due to mark-to-market changes in our holdings of our securities portfolio, brought on by market volatility that negatively impacted the first quarter 2022. The Company recorded income tax expense in the current quarter of $1.6 million compared to a benefit of $4.8 million in the prior year’s quarter. Consequently, our current quarter net income was $17.8 million, or $0.81 per diluted share, compared to net loss of $16.2 million, or $(0.73) per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $2.5 million for the quarter ended March 31, 2023, roughly the same as the first quarter of 2022.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $2.4 million for 2023, in line with the comparable quarter of 2022. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. There were no material unrecognized incentive fees for the quarter ended March 31, 2023 and 2022, respectively.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $3.6 million and $3.9 million for the three month periods ended March 31, 2023 and 2022, respectively. Fixed compensation, which includes salaries and benefits and stock based compensation, decreased to $2.7 million for the 2023 period from $3.1 million in the prior year primarily driven by lower stock-based compensation expense. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2023, these variable payouts were $0.9 million, roughly in line with the accrual for the first quarter of 2022.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. Management fee expense of $2.5 million was recorded for the three-month period ended March 31, 2023. No management fee expense was recorded or the three-month period ended March 31, 2022 due to the pre-tax loss.

Other operating expenses were $1.5 million during the three months ended March 31, 2023 compared to $2.0 million in the prior year's quarter.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $20.5 million in the 2023 quarter versus losses of $15.6 million in the comparable 2022 quarter, the increase driven by market volatility that impacted Q1 2022 brought on by rising interest rates, geo-political factors and accelerating inflation.

Interest and dividend income increased to $5.2 million in the 2023 quarter from $0.8 million in the 2022 quarter primarily driven by increased interest income as a result of higher interest rates in 2023.

Shareholder-designated contributions in the 2023 quarter increased to $0.9 million compared to $0.2 million in the prior year’s quarter, driven by timing of contributions.

Income taxes

Our provision for income taxes was $1.6 million for the quarter compared to a benefit of $4.8 million in the comparable period of 2022. The effective rate for the three months ended March 31, 2023 and March 31, 2022 was 8.1% and 26.4%, respectively. The difference in effective rate period over period is primarily driven by deferred tax benefits from a foreign investment which reduced the current quarter's effective tax rate.

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

Assets under management were $1.8 billion as of March 31, 2023, down slightly from December 31, 2022 and March 31, 2022. The changes were primarily attributable to investor outflows and market depreciation.

Assets Under Management (in millions)

				% Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2023	2022	2022	2022	2022
Merger Arbitrage	$1,537	$1,588	$1,606	(3.2)	(4.3)
Event-Driven Value	229	222	191	3.2	19.9
Other	33	32	42	3.1	(21.4)
Total AUM	$1,799	$1,842	$1,839	(2.3)	(2.2)

Fund flows for the three months ended March 31, 2023 (in millions):

		Market
	December 31,	Appreciation/	Foreign	Net Inflows/	March 31,
	2022	(Depreciation)	Currency(1)	(Outflows)	2023
Merger Arbitrage	$1,588	$(12)	$16	$(55)	$1,537
Event-Driven Value	222	7	-	-	229
Other	32	1	-	-	33
Total AUM	$1,842	$(4)	$16	$(55)	$1,799

(1) Reflects the impact of currency fluctuations of non-US dollar classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management decreased on a net basis by $43 million for the quarter ended March 31, 2023 due to net investor outflows of $55 million and market depreciation of $4 million, partially offset by the impact of currency fluctuations of non-US dollar classes of investment funds of $16 million.

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

Summary cash flow data is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash flows provided by (used in):
Operating activities	$183,592	$28,558
Investing activities	(572)	(1,773)
Financing activities	(5,177)	(779)
Net (decrease)/increase in cash, cash equivalents and restricted cash	177,843	26,006
Cash, cash equivalents and restricted cash at beginning of period	221,269	328,594
Cash, cash equivalents and restricted cash at end of period	$399,112	$354,600

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At March 31, 2023, we had cash and cash equivalents of $396.8 million, Investments in U.S. Treasury Bills of $4.9 million and $213.4 million of investments net of securities sold, not yet purchased of $3.6 million. Included in cash and cash equivalents are $3.1 million as of March 31, 2023 which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $183.6 million for the three months ended March 31, 2023 due to $176.3 million of net decreases of securities and net distributions from investment partnerships, our net income of $18.0 million and $6.9 million of net receivables/payables, partially offset by $17.6 million of adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes. Net cash used in investing activities was $0.6 million primarily due to purchases of securities of $1.0 million, partially offset by return of capital on securities of $0.5 million. Net cash used in financing activities was $5.2 million resulting primarily from redemptions of redeemable noncontrolling interests of $3.2 million and stock buyback payments of $1.9 million.

Net cash provided by operating activities was $28.6 million for the three months ended March 31, 2022 due to $45.0 million of net decreases of securities and net contributions to investment partnerships and $10.9 million of adjustments for noncash items, primarily losses on investment securities and partnership investments and deferred taxes, partially offset by our net loss of $13.5 million and $13.8 million of net receivables/payables. Net cash used in investing activities was $1.8 million due to purchases of securities of $2.6 million offset by return of capital on securities of $0.8 million. Net cash used in financing activities was $0.8 million resulting from stock buyback payments of $0.3 million and redemptions of redeemable noncontrolling interests of $0.5 million.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. See Note 1 and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in AC’s 2022 Annual Report on Form 10-K filed with the SEC on March 15, 2023 for details on Critical Accounting Policies.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s consolidated financial condition, operations, or cash flows at March 31, 2023. See also Note 10, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximim Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/23 - 01/31/23	8,723	$38.75	8,723	600,629
02/01/23 - 02/28/23	21,388	37.23	21,388	579,241
03/01/23 - 03/31/23	22,196	36.72	22,196	557,045
Totals	52,307	$37.27	52,307

ITEM 6:                     (a) Exhibits

Exhibit Number	Description of Exhibit

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

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/	Patrick B. Huvane	By: /s/	Ian J. McAdams
Name:	Patrick B. Huvane	Name:	Ian J. McAdams
Title:	Interim Co-Chief Financial Officer	Title:	Interim Co-Chief Financial Officer

Date: May 11, 2023		Date: May 11, 2023