Form 10-Q
period 2023-06-30
Associated Capital Group, Inc.
filed 2023-08-10
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at August 2, 2023
Class A Common Stock, .001 par value	2,726,107
Class B Common Stock, .001 par value	18,962,754

As of August 2, 2023, 2,726,107 shares of class A common stock and 18,962,754 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 307,910 Phantom Restricted Stock Awards outstanding as of June 30, 2023.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of less than 3 months)	$381,387	$218,462
Investments in U.S. Treasury Bills with greater than 3 month maturities	995	186,001
Investments in equity securities (includes GAMCO stock with a fair value of $46.1 million and $36.7 million, respectively)	214,270	195,585
Investments in affiliated registered investment companies	128,322	126,210
Investments in partnerships	149,080	150,498
Receivable from brokers	28,767	12,072
Investment advisory fees receivable	1,290	3,807
Receivable from affiliates	271	2,517
Income taxes receivable, including deferred tax assets, net	7,510	10,320
Goodwill	3,519	3,519
Other assets	18,102	18,699
Total assets	$933,513	$927,690

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$9,917	$7,784
Compensation payable	11,005	13,936
Securities sold, not yet purchased	3,927	2,874
Accrued expenses and other liabilities	2,011	2,707
Total liabilities	26,860	27,301

Redeemable noncontrolling interests	7,086	10,193

Commitments and contingencies (Note 10)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued; 2,763,364 and 3,027,541 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,962,754 outstanding	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	34,063	15,126
Treasury stock, at cost (3,866,054 and 3,601,877 shares, respectively)	(133,568)	(124,002)
Total Associated Capital Group, Inc. equity	899,567	890,196
Total liabilities and equity	$933,513	$927,690

As of June 30, 2023 and December 31, 2022, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”). See Note 4.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Investment advisory and incentive fees	$2,280	$2,451	$4,691	$4,937
Other revenues	102	95	156	191
Total revenues	2,382	2,546	4,847	5,128
Expenses
Compensation	3,789	3,007	7,359	6,940
Management fee	544	-	3,087	-
Other operating expenses	1,520	1,750	3,005	3,705
Total expenses	5,853	4,757	13,451	10,645
Operating loss	(3,471)	(2,211)	(8,604)	(5,517)
Other income/(expense)
Net gain/(loss) from investments	3,297	(37,803)	23,808	(53,413)
Interest and dividend income	5,968	1,932	11,161	2,736
Interest expense	(156)	(46)	(254)	(79)
Shareholder-designated contribution	(498)	-	(1,369)	(208)
Total other income/(expense), net	8,611	(35,917)	33,346	(50,964)
Income/(loss) before income taxes	5,140	(38,128)	24,742	(56,481)
Income tax expense/(benefit)	1,840	(8,036)	3,420	(12,884)
Income/(loss) before noncontrolling interests	3,300	(30,092)	21,322	(43,597)
Income/(loss) attributable to noncontrolling interests	(71)	(205)	197	2,476
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$3,371	$(29,887)	$21,125	$(46,073)

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.15	$(1.36)	$0.96	$(2.09)
Diluted	$0.15	$(1.36)	$0.96	$(2.09)

Weighted average shares outstanding (in thousands):
Basic	21,870	22,036	21,920	22,045
Diluted	21,870	22,036	21,920	22,045

Actual shares outstanding (in thousands)	21,726	22,015	21,726	22,015

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income/(loss) before noncontrolling interests	$3,300	$(30,092)	$21,322	$(43,597)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(71)	(205)	197	2,476
Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$3,371	$(29,887)	$21,125	$(46,073)

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

(Dollars in thousands)

For the three months ended March 31, 2023 and three months ended June 30, 2023

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2022	$25	$15,126	$999,047	$(124,002)	$890,196	$10,193
Redemptions of noncontrolling interests	-	-	-	-	-	(3,228)
Net income/(loss)	-	17,754	-	-	17,754	268
Purchases of treasury stock	-	-	-	(1,949)	(1,949)	-
Balance at March 31, 2023	$25	$32,880	$999,047	$(125,951)	$906,001	$7,233
Redemptions of noncontrolling interests	-	-	-	-	-	(76)
Net income/(loss)	-	3,371	-	-	3,371	(71)
Dividends declared ($0.10 per share)	-	(2,188)	-	-	(2,188)	-
Purchase of treasury stock	-	-	-	(7,617)	(7,617)	-
Balance at June 30, 2023	$25	$34,063	$999,047	$(133,568)	$899,567	$7,086

See accompanying notes.

For the three months ended March 31, 2022 and three months ended June 30, 2022

	Associated Capital Group, Inc. shareholders
			Additional					Redeemable
	Common	Retained	Paid-in	Treasury		Noncontrolling	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Total	Interests	Equity	Interests
Balance at December 31, 2021	$25	$68,435	$990,069	$(121,427)	$937,102	$(1,756)	$935,346	$202,456
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(16,186)	-	-	(16,186)	197	(15,989)	2,484
Purchases of treasury stock	-	-	-	(293)	(293)	-	(293)	-
Accretion of redeemable noncontrolling interest	-	-	(584)	-	(584)	(292)	(876)	876
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(10)
Balance at March 31, 2022	$25	$52,249	$989,485	$(121,720)	$920,039	$(1,851)	$918,188	$205,320
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(29,887)	-	-	(29,887)	83	(29,804)	(288)
Dividends declared ($0.10 per share)	-	(2,203)	-	-	(2,203)	-	(2,203)	-
Purchases of treasury stock	-	-	-	(1,317)	(1,317)	-	(1,317)	-
Accretion of redeemable noncontrolling interest	-	-	662	-	662	331	993	(993)
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(226)
Balance at June 30, 2022	$25	$20,159	$990,147	$(123,037)	$887,294	$(1,437)	$885,857	$203,327

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net income/(loss)	$21,322	$(43,597)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains)/losses from partnerships	(1,493)	7,653
Depreciation and amortization	180	161
Deferred income taxes	772	(12,986)
Donated securities	966	127
Unrealized (gains)/losses on securities	(18,022)	53,057
Realized gains on sales of securities	(1,757)	(7,702)
(Increase)/decrease in assets:
Investments in trading securities	183,400	14,764
Investments in partnerships:
Contributions to partnerships	(2,390)	(4,910)
Distributions from partnerships	5,300	5,143
Receivable from affiliates	2,246	9,992
Receivable from brokers	(14,599)	16,481
Investment advisory fees receivable	2,517	6,945
Income taxes receivable	2,038	(1,728)
Other assets	417	332
Increase/(decrease) in liabilities:
Payable to brokers	2,133	2,768
Income taxes payable	-	(2,040)
Compensation payable	(2,931)	(13,789)
Accrued expenses and other liabilities	(696)	(1,399)
Total adjustments	158,081	72,869
Net cash provided by operating activities	179,403	29,272

Investing activities
Purchases of securities	(1,110)	(4,261)
Proceeds from sales of securities	777	106
Return of capital on securities	1,009	1,290
Net cash provided by/(used in) investing activities	$676	$(2,865)

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2023	2022
Financing activities
Dividends paid	$(2,188)	$(2,203)
Purchases of treasury stock	(9,566)	(1,610)
Redemptions of redeemable noncontrolling interests	(3,304)	(1,197)
Net cash used in financing activities	(15,058)	(5,010)
Net increase in cash, cash equivalents and restricted cash	165,021	21,397
Cash, cash equivalents and restricted cash at beginning of period	221,269	328,594
Cash, cash equivalents and restricted cash at end of period	$386,290	$349,991

Supplemental disclosures of cash flow information:
Cash paid for interest	$156	$79
Cash paid for taxes	$591	$3,869

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$381,387	$344,258
Restricted cash included in receivable from broker	4,903	5,733
Cash, cash equivalents and restricted cash	$386,290	$349,991

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company held 2,405,370 shares as of June 30, 2023 and 2,407,000 shares as of  December 31, 2022.

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

These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company’s major revenue sources are as follows for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment advisory and incentive fees
Asset-based advisory fees	$1,291	$1,309	$2,606	$2,613
Performance-based advisory fees	-	-	1	44
Sub-advisory fees	989	1,142	2,084	2,280
Sub-total	2,280	2,451	4,691	4,937

Other
Miscellaneous	102	95	156	191

Total	$2,382	$2,546	$4,847	$5,128

3.    Investments in Securities

Investments in securities at June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$988	$995	$184,636	$186,001
Equity Securities:
Common stocks	224,085	209,297	221,794	189,977
Mutual funds	543	1,144	539	906
Other investments	5,129	3,829	6,364	4,702
Total investments in equity securities	229,757	214,270	228,697	195,585
Total investments in securities	$230,745	$215,265	$413,333	$381,586

Securities sold, not yet purchased at June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$3,316	$3,556	$2,918	$2,509
Other investments	91	371	499	365
Total securities sold, not yet purchased	$3,407	$3,927	$3,417	$2,874

Investments in affiliated registered investment companies at June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$44,358	$57,983	$45,029	$56,772
Mutual funds	50,188	70,339	50,224	69,438
Total investments in affiliated registered investment companies	$94,546	$128,322	$95,253	$126,210

4.    Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $37.5 million and $35.8 million at June 30, 2023, and December 31, 2022, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. The Company had investments in Affiliated Entities totaling $111.6 million and $114.7 million at June 30, 2023 and December 31, 2022, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the condensed consolidated statements of income.

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

PMV Consumer Acquisition Corp.

Commencing in August 2022, as a result of management and organization restructuring negotiations at the Sponsor to extend the life of PMV, AC no longer controlled Consolidated PMV. As a result, Consolidated PMV was deconsolidated from the financial statements. Prior to August 2022, AC consolidated the assets, liabilities and the results of operations of both PMV and Sponsor. AC invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment. The Sponsor was managed primarily by AC executives. AC determined that the Sponsor was a variable interest entity (VIE) and that AC was the primary beneficiary and therefore consolidated the assets and liabilities and results of operations of the Sponsor. In addition, AC had determined that PMV was a VIE due to the lack of equity at risk and was consolidated by the Sponsor, who was deemed to be the primary beneficiary. Neither AC nor PMV had a right to the benefits from nor did it bear the risks associated with the marketable securities held in trust assets held by PMV.

The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	June 30, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$375,023	$6,364	$381,387
Investments in U.S. Treasury Bills	-	995	995
Investments in securities	148,804	65,466	214,270
Investments in affiliated registered investment companies	182,245	(53,923)	128,322
Investments in partnerships	167,593	(18,513)	149,080
Receivable from brokers	21,636	7,131	28,767
Investment advisory fees receivable	1,299	(9)	1,290
Other assets(1)	26,130	3,272	29,402
Total assets	$922,730	$10,783	$933,513
Liabilities and equity
Securities sold, not yet purchased	$3,602	$325	$3,927
Payable to brokers and other liabilities(1)	19,561	3,372	22,933
Redeemable noncontrolling interests	-	7,086	7,086
Total equity	899,567	-	899,567
Total liabilities and equity	$922,730	$10,783	$933,513

	December 31, 2022
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$209,941	$8,521	$218,462
Investments in U.S. Treasury Bills	183,528	2,473	186,001
Investments in securities	129,942	65,643	195,585
Investments in affiliated registered investment companies	178,689	(52,479)	126,210
Investments in partnerships	168,286	(17,788)	150,498
Receivable from brokers	4,002	8,070	12,072
Investment advisory fees receivable	3,814	(7)	3,807
Other assets(1)	35,045	10	35,055
Total assets	$913,247	$14,443	$927,690
Liabilities and equity
Securities sold, not yet purchased	$2,678	$196	$2,874
Payable to brokers and other liabilities(1)	20,373	4,054	24,427
Redeemable noncontrolling interests	-	10,193	10,193
Total equity	890,196	-	890,196
Total liabilities and equity	$913,247	$14,443	$927,690

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,489	$(107)	$2,382
Operating loss	(3,107)	(364)	(3,471)
Total other income/(loss), net	8,003	608	8,611
Income/(loss) before noncontrolling interests	3,371	(71)	3,300
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(71)	(71)
Net income/(loss)	$3,371	$-	$3,371

	Three Months Ended June 30, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,734	$(188)	$2,546
Operating loss	(1,462)	(749)	(2,211)
Total other income/(loss), net	(36,461)	544	(35,917)
Income/(loss) before noncontrolling interests	(29,887)	(205)	(30,092)
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(205)	(205)
Net income/(loss)	$(29,887)	$-	$(29,887)

	Six Months Ended June 30, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$5,067	$(220)	$4,847
Operating loss	(7,843)	(761)	(8,604)
Total other income/(loss), net	35,625	(2,279)	33,346
Income/(loss) before noncontrolling interests	21,125	197	21,322
Income/(loss) attributable to noncontrolling interests, net of taxes	-	197	197
Net income/(loss)	$21,125	$-	$21,125

	Six Months Ended June 30, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$5,506	$(378)	$5,128
Operating loss	(4,103)	(1,414)	(5,517)
Total other income/(loss), net	(54,854)	3,890	(50,964)
Income/(loss) before noncontrolling interests	(46,073)	2,476	(43,597)
Income/(loss) attributable to noncontrolling interests, net of taxes	-	2,476	2,476
Net income/(loss)	$(46,073)	$-	$(46,073)

Variable Interest Entities

With respect to the consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of any consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in the VIE (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$482	$500
Investments in securities	8,951	8,396
Receivable from brokers	243	304
Accrued expenses and other liabilities (1)	(31)	(33)
Redeemable noncontrolling interests	(431)	(428)
AC Group's net interests in consolidated VIEs	$9,214	$8,739

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

Voting Interest Entities

We have an investment partnership that is consolidated as a VOE for both 2023 and 2022 because AC has a controlling interest in the entity. This resulted in the consolidation of $73.4 million of assets, $3.9 million of liabilities, and $6.6 million of redeemable noncontrolling interests at June 30, 2023 and $75.6 million of assets, $4.4 million of liabilities, and $9.8 million of redeemable noncontrolling interests at December 31, 2022. AC’s net interest in the consolidated VOE at June 30, 2023 and December 31, 2022 was $62.9 million and $61.4 million, respectively. Approximately $3.2 million of redeemable noncontrolling interests tendered their shares in the entity in 2023.

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	June 30, 2023
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$376,801	$-	$-	$376,801
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	995	-	-	995
Common stocks	206,013	1,248	2,036	209,297
Mutual funds	1,144	-	-	1,144
Other	3,133	477	219	3,829
Total investments in securities	211,285	1,725	2,255	215,265
Investments in affiliated registered investment companies:
Closed-end funds	45,747	-	12,236	57,983
Mutual funds	70,339	-	-	70,339
Total investments in affiliated registered investment companies	116,086	-	12,236	128,322
Total investments held at fair value	327,371	1,725	14,491	343,587
Total assets at fair value	$704,172	$1,725	$14,491	$720,388
Liabilities
Common stocks	$3,556	$-	$-	$3,556
Other	18	353	-	371
Securities sold, not yet purchased	3,574	353	-	3,927
Total liabilities at fair value	$3,574	$353	$-	$3,927

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$216,313	$-	$-	$216,313
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	186,001	-	-	186,001
Common stocks	185,952	1,990	2,035	189,977
Mutual funds	906	-	-	906
Other	4,132	317	253	4,702
Total investments in securities	376,991	2,307	2,288	381,586
Investments in affiliated registered investment companies:
Closed-end funds	45,286	-	11,486	56,772
Mutual funds	69,438	-	-	69,438
Total investments in affiliated registered investment companies	114,724	-	11,486	126,210
Total investments held at fair value	491,715	2,307	13,774	507,796
Total assets at fair value	$708,028	$2,307	$13,774	$724,109
Liabilities
Common stocks	$2,509	$-	$-	$2,509
Other	132	233	-	365
Securities sold, not yet purchased	2,641	233	-	2,874
Total liabilities at fair value	$2,641	$233	$-	$2,874

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Assets:	Total	Total	Total	Total
Beginning balance	$14,741	$12,720	$13,774	$10,600
Total gains/(losses)	-	20	(33)	70
Purchases	-	-	1,000	2,400
Sales/return of capital	(250)	(9)	(250)	(339)
Ending balance	$14,491	$12,731	$14,491	$12,731
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$-	$20	$(33)	$70

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three and six months ended June 30, 2023 and 2022, there were no transfers into or out of Level 3.

6.    Income Taxes

The effective tax rate (“ETR”) for the six months ended June 30, 2023 and  June 30, 2022 was 13.8% and 22.8%, respectively. The ETR in the year to date period of 2023 differs from the U.S. corporate tax rate of 21% primarily due to (a) deferred tax benefits from a foreign investment, (b) state and local taxes (net of federal benefit) and (c) the deductibility of officers' compensation. The ETR in the year to date period of 2022 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) the dividends received deduction, (c) the deferred tax asset valuation allowances related to the carryforward of charitable contributions and (d) excluded income on certain consolidated entities. The decrease in the ETR for the six months ended June 30, 2023 was primarily due to deferred tax benefits from a foreign investment.

At June 30, 2023, the Company had net deferred tax assets, before valuation allowance of approximately $7.2 million that were recorded within income taxes receivable in the condensed consolidated statements of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.3 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

As of and for the periods ended June 30, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions.

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

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Income/(loss) before noncontrolling interests	$3,300	$(30,092)	$21,322	$(43,597)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(71)	(205)	197	2,476
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$3,371	$(29,887)	$21,125	$(46,073)

Weighted average number of shares of Common Stock outstanding - basic	21,870	22,036	21,920	22,045
Weighted average number of shares of Common Stock outstanding - diluted	21,870	22,036	21,920	22,045

Basic and Diluted EPS	$0.15	$(1.36)	$0.96	$(2.09)

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

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Common Stock on June 30, 2023 and December 31, 2022, the total Phantom RSA liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of June 30, 2023 and December 31, 2022 was $5.0 million and $4.8 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three and six month periods ended  June 30, 2023 and 2022, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands, unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Stock-based compensation expense	$323	$(117)	$205	$322

Remaining expense to be recognized, if all vesting conditions are met(1)			6,012	4,493

Weighted average remaining contractual term (in years)			2.2	2.0

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSA's	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	210,910	$36.17
Granted	-	-
Forfeited	-	-
Vested	-	-
Balance at March 31, 2023	210,910	$36.17
Granted	97,000	39.61
Forfeited	-	-
Vested	-	-
Balance at June 30, 2023	307,910	$37.25

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

The following table presents the Company's stock repurchase activity and remaining authorization:

	Number of shares purchased	Average price per share
Remaining repurchase authorization December 31, 2022	609,352
Share repurchases under stock repurchase program (1)	(52,307)	$37.27
Remaining repurchase authorization March 31, 2023	557,045
Share repurchases under stock repurchase program (1)	(211,870)	$35.95
Remaining repurchase authorization June 30, 2023	345,175

Remaining repurchase authorization December 31, 2021	677,144
Share repurchases under stock repurchase program (1)	(7,536)	$38.84
Remaining repurchase authorization March 31, 2022	669,608
Share repurchases under stock repurchase program (1)	(35,292)	$37.32
Remaining repurchase authorization June 30, 2022	634,316

(1) Repurchases totaled $7.6 million and $1.3 million for the three-month periods ended June 30, 2023 and 2022, respectively. Repurchases totaled $9.6 million and $1.6 million for the six-month periods ended June 30, 2023 and 2022, respectively.

Dividends

During the three and six-month periods ended June 30, 2023 and 2022, the Company declared dividends of $0.10 per share to Class A and Class B shareholders.

9.    Goodwill

At June 30, 2023, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the six months ended June 30, 2023 and 2022, and as such there was no impairment analysis performed or charge recorded.

10.    Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management is not aware of any probable or reasonably possible losses at June 30, 2023.

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

11.    Subsequent Events

From July 1, 2023 to August 10, 2023, the Company repurchased 48,764 shares at $36.92 per share.

On August 9, 2023, the Board of Directors approved a $0.20 per share shareholder designated charitable contribution. If all eligible shares outstanding were registered to participate at the record date, the total contribution would total $4.3 million.

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

Proprietary Capital

Proprietary capital is earmarked for our direct investment business that invests in new and existing businesses, using a variety of techniques and structures. We launched our direct private equity and merchant banking activities in August 2017. The direct investment business is developing along several core pillars including Gabelli Private Equity Partners, LLC and Gabelli Principal Strategies Group, LLC. Gabelli Private Equity Partners, LLC (“GPEP”) was formed in August 2017 with $150 million of authorized capital as a “fundless” sponsor.

Our direct investing efforts are organized to invest in various ways, including growth capital, leveraged buyouts and restructurings, with an emphasis on small and mid-sized companies. Our investment sourcing is across a variety of channels including direct owners, private equity funds, classic agents, and corporate carve outs (which are positioned for accelerated growth, as businesses seek to enhance shareholder value through financial engineering). The Company’s direct investing vehicles allow us to acquire companies and create long-term value with no pre-determined exit timetable. We created Gabelli Principal Strategies Group, LLC (“GPS”) in December 2015 to pursue strategic operating initiatives broadly.

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

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended June 30, 2023 and 2022:

($000s except per share data or as noted)

	Second Quarter
	2023	2022
AUM - end of period (in millions)	$1,549	$1,802
AUM - average (in millions)	$1,640	1,851
Net income/(loss) per share-diluted	$0.15	$(1.36)
Book value per share at June 30	$41.41	$40.30

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

Net income attributable to noncontrolling interests represents the share of net income attributable to third-party limited partners of certain partnerships and offshore funds we consolidate. Please refer to Notes 1 and 4 in our condensed consolidated financial statements included elsewhere in this report.

Condensed Consolidated Statements of Financial Condition

We ended the second quarter of 2023 with approximately $870.1 million in cash and investments, net of securities sold, not yet purchased of $3.9 million. This includes $381.4 million of cash and cash equivalents; $1.0 million of short-term U.S. Treasury obligations; $210.3 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $46.1 million; and $277.4 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $58.0 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $899.6 million or $41.41 per share as of June 30, 2023, compared to $890.2 million or $40.48 per share as of December 31, 2022. Shareholders’ equity per share is calculated by dividing the total Associated Capital Group, Inc. equity by the number of common shares outstanding. The increase in equity from the end of 2022 was largely attributable to income for the year to date period.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Investment advisory and incentive fees	$2,280	$2,451	$4,691	$4,937
Other revenues	102	95	156	191
Total revenues	2,382	2,546	4,847	5,128
Expenses
Compensation	3,789	3,007	7,359	6,940
Management fee	544	-	3,087	-
Other operating expenses	1,520	1,750	3,005	3,705
Total expenses	5,853	4,757	13,451	10,645
Operating loss	(3,471)	(2,211)	(8,604)	(5,517)
Other income/(expense)
Net gain/(loss) from investments	3,297	(37,803)	23,808	(53,413)
Interest and dividend income	5,968	1,932	11,161	2,736
Interest expense	(156)	(46)	(254)	(79)
Shareholder-designated contribution	(498)	-	(1,369)	(208)
Total other income/(expense), net	8,611	(35,917)	33,346	(50,964)
Income/(loss) before income taxes	5,140	(38,128)	24,742	(56,481)
Income tax expense/(benefit)	1,840	(8,036)	3,420	(12,884)
Income/(loss) before noncontrolling interests	3,300	(30,092)	21,322	(43,597)
Income/(loss) attributable to noncontrolling interests	(71)	(205)	197	2,476
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$3,371	$(29,887)	$21,125	$(46,073)

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.15	$(1.36)	$0.96	$(2.09)
Diluted	$0.15	$(1.36)	$0.96	$(2.09)

Weighted average shares outstanding (thousands):
Basic	21,870	22,036	21,920	22,045
Diluted	21,870	22,036	21,920	22,045

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Overview

Our operating loss for the quarter was $3.5 million compared to $2.2 million for the comparable quarter of 2022. The increase in operating loss was driven primarily by management fee expense of $0.5 million in the 2023 period. There was no management fee expense in 2022 due to pre-tax losses. This increase was also driven by higher stock-based compensation expense of $0.4 million, resulting from the new issuance of awards in Q2 2023 and a drop in AC's stock price in the Q2 2022 period. Other income was $8.6 million in the 2023 quarter compared to a loss of $35.9 million in the prior year’s quarter primarily due to mark-to-market changes in our holdings of our securities portfolio, brought on by market appreciation in the current period versus market volatility that negatively impacted the second quarter 2022. The Company recorded income tax expense in the current quarter of $1.8 million compared to a benefit of $8.0 million in the prior year’s quarter. Consequently, our current quarter net income was $3.4 million, or $0.15 per diluted share, compared to net loss of $29.9 million, or $(1.36) per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $2.4 million for the quarter ended June 30, 2023, roughly the same as the second quarter of 2022.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $2.3 million for 2023, in line with the comparable quarter of 2022. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. There were no material unrecognized incentive fees for the quarter ended June 30, 2023 and 2022, respectively.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $3.8 million and $3.0 million for the three month periods ended June 30, 2023 and 2022, respectively. Fixed compensation, which includes salaries and benefits and stock based compensation, increased to $2.9 million for the 2023 period from $2.1 million in the prior year primarily driven by higher stock-based compensation expense. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2023, these variable payouts were $0.9 million, roughly in line with the accrual for the second quarter of 2022.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. Management fee expense of $0.5 million was recorded for the three-month period ended June 30, 2023. No management fee expense was recorded for the three-month period ended June 30, 2022 due to the pre-tax loss.

Other operating expenses were $1.5 million during the three months ended June 30, 2023 compared to $1.8 million in the prior year's quarter.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $3.3 million in the 2023 quarter versus losses of $37.8 million in the comparable 2022 quarter, the increase driven by market appreciation in the current period compared to market volatility that negatively impacted Q2 2022 brought on by rising interest rates, geo-political factors and accelerating inflation.

Interest and dividend income increased to $6.0 million in the 2023 quarter from $1.9 million in the 2022 quarter primarily driven by increased interest income as a result of higher interest rates in 2023.

Shareholder-designated contributions in the 2023 quarter increased to $0.5 million, driven by timing of contributions.

Income taxes

Our income tax expense was $1.8 million for the quarter compared to a benefit of $8.0 million in the comparable period of 2022. The effective rate for the three months ended June 30, 2023 and June 30, 2022 was 35.8% and 21.1%, respectively. The difference in effective rate period over period is primarily driven by deferred taxes from a foreign investment which increased the current quarter's effective tax rate.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Overview

Our operating loss for the year to date period was $8.6 million compared to $5.5 million for the comparable period of 2022. The increase in operating loss was driven primarily by management fee expense of $3.1 million in the 2023 period. There was no management fee expense in 2022 due to pre-tax losses. Other income was $33.3 million in the 2023 period compared to a loss of $51.0 million in the prior year period primarily due to mark-to-market changes in our holdings of our securities portfolio, brought on by market appreciation in the current period compared to market volatility that negatively impacted the first half of 2022. The Company recorded income tax expense in the current year to date period of $3.4 million compared to a benefit of $12.9 million in the prior period. Consequently, our year to date net income was $21.1 million for 2023, or $0.96 per diluted share, compared to net loss of $46.1 million, or $(2.09) per diluted share, in the prior year’s comparable period.

Revenues

Total revenues were $4.8 million for the six months ended June 30, 2023, compared to $5.1 million for the six months ended June 30, 2022.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $4.7 million for 2023, in line with the comparable period of 2022.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $7.4 million and $6.9 million for the six month periods ended June 30, 2023 and 2022, respectively. Fixed compensation, which includes salaries and benefits and stock based compensation, increased to $5.6 million for the 2023 period from $5.1 million in the prior year. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2023, these variable payouts were $1.8 million, in line with the accrual for the comparable 2022 period.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. Management fee expense of $3.1 million was recorded for the six-month period ended June 30, 2023. No management fee expense was recorded for the six-month period ended June 30, 2022 due to the pre-tax loss.

Other operating expenses were $3.0 million during the six months ended June 30, 2023 compared to $3.7 million in the prior year period.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $23.8 million in the 2023 period versus losses of $53.4 million in the comparable 2022 period, the increase driven by market appreciation in the current period compared to market volatility that negatively impacted the first half of 2022 brought on by rising interest rates, geo-political factors and accelerating inflation.

Interest and dividend income increased to $11.2 million in the 2023 period from $2.7 million in the 2022 period primarily driven by increased interest income as a result of higher interest rates in 2023.

Shareholder-designated contributions in the 2023 period increased to $1.4 million compared to $0.2 million in 2022, driven by timing of contributions.

Income taxes

Our income tax expense was $3.4 million for the period compared to a benefit of $12.9 million in the comparable period of 2022. The effective rate for the six months ended June 30, 2023 and 2022 was 13.8% and 22.8%, respectively. The difference in effective rate period over period is primarily driven by deferred tax benefits from a foreign investment which reduced the current period's effective tax rate.

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

Assets under management were $1.5 billion as of June 30, 2023. The changes from December 31, 2022 and June 30, 2022 were primarily attributable to investor outflows and market decline.

Assets Under Management (in millions)

				% Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2023	2022	2022	2022	2022
Merger Arbitrage(a)	$1,286	$1,588	$1,591	(19.0)	(19.2)
Long/Short Value	230	222	174	3.6	32.2
Other	33	32	37	3.1	(10.8)
Total AUM	$1,549	$1,842	$1,802	(15.9)	(14.0)

(a) Includes $579, $856 and $866 of sub-advisory AUM related to GAMCO International SICAV - GAMCO Merger Arbitrage, and $141, $206 and $66 of 100% U.S. Treasury Fund managed by GAMCO at June 30, 2023, December 31, 2022 and June 30, 2022, respectively.

Fund flows for the three months ended June 30, 2023 (in millions):

	March 31, 2023	Market Appreciation/ (Depreciation)	Foreign Currency(1)	Net Inflows/ (Outflows)	June 30, 2023
Merger Arbitrage	$1,537	$(14)	$(5)	$(232)	$1,286
Long/Short Value	229	1	-	-	230
Other	33	-	-	-	33
Total AUM	$1,799	$(13)	$(5)	$(232)	$1,549

(1) Reflects the impact of currency fluctuations of non-US dollar classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management decreased on a net basis by $250 million for the quarter ended June 30, 2023 due to net investor outflows of $232 million, market depreciation of $13 million and the impact of currency fluctuations of non-US dollar classes of investment funds of $5 million.

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

Summary cash flow data is as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$179,403	$29,272
Investing activities	676	(2,865)
Financing activities	(15,058)	(5,010)
Net (decrease)/increase in cash, cash equivalents and restricted cash	165,021	21,397
Cash, cash equivalents and restricted cash at beginning of period	221,269	328,594
Cash, cash equivalents and restricted cash at end of period	$386,290	$349,991

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At June 30, 2023, we had cash and cash equivalents of $381.4 million, Investments in U.S. Treasury Bills of $1.0 million and $210.3 million of investments net of securities sold, not yet purchased of $3.9 million. Included in cash and cash equivalents are $6.4 million as of June 30, 2023 which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $179.4 million for the six months ended June 30, 2023 due to $186.3 million of net decreases of securities and net distributions from investment partnerships and our net income of $21.3 million, partially offset by $19.4 million of adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes and $8.8 million of net receivables/payables. Net cash provided by investing activities was $0.7 million primarily due to return of capital on securities of $1.0 million and proceeds from sales of securities of $0.8 million, partially offset by purchases of securities of $1.1 million. Net cash used in financing activities was $15.1 million resulting primarily from stock buyback payments of $9.6 million, redemptions of redeemable noncontrolling interests of $3.3 million and dividends paid of $2.2 million.

Net cash provided by operating activities was $29.3 million for the six months ended June 30, 2022 due to $15.0 million of net decreases of securities and net distributions from investment partnerships and $40.3 million of adjustments for noncash items, primarily losses on investment securities and partnership investments and deferred taxes and $17.6 million of net receivables/payables, partially offset by our net loss of $43.6 million. Net cash used in investing activities was $2.9 million due to purchases of securities of $4.3 million offset by return of capital on securities of $1.3 million. Net cash used in financing activities was $5.0 million resulting from dividends paid of $2.2 million, stock buyback payments of $1.6 million and redemptions of redeemable noncontrolling interests of $1.1 million.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s condensed consolidated financial condition, operations, or cash flows at June 30, 2023. See also Note 10, Guarantees, Contingencies and Commitments, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
04/01/23 - 04/30/23	49,105	$36.67	49,105	507,940
05/01/23 - 05/31/23	17,142	37.36	17,142	490,798
06/01/23 - 06/30/23	145,623	35.54	145,623	345,175
Totals	211,870	$35.95	211,870

ITEM 6:                     (a) Exhibits

Exhibit Number	Description of Exhibit

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

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/	Patrick B. Huvane	By: /s/	Ian J. McAdams
Name:	Patrick B. Huvane	Name:	Ian J. McAdams
Title:	Interim Co-Chief Financial Officer	Title:	Interim Co-Chief Financial Officer

Date: August 10, 2023		Date: August 10, 2023