Form 10-Q
period 2023-09-30
Associated Capital Group, Inc.
filed 2023-11-14
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at November 1, 2023
Class A Common Stock, .001 par value	2,640,672
Class B Common Stock, .001 par value	18,950,571

As of November 1, 2023, 2,640,672 shares of class A common stock and 18,950,571 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 251,350 Phantom Restricted Stock Awards outstanding as of September 30, 2023.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of less than 3 months)	$381,253	$218,462
Investments in U.S. Treasury Bills with greater than 3 month maturities	2,961	186,001
Investments in equity securities (includes GAMCO stock with a fair value of $48.0 million and $36.7 million, respectively)	213,345	195,585
Investments in affiliated registered investment companies	125,292	126,210
Investments in partnerships	142,874	150,498
Receivable from brokers	16,295	12,072
Receivable from brokers (cash held for real estate purchase)	13,059	-
Investment advisory fees receivable	1,271	3,807
Receivable from affiliates	345	2,517
Income taxes receivable, including deferred tax assets, net	7,879	10,320
Goodwill	3,519	3,519
Other assets	18,364	18,699
Total assets	$926,457	$927,690

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$5,618	$7,784
Compensation payable	10,915	13,936
Securities sold, not yet purchased	5,090	2,874
Accrued expenses and other liabilities	1,965	2,707
Total liabilities	23,588	27,301

Redeemable noncontrolling interests	7,133	10,193

Commitments and contingencies (Note 10)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,629,254 shares issued; 2,672,378 and 3,027,541 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,950,571 and 18,962,754 outstanding, respectively	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	34,047	15,126
Treasury stock, at cost (3,969,223 and 3,601,877 shares, respectively)	(137,383)	(124,002)
Total Associated Capital Group, Inc. equity	895,736	890,196
Total liabilities and equity	$926,457	$927,690

As of September 30, 2023 and December 31, 2022, certain balances include amounts related to consolidated variable interest entities (“VIEs”) and voting interest entities (“VOEs”). See Note 4.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Investment advisory and incentive fees	$2,098	$2,472	$6,789	$7,409
Other revenues	102	90	258	281
Total revenues	2,200	2,562	7,047	7,690
Expenses
Compensation	4,078	3,591	11,437	10,531
Management fee	(12)	-	3,075	-
Other operating expenses	1,655	2,100	4,660	5,805
Total expenses	5,721	5,691	19,172	16,336
Operating loss	(3,521)	(3,129)	(12,125)	(8,646)
Other income/(expense)
Net gain/(loss) from investments	(2,173)	(19,314)	21,635	(72,727)
Interest and dividend income	6,336	2,797	17,497	5,533
Interest expense	(134)	(66)	(388)	(145)
Shareholder-designated contribution	(235)	(1,206)	(1,604)	(1,414)
Total other income/(expense), net	3,794	(17,789)	37,140	(68,753)
Income/(loss) before income taxes	273	(20,918)	25,015	(77,399)
Income tax expense/(benefit)	166	(4,914)	3,586	(17,798)
Income/(loss) before noncontrolling interests	107	(16,004)	21,429	(59,601)
Income attributable to noncontrolling interests	123	494	320	2,970
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(16)	$(16,498)	$21,109	$(62,571)

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.00	$(0.75)	$0.97	$(2.84)
Diluted	$0.00	$(0.75)	$0.97	$(2.84)

Weighted average shares outstanding (in thousands):
Basic	21,672	22,010	21,836	22,033
Diluted	21,672	22,010	21,836	22,033

Actual shares outstanding (in thousands)	21,623	22,004	21,623	22,004

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income/(loss) before noncontrolling interests	$107	$(16,004)	$21,429	$(59,601)
Less: Comprehensive income attributable to noncontrolling interests	123	494	320	2,970
Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$(16)	$(16,498)	$21,109	$(62,571)

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

(Dollars in thousands)

For the three months ended March 31, 2023, June 30, 2023 and September 30, 2023

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2022	$25	$15,126	$999,047	$(124,002)	$890,196	$10,193
Redemptions of noncontrolling interests	-	-	-	-	-	(3,228)
Net income	-	17,754	-	-	17,754	268
Purchases of treasury stock	-	-	-	(1,949)	(1,949)	-
Balance at March 31, 2023	$25	$32,880	$999,047	$(125,951)	$906,001	$7,233
Redemptions of noncontrolling interests	-	-	-	-	-	(76)
Net income/(loss)	-	3,371	-	-	3,371	(71)
Dividends declared ($0.10 per share)	-	(2,188)	-	-	(2,188)	-
Purchases of treasury stock	-	-	-	(7,617)	(7,617)	-
Balance at June 30, 2023	$25	$34,063	$999,047	$(133,568)	$899,567	$7,086
Redemptions of noncontrolling interests	-	-	-	-	-	(76)
Net income/(loss)	-	(16)	-	-	(16)	123
Purchases of treasury stock	-	-	-	(3,815)	(3,815)	-
Balance at September 30, 2023	$25	$34,047	$999,047	$(137,383)	$895,736	$7,133

See accompanying notes.

For the three months ended March 31, 2022, June 30, 2022 and September 30, 2022

	Associated Capital Group, Inc. shareholders
			Additional					Redeemable
	Common	Retained	Paid-in	Treasury		Noncontrolling	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Total	Interests	Equity	Interests
Balance at December 31, 2021	$25	$68,435	$990,069	$(121,427)	$937,102	$(1,756)	$935,346	$202,456
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(16,186)	-	-	(16,186)	197	(15,989)	2,484
Purchases of treasury stock	-	-	-	(293)	(293)	-	(293)	-
Accretion of redeemable noncontrolling interest	-	-	(584)	-	(584)	(292)	(876)	876
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(10)
Balance at March 31, 2022	$25	$52,249	$989,485	$(121,720)	$920,039	$(1,851)	$918,188	$205,320
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(486)
Net income/(loss)	-	(29,887)	-	-	(29,887)	83	(29,804)	(288)
Dividends declared ($0.10 per share)	-	(2,203)	-	-	(2,203)	-	(2,203)	-
Purchases of treasury stock	-	-	-	(1,317)	(1,317)	-	(1,317)	-
Accretion of redeemable noncontrolling interest	-	-	662	-	662	331	993	(993)
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	(226)
Balance at June 30, 2022	$25	$20,159	$990,147	$(123,037)	$887,294	$(1,437)	$885,857	$203,327
Redemptions of noncontrolling interests	-	-	-	-	-	-	-	(29,001)
Net income/(loss)	-	(16,498)	-	-	(16,498)	-	(16,498)	494
Purchases of treasury stock	-	-	-	(441)	(441)	-	(441)	-
Accretion of redeemable noncontrolling interest	-	-	8,900	-	8,900	4,305	13,205	(13,205)
Effect of deconsolidation	-	-	-	-	-	(2,868)	(2,868)	(152,100)
Other changes to redeemable noncontrolling interests	-	-	-	-	-	-	-	263
Balance at September 30, 2022	$25	$3,661	$999,047	$(123,478)	$879,255	$-	$879,255	$9,778

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net income/(loss)	$21,429	$(59,601)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net losses from partnerships	848	7,710
Depreciation and amortization	270	251
Deferred income taxes	(246)	(17,959)
Donated securities	1,107	517
Unrealized (gains)/losses on securities	(15,703)	73,569
Loss on deconsolidation of subsidiary	-	3,634
Realized gains on sales of securities	(4,108)	(11,684)
(Increase)/decrease in assets:
Investments in trading securities	184,788	(89,282)
Investments in partnerships:
Contributions to partnerships	(2,390)	(6,410)
Distributions from partnerships	9,166	5,143
Receivable from affiliates	2,172	4,893
Receivable from brokers	(1,877)	19,428
Investment advisory fees receivable	2,536	6,976
Income taxes receivable	2,644	(1,746)
Other assets	65	2,770
Increase/(decrease) in liabilities:
Payable to brokers	(2,166)	47,017
Income taxes payable	43	(2,040)
Compensation payable	(3,021)	(12,068)
Accrued expenses and other liabilities	(742)	(1,676)
Total adjustments	173,386	29,043
Net cash provided by/(used in) operating activities	194,815	(30,558)

Investing activities
Purchases of securities	(1,162)	(5,882)
Proceeds from sales of securities	2,245	620
Return of capital on securities	1,247	1,918
Deconsolidation of subsidiary cash	-	(1,471)
Proceeds from maturities of debt securities held to maturity	-	5,066
Net provided by investing activities	$2,330	$251

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Financing activities
Dividends paid	$(2,188)	$(2,203)
Purchases of treasury stock	(13,381)	(2,051)
Redemptions of redeemable noncontrolling interests	(3,380)	(1,196)
Net cash used in financing activities	(18,949)	(5,450)
Net increase in cash, cash equivalents and restricted cash	178,196	(35,757)
Cash, cash equivalents and restricted cash at beginning of period	221,269	328,594
Cash, cash equivalents and restricted cash at end of period	$399,465	$292,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$134	$145
Cash paid for taxes	$849	$3,947

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$381,253	$288,178
Cash held for real estate purchase included in receivable from brokers	13,059	-
Restricted cash included in receivable from brokers	5,153	4,659
Cash, cash equivalents and restricted cash	$399,465	$292,837

Non-cash activity:

- For 2022, the Company deconsolidated certain subsidiaries which resulted in a reduction of $176.9 million of assets, $7.4 million of liabilities and $165.0 million of Redeemable noncontrolling interests. The deconsolidated assets are almost entirely attributable to $175.4 million of Investments in marketable securities held in trust and $1.5 million of cash held by Consolidated PMV (as defined in Note 1), the latter of which is reflected as an Investing outflow. The deconsolidated liabilities are almost entirely attributable to $6.1 million Deferred underwriting fee payable, and $0.9 million of PMV warrant liability. As a result of deconsolidation, $9.9 million of Investments in securities and $1.0 million of Investment partnerships, which were previously eliminated in consolidation, were recognized in the condensed consolidated statement of financial condition as of September 30, 2022.

- For 2022, $29.0 million of redeemable noncontrolling interest holders tendered their shares in our consolidated VOE prior to September 30, 2022. The cash payment for this tender occurred in October 2022.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company held 2,397,974 shares as of September 30, 2023 and 2,407,000 shares as of  December 31, 2022.

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

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries. All intercompany transactions and balances have been eliminated. The details on the impact of consolidating certain partnership entities on the condensed consolidated financial statements can be seen in Note 4. Investment Partnerships and Other Entities.

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

The Company’s major revenue sources are as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment advisory and incentive fees
Asset-based advisory fees	$1,265	$1,269	$3,871	$3,882
Performance-based advisory fees	1	2	2	46
Sub-advisory fees	832	1,201	2,916	3,481
Sub-total	2,098	2,472	6,789	7,409

Other
Miscellaneous	102	90	258	281

Total	$2,200	$2,562	$7,047	$7,690

3.    Investments in Securities

Investments in securities at September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$2,961	$2,961	$184,636	$186,001
Equity Securities:
Common stocks	223,961	208,154	221,794	189,977
Mutual funds	566	1,055	539	906
Other investments	5,275	4,136	6,364	4,702
Total investments in equity securities	229,802	213,345	228,697	195,585
Total investments in securities	$232,763	$216,306	$413,333	$381,586

Securities sold, not yet purchased at September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Common stocks	$4,598	$4,796	$2,918	$2,509
Other investments	125	294	499	365
Total securities sold, not yet purchased	$4,723	$5,090	$3,417	$2,874

Investments in affiliated registered investment companies at September 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Equity securities:
Closed-end funds	$42,960	$54,558	$45,029	$56,772
Mutual funds	50,052	70,734	50,224	69,438
Total investments in affiliated registered investment companies	$93,012	$125,292	$95,253	$126,210

4.    Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). We also had investments in unaffiliated partnerships, offshore funds and other entities of $32.9 million and $35.8 million at September 30, 2023, and December 31, 2022, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. The Company had investments in Affiliated Entities totaling $109.9 million and $114.7 million at September 30, 2023 and December 31, 2022, respectively. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain/(loss) from investments on the condensed consolidated statements of income.

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

PMV Consumer Acquisition Corp.

Commencing in August 2022, as a result of management and organization restructuring negotiations at the Sponsor to extend the life of PMV, AC no longer controlled Consolidated PMV. As a result, Consolidated PMV was deconsolidated from the financial statements and a loss of $3.6 million was recognized and recorded in Net gain/(loss) from investments in the consolidated statements of income. The loss represented the difference between the carrying value and fair value of our remaining interest as of the transaction date. Prior to August 2022, AC consolidated the assets, liabilities and the results of operations of both PMV and Sponsor. AC invested $4.0 million, or approximately 62% of the $6.48 million total Sponsor partnership commitment. The Sponsor was managed primarily by AC executives. AC determined that the Sponsor was a variable interest entity (VIE) and that AC was the primary beneficiary and therefore consolidated the assets and liabilities and results of operations of the Sponsor. In addition, AC had determined that PMV was a VIE due to the lack of equity at risk and was consolidated by the Sponsor, who was deemed to be the primary beneficiary. Neither AC nor PMV had a right to the benefits from nor did it bear the risks associated with the marketable securities held in trust assets held by PMV.

The following table reflects the net impact of the consolidated investment partnerships and other entities (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	September 30, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$377,742	$3,511	$381,253
Investments in U.S. Treasury Bills	-	2,961	2,961
Investments in securities	148,132	65,213	213,345
Investments in affiliated registered investment companies	179,571	(54,279)	125,292
Investments in partnerships	161,180	(18,306)	142,874
Receivable from brokers(1)	22,309	7,045	29,354
Investment advisory fees receivable	1,281	(10)	1,271
Other assets(1)	27,086	3,021	30,107
Total assets	$917,301	$9,156	$926,457
Liabilities and equity
Securities sold, not yet purchased	$4,891	$199	$5,090
Payable to brokers and other liabilities(1)	16,674	1,824	18,498
Redeemable noncontrolling interests	-	7,133	7,133
Total equity	895,736	-	895,736
Total liabilities and equity	$917,301	$9,156	$926,457

	December 31, 2022
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$209,941	$8,521	$218,462
Investments in U.S. Treasury Bills	183,528	2,473	186,001
Investments in securities	129,942	65,643	195,585
Investments in affiliated registered investment companies	178,689	(52,479)	126,210
Investments in partnerships	168,286	(17,788)	150,498
Receivable from brokers(1)	4,002	8,070	12,072
Investment advisory fees receivable	3,814	(7)	3,807
Other assets(1)	35,045	10	35,055
Total assets	$913,247	$14,443	$927,690
Liabilities and equity
Securities sold, not yet purchased	$2,678	$196	$2,874
Payable to brokers and other liabilities(1)	20,373	4,054	24,427
Redeemable noncontrolling interests	-	10,193	10,193
Total equity	890,196	-	890,196
Total liabilities and equity	$913,247	$14,443	$927,690

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,310	$(110)	$2,200
Operating loss	(3,156)	(365)	(3,521)
Total other income/(loss), net	3,044	750	3,794
Income/(loss) before noncontrolling interests	(16)	123	107
Income attributable to noncontrolling interests, net of taxes	-	123	123
Net income/(loss)	$(16)	$-	$(16)

	Three Months Ended September 30, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,723	$(161)	$2,562
Operating loss	(2,359)	(770)	(3,129)
Total other income/(loss), net	(19,053)	1,264	(17,789)
Income/(loss) before noncontrolling interests	(16,498)	494	(16,004)
Income attributable to noncontrolling interests, net of taxes	-	494	494
Net income/(loss)	$(16,498)	$-	$(16,498)

	Nine Months Ended September 30, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$7,378	$(331)	$7,047
Operating loss	(10,998)	(1,127)	(12,125)
Total other income/(loss), net	38,670	(1,530)	37,140
Income/(loss) before noncontrolling interests	21,109	320	21,429
Income attributable to noncontrolling interests, net of taxes	-	320	320
Net income/(loss)	$21,109	$-	$21,109

	Nine Months Ended September 30, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$8,229	$(539)	$7,690
Operating loss	(6,462)	(2,184)	(8,646)
Total other income/(loss), net	(73,907)	5,154	(68,753)
Income/(loss) before noncontrolling interests	(62,571)	2,970	(59,601)
Income attributable to noncontrolling interests, net of taxes	-	2,970	2,970
Net income/(loss)	$(62,571)	$-	$(62,571)

Variable Interest Entity

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

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in the VIE (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$427	$500
Investments in securities	8,967	8,396
Receivable from brokers (1)	20	304
Accrued expenses and other liabilities (1)	(34)	(33)
Redeemable noncontrolling interests	(434)	(428)
AC Group's net interests in consolidated VIEs	$8,946	$8,739

(1) Represents the summation of multiple captions from the condensed consolidated statements of financial condition.

Voting Interest Entity

We have an investment partnership that is consolidated as a VOE for both 2023 and 2022 because AC has a controlling interest in the entity. This resulted in the consolidation of $72.4 million of assets, $2.2 million of liabilities, and $6.7 million of redeemable noncontrolling interests at September 30, 2023 and $75.6 million of assets, $4.4 million of liabilities, and $9.8 million of redeemable noncontrolling interests at December 31, 2022. AC’s net interest in the consolidated VOE at September 30, 2023 and December 31, 2022 was $63.5 million and $61.4 million, respectively. Approximately $3.2 million of redeemable noncontrolling interests tendered their shares in the entity in 2023.

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	September 30, 2023
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$378,004	$-	$-	$378,004
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	2,961	-	-	2,961
Common stocks	204,871	1,248	2,035	208,154
Mutual funds	1,055	-	-	1,055
Other	3,268	649	219	4,136
Total investments in securities	212,155	1,897	2,254	216,306
Investments in affiliated registered investment companies:
Closed-end funds	43,202	-	11,356	54,558
Mutual funds	70,734	-	-	70,734
Total investments in affiliated registered investment companies	113,936	-	11,356	125,292
Total investments held at fair value	326,091	1,897	13,610	341,598
Total assets at fair value	$704,095	$1,897	$13,610	$719,602
Liabilities
Common stocks	$4,796	$-	$-	$4,796
Other	58	236	-	294
Securities sold, not yet purchased	4,854	236	-	5,090
Total liabilities at fair value	$4,854	$236	$-	$5,090

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$216,313	$-	$-	$216,313
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	186,001	-	-	186,001
Common stocks	185,952	1,990	2,035	189,977
Mutual funds	906	-	-	906
Other	4,132	317	253	4,702
Total investments in securities	376,991	2,307	2,288	381,586
Investments in affiliated registered investment companies:
Closed-end funds	45,286	-	11,486	56,772
Mutual funds	69,438	-	-	69,438
Total investments in affiliated registered investment companies	114,724	-	11,486	126,210
Total investments held at fair value	491,715	2,307	13,774	507,796
Total assets at fair value	$708,028	$2,307	$13,774	$724,109
Liabilities
Common stocks	$2,509	$-	$-	$2,509
Other	132	233	-	365
Securities sold, not yet purchased	2,641	233	-	2,874
Total liabilities at fair value	$2,641	$233	$-	$2,874

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Assets:	Total	Total	Total	Total
Beginning balance	$14,491	$12,731	$13,774	$10,600
Total gains/(losses)	(1)	-	(34)	70
Purchases	-	1,500	1,000	3,900
Sales/return of capital	(880)	(414)	(1,130)	(753)
Ending balance	$13,610	$13,817	$13,610	$13,817
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$(1)	$-	$(34)	$70

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three and nine months ended September 30, 2023 and 2022, there were no transfers into or out of Level 3.

6.    Income Taxes

The effective tax rate (“ETR”) for the nine months ended September 30, 2023 and  September 30, 2022 was 14.3% and 23.0%, respectively. The ETR in the year to date period of 2023 differs from the U.S. corporate tax rate of 21% primarily due to (a) deferred tax benefits from a foreign investment, (b) state and local taxes (net of federal benefit), (c) the deductibility of officers' compensation and (d) the dividends received deduction. The ETR in the year to date period of 2022 differs from the standard corporate tax rate of 21% primarily due to (a) state and local taxes (net of federal benefit), (b) excluded income on certain consolidated entities, (c) the deferred tax asset valuation allowances related to the carryforward of charitable contributions and (d) the dividends received deduction. The decrease in the ETR for the nine months ended September 30, 2023 was primarily due to deferred tax benefits from a foreign investment.

At September 30, 2023, the Company had net deferred tax assets, before valuation allowance of approximately $8.2 million that were recorded within income taxes receivable in the condensed consolidated statements of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.3 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

As of and for the periods ended September 30, 2023 and December 31, 2022, the Company has not identified any uncertain tax positions.

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

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Income/(loss) before noncontrolling interests	$107	$(16,004)	$21,429	$(59,601)
Less: Income attributable to noncontrolling interests	123	494	320	2,970
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(16)	$(16,498)	$21,109	$(62,571)

Weighted average number of shares of Common Stock outstanding - basic	21,672	22,010	21,836	22,033
Weighted average number of shares of Common Stock outstanding - diluted	21,672	22,010	21,836	22,033

Basic and Diluted EPS	$0.00	$(0.75)	$0.97	$(2.84)

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

Stock Award and Incentive Plan

The Company’s Board of Directors periodically grants shares of Phantom Restricted Stock awards (“Phantom RSAs”). Under the terms of the grants, the Phantom RSAs vest 30% and 70% after three and five years, respectively. The Phantom RSAs will be settled by a cash payment, net of applicable withholding tax, on the vesting dates. In addition, an amount equivalent to the cumulative dividends declared on shares of the Company’s Class A Stock during the vesting period will be paid to participants on vesting.

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award and the current market value of the Company’s Class A Stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur. Based on the closing price of the Company’s Class A Stock on September 30, 2023 and December 31, 2022, the total Phantom RSA liability recorded in compensation payable in the condensed consolidated statements of financial condition was $3.7 million and $4.8 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three and nine-month periods ended  September 30, 2023 and 2022, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands, unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Stock-based compensation expense	$752	$452	$957	$769

Remaining expense to be recognized, if all vesting conditions are met(1)			5,607	4,408

Weighted average remaining contractual term (in years)			2.1	1.9

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSAs	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	210,910	$36.17
Granted	-	-
Forfeited	-	-
Vested	-	-
Balance at March 31, 2023	210,910	$36.17
Granted	97,000	39.61
Forfeited	-	-
Vested	-	-
Balance at June 30, 2023	307,910	$37.25
Granted	-	-
Forfeited	-	-
Vested	(56,560)	37.40
Balance at September 30, 2023	251,350	$37.22

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

The following table presents the Company's stock repurchase activity and remaining authorization:

For the period ended September 30, 2023:	Number of shares purchased	Average price per share
Remaining repurchase authorization December 31, 2022	609,352
Share repurchases under stock repurchase program (1)	(52,307)	$37.27
Remaining repurchase authorization March 31, 2023	557,045
Share repurchases under stock repurchase program (1)	(211,870)	$35.95
Remaining repurchase authorization June 30, 2023	345,175
Share repurchases under stock repurchase program (1)	(103,169)	$36.98
Remaining repurchase authorization September 30, 2023	242,006
For the period ended September 30, 2022:
Remaining repurchase authorization December 31, 2021	677,144
Share repurchases under stock repurchase program (1)	(7,536)	$38.84
Remaining repurchase authorization March 31, 2022	669,608
Share repurchases under stock repurchase program (1)	(35,292)	$37.32
Remaining repurchase authorization June 30, 2022	634,316
Share repurchases under stock repurchase program (1)	(11,752)	$37.52
Remaining repurchase authorization September 30, 2022	622,564

(1) Repurchases totaled $3.8 million and $0.4 million for the three-month periods ended September 30, 2023 and 2022, respectively. Repurchases totaled $13.4 million and $2.1 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

Dividends

There were no dividends declared during the three-month periods ended September 30, 2023 and 2022. During the nine-month periods ended September 30, 2023 and 2022, the Company declared dividends of $0.10 per share to Class A and Class B shareholders.

9.    Goodwill

At September 30, 2023, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the nine months ended September 30, 2023 and 2022, and as such there was no impairment analysis performed or charge recorded.

10.    Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management is not aware of any probable or reasonably possible losses at September 30, 2023.

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

11.    Subsequent Events

From October 1, 2023 to November 13, 2023, the Company repurchased 36,986 shares at $34.82 per share.

On November 8, 2023, the Board of Directors declared a semi-annual dividend of $0.10 per share, which is payable on December 14, 2023 to Class A and Class B shareholders of record on December 1, 2023.

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

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended September 30, 2023 and 2022:

($000s except per share data or as noted)

	Third Quarter
	2023	2022
AUM - end of period (in millions)	$1,588	$1,752
AUM - average (in millions)	1,580	1,807
Net income/(loss) per share-diluted	$0.00	$(0.75)
Book value per share at September 30	$41.43	$39.96

Condensed Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. In light of the ongoing dynamics created by rising interest rates, high inflation, geo-political conflict, COVID-19 and the related impact on the global supply chain and banks, oil, travel and leisure, we could experience higher volatility in the short term returns of our funds.

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

Condensed Consolidated Statements of Financial Condition

We ended the third quarter of 2023 with approximately $860.6 million in cash and investments, net of securities sold, not yet purchased of $5.1 million. This includes $381.3 million of cash and cash equivalents; $3.0 million of short-term U.S. Treasury obligations; $208.3 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $48.0 million; and $268.2 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $54.6 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $895.7 million or $41.43 per share as of September 30, 2023, compared to $890.2 million or $40.48 per share as of December 31, 2022. Shareholders’ equity per share is calculated by dividing the total Associated Capital Group, Inc. equity by the number of common shares outstanding. The increase in equity from the end of 2022 was largely attributable to income for the year to date period.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Investment advisory and incentive fees	$2,098	$2,472	$6,789	$7,409
Other revenues	102	90	258	281
Total revenues	2,200	2,562	7,047	7,690
Expenses
Compensation	4,078	3,591	11,437	10,531
Management fee	(12)	-	3,075	-
Other operating expenses	1,655	2,100	4,660	5,805
Total expenses	5,721	5,691	19,172	16,336
Operating loss	(3,521)	(3,129)	(12,125)	(8,646)
Other income/(expense)
Net gain/(loss) from investments	(2,173)	(19,314)	21,635	(72,727)
Interest and dividend income	6,336	2,797	17,497	5,533
Interest expense	(134)	(66)	(388)	(145)
Shareholder-designated contribution	(235)	(1,206)	(1,604)	(1,414)
Total other income/(expense), net	3,794	(17,789)	37,140	(68,753)
Income/(loss) before income taxes	273	(20,918)	25,015	(77,399)
Income tax expense/(benefit)	166	(4,914)	3,586	(17,798)
Income/(loss) before noncontrolling interests	107	(16,004)	21,429	(59,601)
Income attributable to noncontrolling interests	123	494	320	2,970
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$(16)	$(16,498)	$21,109	$(62,571)

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.00	$(0.75)	$0.97	$(2.84)
Diluted	$0.00	$(0.75)	$0.97	$(2.84)

Weighted average shares outstanding (thousands):
Basic	21,672	22,010	21,836	22,033
Diluted	21,672	22,010	21,836	22,033

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Overview

Our operating loss for the quarter was $3.5 million compared to $3.1 million for the comparable quarter of 2022. The increase in operating loss was driven primarily by stock based compensation expense in the 2023 period resulting from the new issuance of awards in Q2 2023. Other income was $3.8 million in the 2023 quarter compared to a loss of $17.8 million in the prior year’s quarter primarily due to mark-to-market changes in our holdings of securities portfolio, brought on by market appreciation in the current period versus market volatility that negatively impacted the third quarter 2022. The Company recorded income tax expense in the current quarter of $0.2 million compared to a benefit of $4.9 million in the prior year’s quarter. Consequently, our current quarter net loss was $16 thousand, or $0.00 per diluted share, compared to net loss of $16.5 million, or $(0.75) per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues were $2.2 million for the quarter ended September 30, 2023, compared to $2.6 million in the third quarter of 2022.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $2.1 million for the 2023 period, compared to $2.5 million in the 2022 period. Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. There were no material unrecognized incentive fees for the quarter ended September 30, 2023 and 2022, respectively.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $4.1 million and $3.6 million for the three month periods ended September 30, 2023 and 2022, respectively. Fixed compensation, which includes salaries and benefits and stock based compensation, increased to $3.3 million for the 2023 period from $2.7 million in the prior year period primarily driven by higher stock-based compensation expense. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For the third quarter of 2023, these variable payouts were $0.8 million compared to $0.9 million in the third quarter of 2022.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. No management fee expense was recorded for the three-month periods ended September 30, 2023 and 2022, respectively, due to losses in the quarter.

Other operating expenses were $1.7 million during the three months ended September 30, 2023 compared to $2.1 million in the prior year's quarter.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment losses were $2.2 million in the 2023 quarter versus losses of $19.3 million in the comparable 2022 quarter, the difference driven by market volatility that negatively impacted Q3 2022 brought on by rising interest rates, geo-political factors and accelerating inflation.

Interest and dividend income increased to $6.3 million in the 2023 quarter from $2.8 million in the 2022 quarter primarily driven by increased interest income as a result of higher interest rates in 2023.

Shareholder-designated contributions in the 2023 quarter decreased to $0.2 million, driven by timing of contributions.

Income taxes

Our income tax expense was $0.2 million for the quarter compared to a benefit of $4.9 million in the comparable period of 2022. The effective rate for the three months ended September 30, 2023 and September 30, 2022 was 60.8% and 23.5%, respectively. The difference in effective rate period over period is primarily driven by deferred taxes from a foreign investment which increased the current quarter's effective tax rate.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Overview

Our operating loss for the year to date period was $12.1 million compared to $8.6 million for the comparable period of 2022. The increase in operating loss was driven primarily by management fee expense of $3.1 million in the 2023 period. There was no management fee expense in the 2022 period due to pre-tax losses. Other income was $37.1 million in the 2023 period compared to a loss of $68.8 million in the prior year period primarily due to mark-to-market changes in our holdings of our securities portfolio, brought on by market appreciation in the current period compared to market volatility that negatively impacted the first nine months of 2022. The Company recorded income tax expense in the current year to date period of $3.6 million compared to a benefit of $17.8 million in the prior period. Consequently, our year to date net income was $21.1 million for 2023, or $0.97 per diluted share, compared to net loss of $62.6 million, or $(2.84) per diluted share, in the prior year’s comparable period.

Revenues

Total revenues were $7.0 million for the nine-months ended September 30, 2023, compared to $7.7 million for the nine-months ended September 30, 2022.

We earn advisory fees based on the average level of AUM in our products. Advisory and incentive fees were $6.8 million for the 2023 period, compared to $7.4 million for the 2022 period.

Expenses

Compensation, which include variable compensation, salaries, bonuses and benefits, was $11.4 million and $10.5 million for the nine month periods ended September 30, 2023 and 2022, respectively. Fixed compensation, which includes salaries and benefits and stock based compensation, increased to $8.8 million for the 2023 period from $7.8 million in the prior year period. The remainder of the compensation expense represents variable compensation that fluctuates with management fee and incentive allocation revenues and gains on investment portfolios. Variable payouts as a percent of revenues are impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For the 2023 period, these variable payouts were $2.6 million compared to $2.7 million in the comparable 2022 period.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of the aggregate pre-tax profits which is payable to Mario J. Gabelli pursuant to his employment agreement. Management fee expense of $3.1 million was recorded for the nine-month period ended September 30, 2023. No management fee expense was recorded for the nine-month period ended September 30, 2022 due to the pre-tax loss.

Other operating expenses were $4.7 million during the nine months ended September 30, 2023 compared to $5.8 million in the prior year period.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $21.6 million in the 2023 period versus losses of $72.7 million in the comparable 2022 period, the increase driven by market appreciation in the current period compared to market volatility that negatively impacted the first nine months of 2022 brought on by rising interest rates, geo-political factors and accelerating inflation.

Interest and dividend income increased to $17.5 million in the 2023 period from $5.5 million in the 2022 period primarily driven by increased interest income as a result of higher interest rates in 2023.

Shareholder-designated contributions in the 2023 period increased to $1.6 million compared to $1.4 million in the 2022 period, driven by timing of contributions.

Income taxes

Our income tax expense was $3.6 million for the period compared to a benefit of $17.8 million in the comparable period of 2022. The effective rate for the nine months ended September 30, 2023 and 2022 was 14.3% and 23.0%, respectively. The difference in effective rate period over period is primarily driven by deferred tax benefits from a foreign investment which reduced the current period's effective tax rate.

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

Assets under management were $1.6 billion as of September 30, 2023. The changes from December 31, 2022 and September 30, 2022 were primarily attributable to investor outflows and market decline.

Assets Under Management (in millions)

				% Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2023	2022	2022	2022	2022
Merger Arbitrage(a)	$1,322	$1,588	$1,518	(16.8)	(12.9)
Long/Short Value	233	222	203	5.0	14.8
Other	33	32	31	3.1	6.5
Total AUM	$1,588	$1,842	$1,752	(13.8)	(9.4)

(a) Includes $613, $856 and $775 of sub-advisory AUM related to GAMCO International SICAV - GAMCO Merger Arbitrage, and $148, $206 and $74 of 100% U.S. Treasury Fund managed by GAMCO at September 30, 2023, December 31, 2022 and September 30, 2022, respectively.

Fund flows for the three months ended September 30, 2023 (in millions):

	June 30, 2023	Market Appreciation/ (Depreciation)	Foreign Currency(1)	Net Inflows/ (Outflows)	September 30, 2023
Merger Arbitrage	$1,286	$35	$(22)	$23	$1,322
Long/Short Value	230	(2)	-	5	233
Other	33	-	-	-	33
Total AUM	$1,549	$33	$(22)	$28	$1,588

(1) Reflects the impact of currency fluctuations of non-US dollar classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management increased on a net basis by $39 million for the quarter ended September 30, 2023 due to net investor inflows of $28 million, and market appreciation of $33 million, partially offset by the impact of currency fluctuations of non-US dollar denominated classes of investment funds of $22 million.

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

Summary cash flow data is as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$194,815	$(30,558)
Investing activities	2,330	251
Financing activities	(18,949)	(5,450)
Net (decrease)/increase in cash, cash equivalents and restricted cash	178,196	(35,757)
Cash, cash equivalents and restricted cash at beginning of period	221,269	328,594
Cash, cash equivalents and restricted cash at end of period	$399,465	$292,837

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At September 30, 2023, we had cash and cash equivalents of $381.3 million, investments in U.S. Treasury Bills of $3.0 million and $208.3 million of investments net of securities sold, not yet purchased of $5.1 million. Included in cash and cash equivalents are $3.5 million as of September 30, 2023 which were held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $194.8 million for the nine months ended September 30, 2023 due to $191.6 million of net decreases of securities and net distributions from investment partnerships and our net income of $21.4 million, partially offset by $17.8 million of adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes and $0.4 million of net receivables/payables. Net cash provided by investing activities was $2.3 million primarily due to return of capital on securities of $1.2 million and proceeds from sales of securities of $2.2 million, partially offset by purchases of securities of $1.2 million. Net cash used in financing activities was $18.9 million resulting primarily from stock buyback payments of $13.4 million, redemptions of redeemable noncontrolling interests of $3.4 million and dividends paid of $2.2 million.

Net cash used in operating activities was $30.6 million for the nine months ended September 30, 2022 due to $90.5 million of net decreases of securities and net distributions from investment partnerships and our net loss of $59.6 million, partially offset by $56.0 million of adjustments for noncash items, primarily losses on investment securities and partnership investments and deferred taxes and $63.6 million of net receivables/payables. Net cash provided by investing activities was $0.3 million due to proceeds from maturities of debt securities held to maturity of $5.1 million, return of capital on securities of $1.9 million and proceeds from sales of securities of $0.6 million, partially offset by purchases of securities of $5.9 million and the impact of deconsolidation of our subsidiary of $1.4 million. Net cash used in financing activities was $5.5 million resulting from dividends paid of $2.2 million, stock buyback payments of $2.1 million and redemptions of redeemable noncontrolling interests of $1.2 million.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s condensed consolidated financial condition, operations, or cash flows at September 30, 2023. See also Note 10, Guarantees, Contingencies and Commitments, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
07/01/23 - 07/31/23	37,257	$36.74	37,257	307,918
08/01/23 - 08/31/23	34,295	37.17	34,295	273,623
09/01/23 - 09/30/23	31,617	37.06	31,617	242,006
Totals	103,169	$36.98	103,169

ITEM 6:                     (a) Exhibits

Exhibit Number	Description of Exhibit

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

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By: /s/	Ian J. McAdams
Name:	Ian J. McAdams
Title:	Chief Financial Officer

Date: November 13, 2023