Form 10-K
period 2023-12-31
Associated Capital Group, Inc.
filed 2024-03-21
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $105.0 million.

As of March 6, 2024, 2,542,605 shares of class A common stock and 18,950,571 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chair, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 233,695 Phantom Restricted Stock Awards outstanding as of December 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Associated Capital Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

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

PART 1:         OVERVIEW

Giving Back to Society

We are committed to allow our shareholders to choose the recipients of our charitable contributions. Based on the program created by Warren Buffett at Berkshire Hathaway, our corporate charitable giving is unique in that the recipients of AC's charitable contributions are chosen directly by our shareholders, rather than by (y)our corporate entity.

On August 9, 2023, the Board of Directors approved a $0.20 per share shareholder designated charitable contribution (“SDCC”) for registered shareholders. This was an increase from last year's $0.15 per share contribution. In the first quarter of 2024, we completed the distribution of approximately $4.0 million to various organizations selected by our shareholders for our 2023 program. Since our 2015 spin off as a public company, the shareholders of AC have donated approximately $38 million, including the most recent SDCC, to over 190 501(c)(3) organizations that address a broad range of local, national and international concerns.

ITEM 1:	BUSINESS

(Y)our Business

We are a Delaware corporation, incorporated in 2015, that provides alternative investment management services and operates a direct investment business to invest and control businesses that fit our criteria over time. Additionally, we derive income from proprietary investments.

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

We manage assets on a discretionary basis and invest in a variety of U.S. and foreign securities mainly in the developed global markets. We primarily employ absolute return strategies with the objective of generating positive returns. We serve a wide variety of investors globally, including private wealth management clients, corporations, corporate pension and profit-sharing plans, foundations and endowments.

In merger arbitrage, the goal is to earn absolute positive returns. We introduced our first limited partnership, Gabelli Arbitrage (renamed Gabelli Associates Fund), in February 1985. Our typical investment process begins when a deal is announced, buying shares of the target at a discount to the stated deal terms, earning the spread until the deal closes, and reinvesting the proceeds in new deals in a similar manner. By owning a diversified portfolio of transactions, we mitigate the adverse impact of single deal-specific risks. Since inception, we have compounded net annual returns of 7.1% with 37 of 39 positive years, net, overall. As a result, a $10 million investment by a tax free vehicle in this fund at its inception would be worth more than $140 million as of December 31, 2023. In addition, the value of the investment would have exhibited significantly less volatility than that of broad equity indices.

As the business and investor base expanded, we launched an offshore version in 1989. Building on our strengths in global event-driven value investing, several investment vehicles have been added to balance investors’ geographic, strategic and sector-specific needs. Today, we manage investments in multiple categories, including merger arbitrage, event-driven value and other strategies.

The Company is reviewing the launch of new products, including private equity, direct investment and other funds, which leverage and complement our core strengths in fundamental investing.

Assets Under Management

As of December 31, 2023, we managed approximately $1.59 billion in assets vs. $1.84 billion at December 31, 2022. The following table sets forth total AUM, including investment funds and separately managed accounts, for the dates shown:

	December 31,
($ in millions)	2023	2022	2021	2020	2019	2018	2017	2016	2015
Merger Arbitrage	$1,312	$1,588	$1,542	$1,126	$1,525	$1,342	$1,384	$1,076	$869
Long/Short Value(a)	244	222	195	180	132	118	91	133	145
Other(b)	35	32	44	45	59	60	66	63	66
Total AUM	$1,591	$1,842	$1,781	$1,351	$1,716	$1,520	$1,541	$1,272	$1,080

Composition of AUM (% of Total AUM):
Domestic Clients	32%	27%	27%	33%	39%	43%	42%	55%	65%
International Clients	68%	73%	73%	67%	61%	57%	58%	45%	35%

(a)	Assets under management represent the assets invested in this strategy that are attributable to Associated Capital Group, Inc.
(b)	Includes investment vehicles focused on private equity, merchant banking, non-investment grade credit and capital structure arbitrage.

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

Our direct investing efforts are organized to invest in growth capital, leveraged buyouts and restructurings, with an emphasis on small and mid-sized companies. Our investment sourcing is across a variety of channels, including direct owners, private equity funds, classic agents, and corporate carve outs (which are positioned for accelerated growth, as businesses seek to enhance shareholder value through financial engineering). The Company’s direct investing vehicles allow us to acquire companies and create long-term value with no pre-determined exit timetable.

We have a proprietary portfolio of cash and investments which we expect to invest primarily in funds that we manage, provide seed capital for new products, expand our geographic presence, develop new markets and pursue strategic acquisitions and alliances.

Business Strategy

Our business strategy targets global growth through leveraging our proven asset management strengths, including the long-term performance record of our alternative investment funds, diverse product offerings and experienced investment, research and client relationship professionals. In order to achieve performance and growth in AUM and profitability, we are pursuing a strategy which includes the following key elements:

Continuing an Active Fundamental Investment Approach

Since 1985, our results demonstrate our core competence in absolute return, event driven investing through varying market cycles to earn rates of return independent of the broad markets’ direction. Our proprietary “Private Market Value (PMV) with a CatalystTM” investing approach remains the principal investment philosophy guiding our global research efforts and forms the backbone of our M&A investment activities. The PMV methodology is based on investing principles first articulated by Graham & Dodd, and further refined by our Executive Chair, Mario J. Gabelli. Our M&A portfolios provide access to Gabelli’s deep history of investing in mergers and is a natural extension of our long standing research-driven investment process oriented toward undervalued assets based on our PMV methodology. The investment team takes an active approach to merger investing, analyzing the various qualitative and quantitative aspects of the transaction from announcement to deal completion, coupled with our fundamental understanding of business valuations, building and monitoring transactions in the portfolio over the deal timeline.

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

Intellectual Property

Service marks and brand name recognition are important to our business. We have rights to the service marks under which our products are offered. We have rights to use the “Gabelli” name, and the “GAMCO” brand, pursuant to a non-exclusive, royalty-free license agreement we have entered into with GAMCO (the “Service Mark and Name License Agreement”). We can use these names with respect to our funds, collective investment vehicles, Investment Partnerships and other investment products pursuant to the Service Mark and Name License Agreement. The Service Mark and Name License Agreement has a perpetual term, subject to termination only in the event we are not in compliance with its quality control provisions. Pursuant to a 1999 agreement, Mario J. Gabelli assigned his rights, title and interests in and to the “Gabelli” name for use in connection with investment management services and institutional research services to GAMCO. In addition, the funds managed by Mario J. Gabelli outside GAMCO and AC entered into a license agreement with GAMCO permitting them to continue limited use of the “Gabelli” name under specified circumstances.

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

Laws and Other Issues Relating to Taking Significant Equity Stakes in Companies

Investments by AC, its affiliates, and those made on behalf of their respective advisory clients and Investment Partnerships often represent a significant equity ownership position in an issuer’s equity. This may be due to the fact that AC is deemed to be a member of a “group” that includes GAMCO, an entity under common control with AC, and, therefore, may be deemed to beneficially own the securities owned by other members of the group under applicable securities regulations. As of December 31, 2023, by virtue of being a member of the group, AC was deemed to hold five percent or more beneficial ownership with respect to approximately 64 equity securities. This activity raises frequent regulatory, legal and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ stockholder rights plans or “poison pills”, various federal and state regulatory limitations, including (i) state gaming laws and regulations, (ii) federal communications laws and regulations, (iii) federal and state public utility laws and regulations, (iv) federal proxy rules governing stockholder communications, and (v) federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

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

Regulatory Matters Generally

The investment management industry is likely to continue to face a high level of regulatory scrutiny and to become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest. In addition, the SEC has substantially increased its use of focused inquiries which request information from investment advisors regarding particular practices or provisions of the securities laws. We may be subject to these inquiries in the normal course of our business. Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material adverse impact. Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed, or the insurance that we maintain to protect ourselves in case of client losses, will protect us from all potential liabilities.

Employees

On March 6, 2024, we had a full-time staff of 25 teammates, of whom 8 served in the portfolio management, research and trading areas, 8 served in the marketing and shareholder servicing areas and 9 served in the finance, legal, operations and administrative areas. We also avail ourselves of services provided by GAMCO, in accordance with a transitional services agreement that was entered into with GAMCO as part of AC’s spin-off from GAMCO on November 30, 2015, and also have access to their global team of research analysts and industry conferences hosted by Gabelli Funds.

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

ITEM 1A:	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information.

Our cybersecurity risk management program is aligned with the Company’s business strategy.  It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk.  Key elements of our cybersecurity risk management program include:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
●	a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	training and risk awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for service providers, suppliers, and vendors.

In the last three years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial.

The operations of the Company are dependent on technology information and communications systems.  A failure of any such system, or a security breach or cyberattack related thereto, could significantly disrupt the Company’s operations.  The service providers of the Company are also subject to cybersecurity threats.  If the Company and/or any service provider of the Company fails to adopt, implement or adhere to adequate cybersecurity measures, or in the event of a breach of any network, information relating to the Company or the Company’s operations, as well as personal information relating to the Company’s clients, may be lost, damaged or corrupted, or improperly accessed, used or disclosed.

Any system failure, security breach or cyberattack on the Company and/or any service provider of the Company could cause the Company to suffer financial loss, disruption to its business, including its trading capabilities and its ability to transfer payments, increased operating costs, liability to third parties, regulatory intervention and reputational damage, among other things, any one or all of which could have a material adverse effect on the Company.

Cybersecurity Governance

Our Board of Directors is responsible for overseeing cybersecurity threats, among other things. Our Chief Technology Officer, who reports to our Chief Executive Officer and President, provides our senior management and our Board of Directors periodic reports on our cybersecurity risks and any material cybersecurity incidents.

Our cybersecurity risk management team, in conjunction with various information technology, internal audit, legal and compliance personnel, has primary responsibility for our overall cybersecurity risk management program.

Our team of cybersecurity professionals, led by our Chief Technology Officer, who has over 20 years of experience in the cybersecurity space and advanced training in the field of cybersecurity and technology, has primary responsibility for our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our information technology team also monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2:	PROPERTIES

Our offices are owned by a wholly-owned subsidiary of AC and are located at 191 Mason Street, Greenwich, CT 06830. A portion of the space is leased to affiliates. AC received $133.8 thousand and $116.4 thousand from affiliates (primarily GAMCO) pursuant to lease agreements for this property for 2023 and 2022, respectively. These amounts are included in other revenues in the consolidated statements of income.

AC acquired 3 St. James Place, London, UK on March 3, 2020, which was fully leased to GAMCO commencing 2021. For the years ended December 31, 2023 and 2022, the Company received $227.1 thousand and $309.8 thousand, respectively, under the lease agreement. These amounts are included in other revenues in the consolidated statements of income.

During 2023 and 2022, AC paid $74.0 thousand and $72.1 thousand, respectively, to GAMCO pursuant to a sublease based on the percentage of square footage occupied by several AC teammates (including pro rata allocation of common space). These amounts are included in other operating expenses in the consolidated statements of income.

ITEM 3:	LEGAL PROCEEDINGS

From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. Management is not aware of any probable or reasonably possible losses at December 31, 2023. See also Note 12, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Stock, Dividends and Stock Repurchase Program

Shares of our Class A common stock are traded on the New York Stock Exchange ("NYSE") under the symbol AC.

As of March 6, 2024, there were 114 and 18 holders of record of the Company’s Class A and Class B common stock, respectively. These figures do not include beneficial holders of Class A shares held in “street” name at various brokerage firms.

In December 2015, the Board of Directors established a stock repurchase program authorizing the Company to repurchase up to 500,000 shares. On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares. On August 3, 2017 and May 8, 2018, the Board of Directors authorized the repurchase of an additional 1 million and 500,000 shares, respectively. Our stock repurchase program is not subject to an expiration date. Shares may be purchased from time to time in the future, however share repurchase amounts and prices may vary after considering a variety of factors, including the Company's financial position, earnings, other alternative uses of cash, macroeconomic issues, and market conditions.

The following table provides information for our repurchase of our Class A common stock during the quarter ended December 31, 2023:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/23 - 10/31/23	31,201	$34.95	31,201	210,805
11/01/23 - 11/30/23	25,477	33.84	25,477	185,328
12/01/23 - 12/31/23	28,664	34.60	28,664	156,664	(1)
Totals	85,342	$34.50	85,342

(1): On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares.

We have adopted the 2015 Stock Award and Incentive Plan (the “Equity Compensation Plan”). A maximum of 2.0 million shares of Class A Stock have been reserved for issuance as approved by the Company’s stockholders at the annual meeting of stockholders held on May 3, 2016. The Company withdrew the registration statement covering the issuance of those shares as of December 29, 2017.

The number of shares remaining available for future issuance under equity compensation plans is 1.1 million.

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

Financial Highlights

Financial Performance

The following is a summary of the Company’s financial performance for the quarters and years ended December 31, 2023 and 2022:

	Fourth Quarter		Full Year
	2023	2022	2023	2022
AUM - end of period (in millions)	$1,591	$1,842	$1,591	$1,842
AUM - average (in millions)	1,581	1,811	1,659	1,817
Net income/(loss) per share-diluted	$0.76	$0.62	$1.72	$(2.22)
Book value per share at December 31	$42.11	$40.48	$42.11	$40.48

Financial Condition Overview

The Company consolidates certain investment partnerships for which it has a controlling financial interest. The following table reflects the net impact of the consolidated investment partnerships (“Consolidated Entities”) on the consolidated statements of financial condition (in thousands):

	December 31, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$299,508	$17,979	$317,487
Investments	573,735	(18,272)	555,463
Other	63,184	7,663	70,847
Total assets	$936,427	$7,370	$943,797
Liabilities, redeemable noncontrolling interests and equity
Total liabilities	$29,452	$1,267	$30,719
Redeemable noncontrolling interests	-	6,103	6,103
Total equity	906,975	-	906,975
Total liabilities, redeemable noncontrolling interests and equity	$936,427	$7,370	$943,797

	December 31, 2022
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$209,941	$8,521	$218,462
Investments	660,445	(2,151)	658,294
Other	42,861	8,073	50,934
Total assets	$913,247	$14,443	$927,690
Liabilities, redeemable noncontrolling interests and equity
Total liabilities	$23,051	$4,250	$27,301
Redeemable noncontrolling interests	-	10,193	10,193
Total equity	890,196	-	890,196
Total liabilities, redeemable noncontrolling interests and equity	$913,247	$14,443	$927,690

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. In light of the ongoing dynamics created by the conflict in the Middle East and the Russian invasion of Ukraine and their impact on the global economy and markets, we could experience higher volatility in short-term returns of our funds.

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

Management fee expense is incentive-based equal to 10% of income before management fee and income taxes and excludes the impact of consolidating entities and is paid to the Executive Chair or his designees for his services pursuant to an employment agreement.

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

Net income attributable to noncontrolling interests represents the share of net income attributable to third-party limited partners of certain investment partnerships we consolidate. Please refer to Notes 1 and 5 in our consolidated financial statements included elsewhere in this report.

Consolidated Statements of Financial Condition

We ended 2023 with approximately $867.1 million in cash and investments, net of securities sold, not yet purchased of $5.9 million. This includes $317.5 million of cash and cash equivalents; $89.2 million of short-term U.S. Treasury obligations; $190.7 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $45.6 million; and $269.7 million invested in affiliated and third-party funds and partnerships, including investments in closed end funds managed by affiliates (primarily GAMCO) which have a value of $53.0 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total equity attributable to shareholders of the Company was $907.0 million or $42.11 per share as of December 31, 2023, compared to $890.2 million or $40.48 per share as of the prior year-end. Shareholders’ equity per share is calculated by dividing the total Associated Capital Group, Inc. equity by the number of common shares outstanding.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	December 31,	December 31,
	2023	2022	% Change
Merger Arbitrage (a)	$1,312	$1,588	(17.4)
Long/Short Value	244	222	9.9
Other	35	32	9.4
Total AUM (b)	$1,591	$1,842	(13.6)

(a) Includes $621 and $856 of sub-advisory AUM related to GAMCO International SICAV - GAMCO Merger Arbitrage, $69 and $70 of sub-advisory AUM related to Gabelli Merger Plus+ Trust Plc and $240 and $206 of 100% U.S. Treasury Fund managed by GAMCO at December 31, 2023 and 2022, respectively.

(b) Includes $236 million and $239 million of proprietary capital, respectively.

Changes in our AUM during 2023 were as follows (dollars in millions):

	December 31,			Investment	Foreign	December 31,
	2022	Inflows	Outflows	Return	Currency(1)	2023
Merger Arbitrage	$1,588	$373	$(703)	$48	$6	$1,312
Long/Short Value	222	5	-	17	-	244
Other	32	1	(1)	3	-	35
Total AUM	$1,842	$379	$(704)	$68	$6	$1,591

(1) Reflects the impact of currency fluctuations in non-US dollar denominated classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management decreased on a net basis by $251 million for the year ended December 31, 2023 due to net investor outflows of $325 million, offset partially by market appreciation of $68 million and the impact of currency fluctuations of $6 million from non-US dollar classes of investment funds. In the merger arbitrage strategy, most of the outflows ($265 million) were tied to GAMCO Merger Arbitrage UCITS (a Luxembourg entity organized as an Undertaking for Collective Investment in Transferrable Securities). These outflows were generally from reallocations to other asset classes as a merger arbitrage fund’s nominal expected return is partly a function of the risk free rate, which increased from less than 1% at the end of 2021 to over 4% by the end of 2022 and was sustained at or above 5% for the entirety of 2023.

Operating Results for the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

Revenues

Total revenues were $12.7 million for the year ended December 31, 2023, $2.5 million lower than total revenues of $15.2 million for the year ended December 31, 2022. Total revenues by type were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%

Investment advisory and incentive fees	$12,324	$14,801	(2,477)	(16.7)
Other revenues	359	427	(68)	(15.9)
Total revenues	$12,683	$15,228	(2,545)	(16.7)

Investment advisory and incentive fees: We earn advisory fees based on our AUM. Investment advisory fees are directly influenced by the amount of average AUM and the fee rates applicable to various accounts.

Advisory and incentive fees were $12.3 million for 2023 compared to $14.8 million for 2022, a decrease of $2.5 million. This decrease is the result of lower performance-based incentive fees and lower average AUM in 2023.

Incentive fees are directly related to the gains generated for our clients’ accounts. We earn a percentage, usually 20%, of such gains. Incentive fees were $3.5 million in 2023, down $1.6 million from $5.1 million in 2022.

Other revenues: Other revenues were $0.4 million in 2023 and $0.4 million in 2022.

Expenses

Compensation: Compensation, which includes variable compensation, salaries, bonuses and benefits, was $17.2 million for the year ended December 31, 2023, a decrease of $1.7 million from $18.9 million for the year ended December 31, 2022. Fixed compensation expense, which includes salaries, stock-based compensation, bonuses and benefits, decreased to $10.9 million in 2023 from $11.5 million in 2022. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs. For 2023, these variable payouts (based on the investment performance of the products with incentive fees) were $6.3 million, a decrease of $1.1 million from $7.4 million in 2022 driven by lower revenues.

Management fees: Management fee expense is incentive-based and entirely variable compensation equal to 10% of income before management fee and income taxes and excludes the impact of consolidating entities, and is paid to the Executive Chair or his designees pursuant to his employment agreement with AC. In 2023 AC recorded management fee expense of $5.4 million compared to no management fee expense in 2022 due to pre-tax losses.

Other operating expenses: Our other operating expenses were $6.9 million in 2023 compared to $7.6 million in 2022.

Investment and other non-operating income/(expense), net

Net gain/(loss) from investments: Net gain/(loss) from investments is directly related to the performance of our proprietary portfolio. For the year ended December 31, 2023, net gains from investments were $43.0 million compared to losses of $56.5 million in 2022, reflecting partial recovery from 2022's volatility. In 2022, market volatility brought on by rising interest rates, geo-political factors, and accelerating inflation impacted AC's investments, other than investments in merger arbitrage funds, on a mark-to-market basis.

Interest and dividend income: Interest and dividend income increased to $25.3 million in 2023 from $10.7 million in 2022, primarily due to higher interest income as a result of higher nominal interest rates in 2023.

Income Taxes

In 2023, we recorded income tax expense of $9.1 million resulting in an effective tax rate (“ETR”) of 19.5%. In 2022, we recorded an income tax benefit of $14.9 million resulting in an ETR of 24.7%. The decrease in rate from 2022 is primarily driven by deferred tax benefits from a foreign investment which reduced the 2023 rate.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $0.3 million in 2023 compared to $3.4 million in 2022. The decrease was driven primarily by the deconsolidation of The PMV Entities (as defined in Note 1) in Q3 2022 and the Gabelli Merger Plus+ Trust tender offers in Q3 2022 and Q1 2023, which resulted in redemptions of redeemable noncontrolling interests.

Net Income/(Loss)

Net income for the year ended December 31, 2023 was $37.5 million compared to net loss of $48.9 million for the prior year. The change was primarily driven by market uncertainty in 2022, as described in Net gain/(loss) from investments. Also contributing was higher interest income in 2023 reflecting higher nominal interest rates in 2023.

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

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash flows provided by/(used in):
Operating activities	$145,075	$(70,552)
Investing activities	5,752	402
Financing activities	(25,039)	(37,175)
Net increase/(decrease) in cash, cash equivalents and restricted cash	125,788	(107,325)
Cash, cash equivalents and restricted cash at beginning of period	221,269	328,594
Cash, cash equivalents and restricted cash at end of period	$347,057	$221,269

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At December 31, 2023, we had cash and cash equivalents of $317.5 million, investments in U.S. Treasury Bills of $89.2 million and $190.7 million of investments, net of securities sold, not yet purchased of $5.9 million. Included in cash and cash equivalents is $18.0 million as of December 31, 2023 which is held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $145.1 million in 2023. Operating cash flows in 2023 are driven by $125.9 million of net decreases in securities primarily the result of rolling investments into less than 90-day treasury bills, our net income of $37.7 million, $13.0 million of net distributions from investment partnerships and $7.8 million change in net receivables/payables. These increases were partially offset by $39.3 million of adjustments for noncash items, primarily unrealized gains on investment securities, partnership investments and deferred taxes.

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

Net cash provided by investing activities was $5.8 million in 2023 due to proceeds from sales of securities of $6.0 million and return of capital on securities of $1.3 million, partially offset by purchases of securities of $1.5 million.

Net cash provided by investing activities was $0.4 million in 2022 due to proceeds from maturities of debt securities held to maturity of $5.1 million, proceeds from sales of securities of $2.9 million, return of capital on securities of $2.3 million, partially offset by purchases of securities of $8.5 million and the impact of deconsolidation of our subsidiary of $1.4 million.

Net cash used in financing activities was $25.0 million in 2023 resulting from stock buyback payments of $16.3 million, redemptions of redeemable noncontrolling interests of $4.4 million and dividends paid of $4.3 million.

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

Management determines the appropriate classification of securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. The Company's investments in debt securities are classified as trading securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Associated Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Associated Capital Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

March 21, 2024

We have served as the Company’s auditor since 2015.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues
Investment advisory and incentive fees	$12,324	$14,801
Other revenues	359	427
Total revenues	12,683	15,228
Expenses
Compensation	17,246	18,883
Management fee	5,446	-
Other operating expenses	6,938	7,607
Total expenses	29,630	26,490
Operating loss	(16,947)	(11,262)
Other income/(expense)
Net gain/(loss) from investments	43,033	(56,513)
Interest and dividend income	25,258	10,653
Interest expense	(462)	(216)
Shareholder-designated contribution	(4,017)	(3,127)
Total other income/(expense), net	63,812	(49,203)
Income/(loss) before income taxes	46,865	(60,465)
Income tax expense/(benefit)	9,137	(14,943)
Income/(loss) before noncontrolling interests	37,728	(45,522)
Income attributable to noncontrolling interests	277	3,385
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$37,451	$(48,907)

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$1.72	$(2.22)
Diluted	$1.72	$(2.22)

Weighted average shares outstanding:
Basic	21,771	22,024
Diluted	21,771	22,024

Actual shares outstanding	21,538	21,990

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2023	2022

Net income/(loss) before noncontrolling interests	$37,728	$(45,522)
Less: Comprehensive income attributable to noncontrolling interests	277	3,385
Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$37,451	$(48,907)

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	December 31,	December 31,
ASSETS	2023	2022
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of 3 months or less)	$317,487	$218,462
Investments in U.S. Treasury Bills with maturities greater than 3 months	89,155	186,001
Investments in equity securities (includes GAMCO stock with a value of $45.6 million and $36.7 million, respectively)	196,583	195,585
Investments in affiliated registered investment companies	126,751	126,210
Investments in partnerships	142,974	150,498
Receivable from brokers	16,005	12,072
Receivable from brokers (cash held for real estate purchase)	14,263	-
Investment advisory fees receivable	4,711	3,807
Receivable from affiliates	876	2,517
Income taxes receivable, including deferred tax assets, net	8,474	10,320
Goodwill	3,519	3,519
Other assets	22,999	18,699
Total assets	$943,797	$927,690

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$4,459	$7,784
Compensation payable	15,169	13,936
Securities sold, not yet purchased	5,918	2,874
Accrued expenses and other liabilities	5,173	2,707
Total liabilities	30,719	27,301

Redeemable noncontrolling interests	6,103	10,193

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,641,601 and 6,629,254 shares issued; 2,587,036 and 3,027,541 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,950,571 and 18,962,754 outstanding, respectively	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	48,231	15,126
Treasury stock, at cost (4,054,565 and 3,601,877 shares, respectively)	(140,328)	(124,002)
Total equity	906,975	890,196
Total liabilities, redeemable noncontrolling interests and equity	$943,797	$927,690

As of December 31, 2023 and 2022, certain balances include amounts related to a consolidated variable interest entity (“VIE”) and voting interest entity ("VOE"), see Note 5.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands)

For the year ended December 31, 2023

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2022	$25	$15,126	$999,047	$(124,002)	$890,196	$10,193
Redemptions of noncontrolling interests	-	-	-	-	-	(3,228)
Net income/(loss)	-	17,754	-	-	17,754	268
Purchases of treasury stock	-	-	-	(1,949)	(1,949)	-
Balance at March 31, 2023	$25	$32,880	$999,047	$(125,951)	$906,001	$7,233
Redemptions of noncontrolling interests	-	-	-	-	-	(76)
Net income/(loss)	-	3,371	-	-	3,371	(71)
Dividends declared ($0.10 per share)	-	(2,188)	-	-	(2,188)	-
Purchases of treasury stock	-	-	-	(7,617)	(7,617)	-
Balance at June 30, 2023	$25	$34,063	$999,047	$(133,568)	$899,567	$7,086
Redemptions of noncontrolling interests	-	-	-	-	-	(76)
Net income/(loss)	-	(16)	-	-	(16)	123
Purchases of treasury stock	-	-	-	(3,815)	(3,815)	-
Balance at September 30, 2023	$25	$34,047	$999,047	$(137,383)	$895,736	$7,133
Redemptions of noncontrolling interests	-	-	-	-	-	(987)
Net income/(loss)	-	16,342	-	-	16,342	(43)
Dividends declared ($0.10 per share)	-	(2,158)	-	-	(2,158)	-
Purchases of treasury stock	-	-	-	(2,945)	(2,945)	-
Balance at December 31, 2023	$25	$48,231	$999,047	$(140,328)	$906,975	$6,103

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands)

For the year ended December 31, 2022

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

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net income/(loss)	$37,728	$(45,522)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains)/losses from partnerships	(5,502)	1,895
Depreciation and amortization	360	341
Deferred income taxes	(914)	(14,211)
Donated securities	1,158	711
Unrealized (gains)/losses on securities	(30,494)	64,078
Loss on deconsolidation of subsidiary	-	3,634
Realized gains on sales of securities	(3,964)	(12,846)
(Increase)/decrease in assets:
Investments in trading securities	125,899	(92,484)
Investments in partnerships:
Contributions to partnerships	(3,590)	(7,510)
Distributions from partnerships	16,616	10,643
Receivable from affiliates	1,641	2,511
Receivable from brokers	8,567	23,667
Investment advisory fees receivable	(904)	4,462
Income taxes receivable	2,760	(2,644)
Other assets	(4,660)	2,609
Increase/(decrease) in liabilities:
Payable to brokers	(3,325)	(1,555)
Income taxes payable	-	(2,040)
Compensation payable	1,233	(5,794)
Accrued expenses and other liabilities	2,466	(497)
Total adjustments	107,347	(25,030)
Net cash provided by/(used in) operating activities	145,075	(70,552)

Investing activities
Purchases of securities	(1,486)	(8,462)
Proceeds from sales of securities	5,975	2,940
Return of capital on securities	1,263	2,329
Deconsolidation of subsidiary cash	-	(1,471)
Proceeds from maturities of debt securities held to maturity	-	5,066
Net cash provided by investing activities	$5,752	$402

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	Year Ended December 31,
	2023	2022
Financing activities
Dividends paid	$(4,346)	$(4,402)
Purchases of treasury stock	(16,326)	(2,575)
Redemptions of redeemable noncontrolling interests	(4,367)	(30,198)
Net cash used in financing activities	(25,039)	(37,175)
Net increase/(decrease) in cash, cash equivalents and restricted cash	125,788	(107,325)
Cash, cash equivalents and restricted cash at beginning of period	221,269	328,594
Cash, cash equivalents and restricted cash at end of period	$347,057	$221,269

Supplemental disclosures of cash flow information:
Cash paid for interest	$462	$216
Cash paid for taxes	$7,200	$4,024

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$317,487	$218,462
Cash held for real estate purchase included in receivable from brokers	14,263	-
Restricted cash included in receivable from brokers	7,866	2,807
Cash included in receivable from brokers	7,441	-
Cash, cash equivalents and restricted cash	$347,057	$221,269

Non-cash activity:

-

For 2022, the Company deconsolidated certain subsidiaries which resulted in a reduction of $176.9 million of assets, $7.4 million of liabilities and $165.0 million of Redeemable noncontrolling interests. The deconsolidated assets are almost entirely attributable to $175.4 million of Investments in marketable securities held in trust and $1.5 million of cash held by The PMV Entities (as defined in Note 1), the latter of which is reflected as an Investing outflow. The deconsolidated liabilities are almost entirely attributable to $6.1 million Deferred underwriting fee payable, and $0.9 million of PMV warrant liability. As a result of deconsolidation, $9.9 million of Investments in securities and $1.0 million of Investments in partnerships, which were previously eliminated in consolidation, were recognized in the consolidated statement of financial condition (see Note 5).

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

PMV Consumer Acquisition Corp.

PMV Consumer Acquisition Corp. (“PMV”, or “PMV SPAC”), a special purpose acquisition corporation, and its sponsor, PMV Consumer Acquisition Holding Company, LLC ("Sponsor", collectively "The PMV Entities") were previously consolidated in the financial statements of AC because AC had a controlling financial interest in these entities through AC's 100% ownership of the manager of the Sponsor. Commencing in August 2022, as a result of management and organizational restructuring negotiations at the Sponsor to extend the life of PMV, AC no longer controlled the manager of the Sponsor and thus no longer controlled The PMV Entities. As a result, The PMV Entities were deconsolidated from the financial statements in August 2022, see Note 5 for further discussion.

AC Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GAMI”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company held 2,386,295 and 2,407,000 shares as of December 31, 2023 and 2022, respectively.

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

Cash Equivalents

Cash equivalents primarily consist of an affiliated money market mutual fund which is highly liquid. U.S. Treasury Bills with maturities of three months or less at the time of purchase are also considered cash equivalents.

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

Management determines the appropriate classification of debt securities at the time of purchase. Government debt securities with maturities of greater than three months at the time of purchase are considered investments in debt securities. The Company's investments in debt securities are classified as trading securities.

Investments in securities are reflected in U.S. Treasury Bills, investments in equity securities and investments in affiliated registered investment companies on the consolidated statements of financial condition.

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

Cash equivalents—Cash equivalents primarily consist of short-term Treasury Bills with maturities of three months or less at the time of purchase and an affiliated money market mutual fund, which is invested solely in U.S. Treasury securities and is highly liquid. Other cash equivalents are valued using unadjusted quoted market prices. Accordingly, cash equivalents are categorized in Level 1 of the fair value hierarchy.

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

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts related to purchases and sales of securities, restricted cash held on deposit, cash held at broker in anticipation of a real estate purchase and cash amounts held in anticipation of investment.

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

The Company accounts for its investments in partnerships and affiliates under the equity method. Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded in net gain/(loss) from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when payable, and withdrawals and distributions are recorded as reductions of the investments when receivable. Prepaid capital contributions and distributions receivable are included in other assets in the consolidated statements of financial condition. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

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

a)

Asset-based advisory fees – The Company receives a management fee, payable monthly in advance based on value of the net assets of the client. It is generally set at a rate of 1%-1.5% per annum. Asset-based management fee revenue is recognized as the services are performed over the period.

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

c)

Sub-advisory fees – Pursuant to agreements with other investment advisors, the Company receives a percentage of advisory fees received by such advisors from certain of their investment fund clients. These fees may be either asset- or performance-based. In addition, they may be subject to reduction by certain expenses as set forth in the respective agreements. Sub-advisory fee revenue which is asset-based is recognized ratably as the services are performed over the relevant contractual performance period. Sub-advisory fee revenue which is performance-based is recognized only when it becomes fixed and not subject to adjustment. Amounts receivable are included in receivable from affiliates in the consolidated statements of financial condition.

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

Fixed Assets and Depreciation

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives of four to thirty-nine years and are included in other assets on the consolidated statements of financial condition.

Fixed assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Buildings	$17,748	$17,748
Equipment	217	207
Total	17,965	17,955
Less: accumulated depreciation	(1,462)	(1,102)
Net book value	$16,503	$16,853

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

The compensation expense and related payroll taxes and benefits of certain employees that provide services to both AC and affiliates are allocated based upon the relative time each employee devotes to each affiliate. These allocated compensation expenses are included in compensation on the consolidated statements of income.

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

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the sum of the fair value assigned to assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually on November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill as of November 30, 2023 and 2022, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required. As such, no impairment was recorded during 2023 or 2022.

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

Redeemable Noncontrolling Interests

Noncontrolling interests in Investment Partnerships or other entities that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of the consolidated statements of financial condition between liabilities and equity and are measured at their redemption values at the end of each period.

For the years ended December 31, 2023 and 2022, net income attributable to noncontrolling interests on the consolidated statements of income represents the share of net income/(loss) attributable to third-party investors in consolidated entities based on relative ownership.

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

Recent Accounting Developments

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements. The new standard will require enhanced disclosures about a public company's significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period, including for companies with a single reportable segment. The standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Previously U.S. GAAP required an “incurred loss” methodology that delayed recognition until it was probable a loss had been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The Statement of Income will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this guidance for smaller reporting companies for three years. This guidance was effective for the Company on January 1, 2023. We adopted this standard on January 1, 2023 and the adoption of this standard did not have a material impact on our financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, to simplify the process used to test for impairment of goodwill. Under the new standard, an impairment loss must be recognized in an amount equal to the excess of the carrying amount of a reporting unit over its fair value, limited to the total amount of goodwill allocated to that reporting unit. As a smaller reporting company pursuant to ASU 2019-10, the ASU was effective for the Company on January 1, 2023. We adopted this standard on January 1, 2023 and the adoption of this standard did not have a material impact on our financial condition or results of operations.

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

Total revenues by type were as follows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Investment advisory and incentive fees
Asset-based advisory fees	$5,120	$5,178
Performance-based advisory fees	3,462	2,544
Sub-advisory fees	3,742	7,079
Sub-total	12,324	14,801

Other
Miscellaneous	359	427

Total	$12,683	$15,228

4. Investments in Securities

Investments in securities at December 31, 2023 and 2022, consisted of the following (in thousands):

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$88,300	$89,155	$184,636	$186,001
Equity Securities:
Common stocks	198,269	191,346	221,794	189,977
Mutual funds	566	1,186	539	906
Other investments	5,166	4,051	6,364	4,702
Total investments in equity securities	204,001	196,583	228,697	195,585
Total investments in securities	$292,301	$285,738	$413,333	$381,586

During the year ended December 31, 2022, the Company received proceeds of $5.1 million from the exercise of a put option on its investment in 2-Year Puttable and Callable Subordinated Notes due 2023 issued as part of a 2021 special dividend from on GAMCO's Class A Common Stock and Class B Common Stock. The exercise of the put option was determined to occur at the instrument's maturity date and no gain or loss was recognized.

Securities sold, not yet purchased at  December 31, 2023 and 2022, consisted of the following (in thousands):

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value

Common stocks	$5,227	$5,035	$2,918	$2,509
Other investments	631	883	499	365
Total securities sold, not yet purchased	$5,858	$5,918	$3,417	$2,874

Investments in affiliated registered investment companies at December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value

Closed-end funds	$39,680	$53,048	$45,029	$56,772
Mutual funds	50,136	73,703	50,224	69,438
Total investments in affiliated registered investment companies	$89,816	$126,751	$95,253	$126,210

5. Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). The Company had investments in Affiliated Entities totaling $107.4 million and $114.7 million at December 31, 2023 and 2022, respectively. We also had investments in unaffiliated partnerships, offshore funds and other entities of $35.6 and $35.8 million at December 31, 2023 and 2022, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

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

PMV Consumer Acquisition Corp.

Commencing in August 2022, as a result of management and organizational restructuring negotiations at the Sponsor to extend the life of PMV, AC no longer controlled the manager of the Sponsor and thus no longer controlled The PMV Entities. As a result, The PMV Entities were deconsolidated from the financial statements and a loss of $3.6 million was recognized and recorded in Net gain/(loss) from investments in the consolidated statements of income. The loss represents the difference between the carrying value and fair value of our remaining interest as of the transaction date.

We accounted for our remaining interest in PMV (comprising 1 million shares of Class A common stock and 500,000 public warrants) at fair value. The initial fair value of these investments was $9.9 million based on the respective closing prices of both instruments on the transaction date. Our investments in Class A common stock and public warrants were recorded in Investments in equity securities in the condensed consolidated statements of financial condition and related earnings or loss from subsequent changes in fair value recognized in Net gain/(loss) from investments in the consolidated statements of income. On December 27, 2022, our 1 million shares of Class A common stock were redeemed in full at $10.10 per share. We have continuing involvement with PMV through our ownership of the 500,000 public warrants.

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

Prior to August 2022, AC consolidated the assets, liabilities and the results of operations of both PMV and Sponsor because AC had a controlling financial interest in these entities through AC's 100% ownership of the manager of the Sponsor. AC determined that the Sponsor was a variable interest entity (VIE) and that AC was the primary beneficiary and therefore consolidated the assets and liabilities and results of operations of the Sponsor. In addition, AC determined that PMV was a VIE due to the lack of equity at risk and therefore was consolidated by the Sponsor, who was deemed to be the primary beneficiary. Neither AC nor PMV had a right to the benefits from nor did it bear the risks associated with the marketable securities held in trust assets held by PMV.

Consolidated Entities

The following table reflects the net impact of the consolidated investment partnerships (“Consolidated Entities”) on the consolidated statements of financial condition (in thousands):

	December 31, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$299,508	$17,979	$317,487
Investments in U.S. Treasury Bills	79,714	9,441	89,155
Investments in equity securities	149,154	47,429	196,583
Investments in affiliated registered investment companies	181,641	(54,890)	126,751
Investments in partnerships	163,226	(20,252)	142,974
Receivable from brokers(1)	25,026	5,242	30,268
Investment advisory fees receivable	4,714	(3)	4,711
Other assets(1)	33,444	2,424	35,868
Total assets	$936,427	$7,370	$943,797
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$5,639	$279	$5,918
Payable to brokers and other liabilities(1)	23,813	988	24,801
Redeemable noncontrolling interests	-	6,103	6,103
Total equity	906,975	-	906,975
Total liabilities, redeemable noncontrolling interests and equity	$936,427	$7,370	$943,797

	December 31, 2022
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$209,941	$8,521	$218,462
Investments in U.S. Treasury Bills	183,528	2,473	186,001
Investments in equity securities	129,942	65,643	195,585
Investments in affiliated registered investment companies	178,689	(52,479)	126,210
Investments in partnerships	168,286	(17,788)	150,498
Receivable from brokers	4,002	8,070	12,072
Investment advisory fees receivable	3,814	(7)	3,807
Other assets(1)	35,045	10	35,055
Total assets	$913,247	$14,443	$927,690
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$2,678	$196	$2,874
Payable to brokers and other liabilities(1)	20,373	4,054	24,427
Redeemable noncontrolling interests	-	10,193	10,193
Total equity	890,196	-	890,196
Total liabilities, redeemable noncontrolling interests and equity	$913,247	$14,443	$927,690

(1) Represents the summation of multiple captions from the consolidated statements of financial condition.

The following table reflects the net impact of the Consolidated Entities on the consolidated statements of income (in thousands):

	Year Ended December 31, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$13,125	$(442)	$12,683
Total expenses	28,566	1,064	29,630
Operating loss	(15,441)	(1,506)	(16,947)
Total other income/(expense), net	64,452	(640)	63,812
Income before income taxes	49,011	(2,146)	46,865
Income tax expense	11,560	(2,423)	9,137
Income/(loss) before noncontrolling interests	37,451	277	37,728
Income attributable to noncontrolling interests, net of taxes	-	277	277
Net income/(loss)	$37,451	$-	$37,451

	Year Ended December 31, 2022
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$15,884	$(656)	$15,228
Total expenses	24,538	1,952	26,490
Operating loss	(8,654)	(2,608)	(11,262)
Total other income/(expense), net	(55,196)	5,993	(49,203)
Income before income taxes	(63,850)	3,385	(60,465)
Income tax expense	(14,943)	-	(14,943)
Income/(loss) before noncontrolling interests	(48,907)	3,385	(45,522)
Income attributable to noncontrolling interests, net of taxes	-	3,385	3,385
Net income/(loss)	$(48,907)	$-	$(48,907)

Variable Interest Entity

With respect to the consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of the consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to the VIE that is consolidated and included on the consolidated statements of financial condition as well as the Company’s net interest in the VIE (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$302	$500
Investments in equity securities	9,695	8,396
Receivable from brokers	166	304
Accrued expenses and other liabilities(1)	(46)	(33)
Redeemable noncontrolling interests	(451)	(428)
AC Group's net interests in consolidated VIEs	$9,666	$8,739

(1) Represents the summation of multiple captions from the consolidated statements of financial condition.

Voting Interest Entity

We have an investment partnership that is consolidated as a VOE for both 2023 and 2022 because AC has a controlling interest in the entity. This resulted in the consolidation of $72.4 million of assets, $1.4 million of liabilities, and $5.6 million of redeemable noncontrolling interests for 2023 and $75.6 million of assets, $4.4 million of liabilities, and $9.8 million of redeemable noncontrolling interests for 2022. AC’s net interest in the consolidated VOE for 2023 and 2022 was $65.4 million and $61.4 million, respectively. Approximately $3.2 million and $29.0 million of redeemable noncontrolling interest holders tendered their shares in the entity in 2023 and 2022, respectively.

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. These equity method investments are not consolidated but on an aggregate basis exceed 10% of the Company’s consolidated total assets or income.

6. Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$315,017	$-	$-	$315,017
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	89,155	-	-	89,155
Common stocks	187,963	1,348	2,035	191,346
Mutual funds	1,186	-	-	1,186
Other	3,347	485	219	4,051
Total investments in securities	281,651	1,833	2,254	285,738
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	44,692	-	-	44,692
Preferred securities issued by Closed-end funds (a)	-	-	8,356	8,356
Mutual funds	73,703	-	-	73,703
Total investments in affiliated registered investment companies	118,395	-	8,356	126,751
Total investments held at fair value	400,046	1,833	10,610	412,489
Total assets at fair value	$715,063	$1,833	$10,610	$727,506
Liabilities
Common stocks	$5,035	$-	$-	$5,035
Other	579	304	-	883
Securities sold, not yet purchased	5,614	304	-	5,918
Total liabilities at fair value	$5,614	$304	$-	$5,918

(a) These securities represent privately issued, puttable and callable preferred securities issued by affiliated closed-end funds.

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$216,313	$-	$-	$216,313
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	186,001	-	-	186,001
Common stocks	185,952	1,990	2,035	189,977
Mutual funds	906	-	-	906
Other	4,132	317	253	4,702
Total investments in securities	376,991	2,307	2,288	381,586
Investments in affiliated registered investment companies:
Closed-end funds	45,286	-	11,486	56,772
Mutual funds	69,438	-	-	69,438
Total investments in affiliated registered investment companies	114,724	-	11,486	126,210
Total investments held at fair value	491,715	2,307	13,774	507,796
Total assets at fair value	$708,028	$2,307	$13,774	$724,109
Liabilities
Common stocks	$2,509	$-	$-	$2,509
Other	132	233	-	365
Securities sold, not yet purchased	2,641	233	-	2,874
Total liabilities at fair value	$2,641	$233	$-	$2,874

The following table presents additional information about assets and liabilities by major category measured at fair value on a recurring basis as of the dates specified (in thousands) and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Assets:	Total	Total
Beginning balance	$13,774	$10,600
Total gains/(losses)	(34)	27
Purchases	1,000	5,900
Sales/return of capital	(4,130)	(2,753)
Ending balance	$10,610	$13,774
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$(34)	$27

Total realized and unrealized gains and losses for level 3 assets are reported in net gain/(loss) from investments in the consolidated statements of income.

During the years ended December 31, 2023 and 2022, the Company transferred no investments from Level 1 to Level 3 or from Level 3 to Level 1.

7. Income Taxes

The provision for income taxes for the years ended December 31, 2023 and 2022, consisted of the following (in thousands):

	2023	2022
Federal:
Current	$9,528	$(348)
Deferred	1,566	(13,237)
State and local:
Current	471	(463)
Deferred	(57)	(925)
Foreign:
Current	52	41
Deferred	(2,423)	(11)
Total	$9,137	$(14,943)

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2023 and 2022, is set forth below:

	2023	2022
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	0.8	1.7
Dividends received deduction	(0.9)	0.6
Deferred tax asset valuation allowance	-	(1.0)
Foreign investments	(6.2)	-
Foreign tax rate differential	2.1	-
Foreign-derived intangible income	0.1	0.9
Noncontrolling interests	1.6	0.6
Nondeductible compensation	2.1	(0.1)
Other	(1.1)	1.0
Effective income tax rate	19.5%	24.7%

Significant components of our deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows (in thousands):

	2023	2022
Deferred tax assets:
Stock-based compensation expense	$794	$1,073
Deferred compensation	409	542
Investments in securities and partnerships	5,085	4,660
Shareholder-designated contribution carryover	1,842	1,902
Federal & State net operating loss carryforward	951	11
Other	64	45
	9,145	8,233
Deferred tax liabilities:
Other liabilities	(227)	(221)
	(227)	(221)
Gross deferred tax assets/(liabilities)	8,918	8,012
Valuation allowance	(350)	(336)
Net deferred tax assets/(liabilities)	$8,568	$7,676

The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $350 and $336 as of December 31, 2023 and 2022, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

The Company records penalties and interest related to tax uncertainties in income taxes. These amounts are included in accrued expenses and other liabilities on the consolidated statements of financial condition. As of and for the periods ended December 31, 2023 and 2022, the Company had not established a liability for uncertain tax positions as no such positions existed.

The Company remains subject to income tax examination by the IRS for the years 2020 through 2022 and state examinations for years after 2017.

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

The computations of basic and diluted net income/(loss) per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022
Income/(loss) before noncontrolling interests	$37,728	$(45,522)
Less: Income attributable to noncontrolling interests	277	3,385
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$37,451	$(48,907)

Weighted average number of shares of Common Stock outstanding - basic	21,771	22,024
Weighted average number of shares of Common Stock outstanding - diluted	21,771	22,024

Basic and Diluted EPS	$1.72	$(2.22)

9. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP, Inc., a private company controlled by the Executive Chair, indirectly owns a majority of our Class B stock, representing approximately 96% of the combined voting power and 86% of the outstanding shares of our common stock at December 31, 2023.

Investments in Securities

At December 31, 2023 and 2022, the value of the Company’s investment in GAMCO common stock was $45.6 million and $36.7 million, respectively. As of December 31, 2023 and 2022, AC and its subsidiaries own approximately 2.4 million of GAMCO Class A stock. The Company recorded investment income of $0.4 million and $0.5 million in 2023 and 2022, respectively, from GAMCO, which is included in interest and dividend income on the consolidated statements of income. For the year, GAMCO's stock price increased 25.4% to $19.11 per share, resulting in a $9.3 million net realized and unrealized gain for the Company versus a net realized and unrealized loss of $23.5 million in 2022.

At December 31, 2023 and 2022, the Company invested $298.6 million and $209.3 million, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the consolidated statements of financial condition. The Company earned $17.0 million and $0.4 million from the investment in this fund for the years ended December 31, 2023 and 2022, respectively.

Investments in equity mutual funds advised by our affiliates (primarily Gabelli Funds, an investment advisor under common control with the Company), totaled $126.8 million and $126.2 million at December 31, 2023 and 2022, respectively, and are included in investments in affiliated registered investment companies on the consolidated statements of financial condition. Included in other income/(expense) in the consolidated statements of income are gains of $8.9 million and $10.2 million of losses from investments and dividends related to these funds for the years ending December 31, 2023 and 2022, respectively.

Investments in Partnerships

The Company serves as an investment advisor and/or general partner for certain affiliated investment partnerships and receives management fees and performance-based incentive fees for providing such services. Investment advisory and incentive fees relating to such services were $8.6 million and $7.7 million for the years ending December 31, 2023 and 2022 respectively, and are included in investment advisory and incentive fees on the consolidated statements of income. Included in Investment advisory fees receivable in the consolidated statements of financial condition are the investment advisory and incentive fees that were accrued but not yet paid by December 31, 2023 and 2022, respectively. We had an aggregate investment in these affiliated Investment Partnerships of approximately $107.4 million and $114.7 million at December 31, 2023 and 2022, respectively.

Investment Advisory Services

The Company serves as sub-advisor to GAMCO International SICAV – GAMCO Merger Arbitrage, an investment company incorporated under the laws of Luxembourg (the “SICAV”).

Pursuant to a funds transfer agreement between GCIA, a wholly owned subsidiary of the Company, and Gabelli Funds, Gabelli Funds pays GCIA 90% of the net revenues received by Gabelli Funds related to certain services provided to the SICAV. For this purpose, net revenues are defined as gross advisory fees less expenses related to payouts and expenses of the SICAV paid by Gabelli Funds. GCIA received $3.7 million and $7.1 million during 2023 and 2022, respectively, under this sub-advisory agreement. These payments are included in investment advisory and incentive fees on the consolidated statements of income. In addition, GAMCO makes certain payments to employees of the Company primarily related to the marketing of the SICAV. Effective December 2023, the funds transfer agreement was amended whereby GCIA or its designee receives 100% of the net revenues received by Gabelli Funds related to certain services provided to the SICAV. For the purpose of the amended agreement, net revenues is defined as gross advisory fees less administrative expenses payable to Gabelli Funds based on average AUM of the SICAV. Payouts and marketing expenses of the SICAV, which were previously the responsibility of Gabelli Funds, are payable by GCIA or its designee beginning in January 2024.

Gabelli Merger Plus+ Trust Plc. (“GMP+”) is an investment company based in the United Kingdom. Our affiliate, Gabelli Funds, is the investment manager (the “AIFM”) and the Company functions as the sub-advisor. Gabelli Funds receives the management fee of 85 basis points (0.85%) on the net assets of the fund and pays 65 basis points for portfolio management and other services to the Company. Because the Company has a 92% controlling ownership interest as of December 31, 2023 (87% as of December 2022), it consolidates GMP+. The Company’s receipt of management and/or incentive fees for services provided to GMP+ are eliminated in the consolidation of the entity.

Compensation

In accordance with an employment agreement, the Company pays the Executive Chair, or his designated assignees, a management fee equal to 10% of the Company’s income before management fee and income taxes and excludes the impact of consolidating entities. In 2023, the Company recorded management fee expense of $5.4 million. In 2022, there was no management fee expense due to pre-tax losses. This fee is recorded as management fee on the consolidated statements of income.

Affiliated Receivables/Payables

At December 31, 2023 and 2022, the receivable from affiliates consisted primarily of sub-advisory fees due from Gabelli Funds.

There were no material payables to affiliates at December 31, 2023 and 2022.

Leases

Our offices are owned by a wholly owned subsidiary of AC and are located at 191 Mason Street, Greenwich, CT 06830. A portion of the space is leased to affiliates. AC received $133.8 thousand and $116.4 thousand from affiliates (primarily GAMCO) pursuant to lease agreements for this property for 2023 and 2022, respectively. These amounts are included in other revenues on the consolidated statements of income.

AC acquired a building at 3 St. James Place, London, UK on March 3, 2020 which was fully leased to GAMCO commencing 2021. For the years ending  December 31, 2023 and 2022, the Company received $227.1 thousand and $309.8 thousand, respectively, under the lease agreement. These amounts are included in other revenues on the consolidated statements of income.

In June 2016, AC entered into a sublease agreement with GAMCO which is subject to annual renewal. Pursuant to the sublease, AC and its subsidiaries pay a monthly fixed lease amount based on the percentage of square footage occupied by its employees (including pro rata allocation of common space). For the years ended December 31, 2023 and 2022, the Company paid $74.0 thousand and $72.1 thousand under the sublease agreement. These amounts are included in other operating expenses on the consolidated statements of income.

Other

AC and GAMCO entered into a transitional administrative and management services agreement in connection with the spin-off of AC from GAMCO on November 30, 2015. The agreement calls for GAMCO to provide to AC certain administrative services, including but not limited to: human resources, compliance, legal, payroll, information technology, and operations. The agreement is terminable by either party on 30 days’ prior written notice to the other party. All services provided under the agreement by GAMCO to AC or by AC to GAMCO are charged at cost. Amounts charged under this agreement are included in compensation expense, if related to fixed or variable compensation, or other operating expenses, on the consolidated statements of income. For the years ended December 31, 2023 and 2022, we recorded $3.0 million and $2.7 million, respectively, of compensation expense related to employees shared with GAMCO. In addition, we recorded approximately $1.1 million and $1.4 million of other operating expense, primarily related to GAMCO’s share of management and incentive fees in funds we consolidate and the ancillary services provided by GAMCO as noted above, for the years ended December 31, 2023 and 2022, respectively. Certain officers and employees of the Company receive additional compensation from GAMCO.

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

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant restricted stock awards (“RSAs”) and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through December 31, 2023, approximately 0.9 million shares have been awarded under the Plan leaving approximately 1.1 million shares available for future grants.

There were no RSAs outstanding as of December 31, 2023 or 2022.

Based on the closing price of the Company’s Class A Common Stock on December 31, 2023 and 2022, the total liability recorded by the Company in compensation payable in our consolidated statements of financial condition with respect to the Phantom RSAs was $3.5 million and $4.8 million, respectively.

The following table summarizes our stock-based compensation, as well as unrecognized compensation, for the periods ended December 31, 2023 and 2022 respectively. Stock-based compensation expense is included in compensation expense in the consolidated statements of income (in thousands, unless otherwise noted):

	Year Ended December 31,
	2023	2022

Stock-based compensation expense	$1,434	$1,811

Remaining expense to be recognized, if all vesting conditions are met(1)	4,956	4,142

Weighted average remaining contractual term (in years)	2.1	1.8

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSA's	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	210,910	$36.17
Granted	-	-
Forfeited	-	-
Vested	-	-
Balance at March 31, 2023	210,910	$36.17
Granted	97,000	39.61
Forfeited	-	-
Vested	-	-
Balance at June 30, 2023	307,910	$37.25
Granted	-	-
Forfeited	-	-
Vested	(56,560)	37.40
Balance at September 30, 2023	251,350	$37.22
Granted	-	-
Forfeited	-	-
Vested	(17,655)	35.12
Balance at December 31, 2023	233,695	$37.38

Stock Repurchase Program

In December 2015, the Board of Directors established a stock repurchase program authorizing the Company to repurchase up to 500,000 shares. On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares. On August 3, 2017 and May 8, 2018, the Board of Directors authorized the repurchase of an additional 1 million and 500,000 shares, respectively. On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares. Our stock repurchase program is not subject to an expiration date.

The following table presents the Company's stock repurchase activity and remaining authorization:

	Number of shares purchased	Average price per share
Remaining repurchase authorization January 1, 2022	677,144
Share repurchases under stock repurchase program (1)	(67,792)	$37.98
Remaining repurchase authorization December 31, 2022	609,352
Share repurchases under stock repurchase program (1)	(452,688)	$36.06
Remaining repurchase authorization December 31, 2023	156,664

(1) Repurchases totaled $16.3 million and $2.6 million in 2023 and 2022, respectively,

Dividends

During 2023 and 2022, the Company declared and paid dividends of $0.20 per share to class A and class B shareholders totaling $4.3 million and $4.4 million, respectively.

11. Retirement Plan

The Company participates in an incentive savings plan (the “Savings Plan”) covering substantially all employees. Company contributions to the Savings Plan are determined annually by management of the Company but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code of 1986, as amended. The expense for contributions to the Savings Plan was approximately $8 thousand and $8 thousand in 2023 and 2022, respectively, and is included in compensation on the consolidated statements of income.

12. Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory, as well as punitive, damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management is not aware of any probable or reasonably possible losses at December 31, 2023.

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

13. Shareholder Designated Contribution Plan

The Company has established a Shareholder Designated Charitable Contribution program. Under the program, from time to time each shareholder is eligible to designate a charity to which the Company would make a donation at a rate per share, approved by the Board of Directors, based upon the actual number of shares registered in the shareholder’s name. The Company recorded an expense of $4.0 million and $3.1 million related to this program for the years ended December 31, 2023 and 2022, respectively, which is included in shareholder-designated contribution in the consolidated statements of income. As of December 31, 2023 and 2022, the Company has reflected a liability in the amount of $2.8 million and $1.0 million, respectively, in connection with this program, which is included in accrued expenses and other liabilities on the consolidated statement of financial condition.

14. Subsequent Events

From January 1, 2024 to March 21, 2024, the Company repurchased 64,252 shares at $33.98 per share.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our current management, including our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023.

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

Based on its evaluation, management concluded that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

During the fiscal year ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

ITEM 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of AC and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

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

In addition to the certifications attached as Exhibits to this Form 10-K, following its 2024 Annual Meeting, AC will also submit to the New York Stock Exchange (“NYSE”) a certification by our Chief Executive Officer that he is not aware of any violations by AC of the NYSE corporate governance listing standards as of the date of the certification.

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

See Index on page 20.

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

21.1	Subsidiaries of the Company.
24.1	Powers of Attorney (included on page 55 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1	Associated Capital Group, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on March 21, 2024.

ASSOCIATED CAPITAL GROUP, INC.

By:	/s/ Ian J. McAdams
Name:	Ian J. McAdams
Title:	Chief Financial Officer

Date:	March 21, 2024

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

Signature	Title	Date

/s/ Douglas R. Jamieson	President,	March 21, 2024
Douglas R. Jamieson	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Ian J. McAdams	Chief Financial Officer	March 21, 2024
Ian J. McAdams	(Principal Financial Officer)

/s/ Mario J. Gabelli	Executive Chair of the	March 21, 2024
Mario J. Gabelli	Board and Director

/s/ Marc Gabelli	Vice Chair of the Board and Director	March 21, 2024
Marc Gabelli

/s/ Daniel R. Lee	Director	March 21, 2024
Daniel R. Lee

/s/ Bruce M. Lisman	Director	March 21, 2024
Bruce M. Lisman

/s/ Richard T. Prins	Director	March 21, 2024
Richard T. Prins

/s/ Frederic V. Salerno	Director	March 21, 2024
Frederic V. Salerno

/s/ Salvatore F. Sodano	Director	March 21, 2024
Salvatore F. Sodano

/s/ Elisa M. Wilson	Director	March 21, 2024
Elisa M. Wilson