Form 10-Q
period 2024-03-31
Associated Capital Group, Inc.
filed 2024-05-15
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at May 1, 2024
Class A Common Stock, .001 par value	2,450,852
Class B Common Stock, .001 par value	18,950,571

As of May 1, 2024, 2,450,852 shares of class A common stock and 18,950,571 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 233,695 Phantom Restricted Stock Awards outstanding as of March 31, 2024.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of 3 months or less)	$308,729	$317,487
Investments in U.S. Treasury Bills with maturities greater than 3 months	86,657	89,155
Investments in equity securities (includes GAMCO stock with a fair value of $51.0 million and $45.6 million, respectively)	216,467	196,583
Investments in affiliated registered investment companies	130,806	126,751
Investments in partnerships	146,211	142,974
Receivable from brokers	19,632	16,005
Receivable from brokers (cash held for real estate purchase)	13,334	14,263
Investment advisory fees receivable	1,241	4,711
Receivable from affiliates	885	876
Income taxes receivable, including deferred tax assets, net	6,444	8,474
Goodwill	3,519	3,519
Other assets	20,257	22,999
Total assets	$954,182	$943,797

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$6,332	$4,459
Income taxes payable	1,723	-
Compensation payable	11,545	15,169
Securities sold, not yet purchased	9,439	5,918
Accrued expenses and other liabilities	2,514	5,173
Total liabilities	31,553	30,719

Redeemable noncontrolling interests	5,779	6,103

Commitments and contingencies (Note 10)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,641,601 shares issued; 2,469,682 and 2,587,036 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,950,571 outstanding, respectively	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	62,052	48,231
Treasury stock, at cost (4,171,919 and 4,054,565 shares, respectively)	(144,274)	(140,328)
Total equity	916,850	906,975
Total liabilities, redeemable noncontrolling interests and equity	$954,182	$943,797

As of March 31, 2024 and December 31, 2023, certain balances include amounts related to a consolidated variable interest entity (“VIE”) and voting interest entity (“VOE”). See Note 4.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Investment advisory and incentive fees	$2,907	$2,411
Other revenues	104	54
Total revenues	3,011	2,465
Expenses
Compensation	3,820	3,570
Management fee	1,982	2,543
Other operating expenses	2,179	1,485
Total expenses	7,981	7,598
Operating loss	(4,970)	(5,133)
Other income/(expense)
Net gain/(loss) from investments	16,794	20,511
Interest and dividend income	5,983	5,193
Interest expense	(83)	(98)
Shareholder-designated contribution	(69)	(871)
Total other income/(expense), net	22,625	24,735
Income/(loss) before income taxes	17,655	19,602
Income tax expense/(benefit)	3,798	1,580
Income/(loss) before noncontrolling interests	13,857	18,022
Income/(loss) attributable to noncontrolling interests	36	268
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$13,821	$17,754

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.64	$0.81
Diluted	$0.64	$0.81

Weighted average shares outstanding (in thousands):
Basic	21,500	21,970
Diluted	21,500	21,970

Actual shares outstanding (in thousands)	21,420	21,938

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023

Net income/(loss) before noncontrolling interests	$13,857	$18,022
Less: Comprehensive income/(loss) attributable to noncontrolling interests	36	268
Comprehensive income/(loss) attributable to Associated Capital Group, Inc.	$13,821	$17,754

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

UNAUDITED

(Dollars in thousands)

For the three months ended March 31, 2024

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2023	$25	$48,231	$999,047	$(140,328)	$906,975	$6,103
Redemptions of noncontrolling interests	-	-	-	-	-	(360)
Net income/(loss)	-	13,821	-	-	13,821	36
Purchases of treasury stock	-	-	-	(3,946)	(3,946)	-
Balance at March 31, 2024	$25	$62,052	$999,047	$(144,274)	$916,850	$5,779

For the three months ended March 31, 2023

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2022	$25	$15,126	$999,047	$(124,002)	$890,196	$10,193
Redemptions of noncontrolling interests	-	-	-	-	-	(3,228)
Net income/(loss)	-	17,754	-	-	17,754	268
Purchases of treasury stock	-	-	-	(1,949)	(1,949)	-
Balance at March 31, 2023	$25	$32,880	$999,047	$(125,951)	$906,001	$7,233

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net income/(loss)	$13,857	$18,022
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Equity in net (gains)/losses from partnerships	(2,699)	(1,773)
Depreciation and amortization	90	90
Deferred income taxes	2,124	(199)
Donated securities	1,279	700
Unrealized (gains)/losses on securities	(12,626)	(14,214)
Realized (gains)/losses on sales of securities	(2,147)	(2,246)
(Increase)/decrease in assets:
Investments in trading securities	(3,762)	174,385
Investments in partnerships:
Contributions to partnerships	(4,839)	(1,790)
Distributions from partnerships	4,300	3,700
Receivable from affiliates	(9)	2,384
Receivable from brokers	(14)	526
Investment advisory fees receivable	3,470	2,480
Income taxes receivable	(94)	1,694
Other assets	2,652	(1,823)
Increase/(decrease) in liabilities:
Payable to brokers	1,873	7,424
Income taxes payable	1,723	-
Compensation payable	(3,624)	(5,042)
Accrued expenses and other liabilities	(2,659)	(726)
Total adjustments	(14,962)	165,570
Net cash provided by/(used in) operating activities	(1,105)	183,592

Investing activities
Purchases of securities	(3,953)	(1,027)
Proceeds from sales of securities	2,711	-
Return of capital on securities	579	455
Net provided by/(used in) investing activities	$(663)	$(572)

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Financing activities
Purchases of treasury stock	$(3,946)	$(1,949)
Redemptions of redeemable noncontrolling interests	(360)	(3,228)
Net cash used in financing activities	(4,306)	(5,177)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(6,074)	177,843
Cash, cash equivalents and restricted cash at beginning of period	347,057	221,269
Cash, cash equivalents and restricted cash at end of period	$340,983	$399,112

Supplemental disclosures of cash flow information:
Cash paid for interest	$83	$98
Cash paid for taxes	$30	$74

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$308,729	$396,828
Cash held for real estate purchase included in receivable from brokers	13,334	-
Cash included in receivable from brokers	7,663	-
Restricted cash included in receivable from brokers	11,257	2,284
Cash, cash equivalents and restricted cash	$340,983	$399,112

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

1.    Organization

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.”, "Associated Capital", “AC Group”, “the Company”, “AC”, “we”, “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

We are a Delaware corporation that provides alternative investment management, and we derive investment income/(loss) from proprietary investments of cash and other assets in our operating business.

Gabelli & Company Investment Advisors, Inc. (“GCIA”), a wholly-owned subsidiary of AC, and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”), collectively serve as general partners or investment managers to investment funds, including limited partnerships and offshore companies (collectively, “Investment Partnerships”) and separate accounts. We primarily manage assets across a range of risk and event arbitrage portfolios and in equity event-driven value strategies. The businesses earn management and incentive fees from their advisory activities. Management fees are largely based on a percentage of assets under management. Incentive fees are based on the percentage of the investment returns of certain clients’ portfolios. GCIA is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended.

AC Spin-off

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GAMI”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”).

As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company held 2,382,170 shares as of March 31, 2024 and 2,386,295 shares as of  December 31, 2023.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of AC Group included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP in the United States for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries. All intercompany transactions and balances have been eliminated. The details on the impact of consolidating certain partnership entities on the condensed consolidated financial statements can be seen in Note 4. Investment Partnerships and Other Entities.

For the three months ended March 31, 2024 and 2023, there were no items related to other comprehensive income.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements. The new standard will require enhanced disclosures about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period, including for companies with a single reportable segment. The standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements and related disclosures.

2.    Revenue

The Company’s major revenue sources are as follows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Investment advisory and incentive fees
Asset-based advisory fees	$1,227	$1,315
Performance-based advisory fees	-	1
Sub-advisory fees	1,680	1,095
Total investment advisory and incentive fees	2,907	2,411

Other	104	54

Total	$3,011	$2,465

3.    Investments in Securities

Investments in securities at March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$85,859	$86,657	$88,300	$89,155
Equity Securities:
Common stocks	208,028	211,282	198,269	191,346
Mutual funds	566	1,295	566	1,186
Other investments	4,973	3,890	5,166	4,051
Total investments in equity securities	213,567	216,467	204,001	196,583
Total investments in securities	$299,426	$303,124	$292,301	$285,738

Securities sold, not yet purchased at March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Common stocks	$7,389	$7,815	$5,227	$5,035
Other investments	964	1,624	631	883
Total securities sold, not yet purchased	$8,353	$9,439	$5,858	$5,918

Investments in affiliated registered investment companies at March 31, 2024 and December 31, 2023, consisted of the following (in thousands):

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Closed-end funds	$40,606	$55,944	$39,680	$53,048
Mutual funds	49,938	74,862	50,136	73,703
Total investments in affiliated registered investment companies	$90,544	$130,806	$89,816	$126,751

4.    Investment Partnerships and Other Entities

The Company is a general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). The Company had investments in Affiliated Entities totaling $109.1 million and $107.4 million at March 31, 2024 and December 31, 2023, respectively. The Company also had investments in unaffiliated partnerships, offshore funds and other entities of $37.1 million and $35.6 million at March 31, 2024, and December 31, 2023, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

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

Capital may generally be redeemed from Affiliated Entities on a monthly basis upon adequate notice as determined in the sole discretion of each entity’s investment manager. Capital invested in Unaffiliated Entities may generally be redeemed at various intervals ranging from monthly to annually upon notice of 30 to 95 days. Certain Unaffiliated Entities and Affiliated Entities may require a minimum investment period before capital can be voluntarily redeemed (a “Lockup Period”). No investment in any Investment Partnership has an unexpired Lockup Period. The Company has no material outstanding capital commitments to any Affiliated or Unaffiliated Entity.

Consolidated Entities

The following table reflects the net impact of the consolidated investment partnerships (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	March 31, 2024
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$297,364	$11,365	$308,729
Investments in U.S. Treasury Bills	79,224	7,433	86,657
Investments in equity securities	163,596	52,871	216,467
Investments in affiliated registered investment companies	184,394	(53,588)	130,806
Investments in partnerships	166,350	(20,139)	146,211
Receivable from brokers	26,130	6,836	32,966
Investment advisory fees receivable	1,246	(5)	1,241
Other assets(1)	28,408	2,697	31,105
Total assets	$946,712	$7,470	$954,182
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$8,845	$594	$9,439
Payable to brokers and other liabilities(1)	21,017	1,097	22,114
Redeemable noncontrolling interests	-	5,779	5,779
Total equity	916,850	-	916,850
Total liabilities, redeemable noncontrolling interests and equity	$946,712	$7,470	$954,182

	December 31, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$299,508	$17,979	$317,487
Investments in U.S. Treasury Bills	79,714	9,441	89,155
Investments in equity securities	149,154	47,429	196,583
Investments in affiliated registered investment companies	181,641	(54,890)	126,751
Investments in partnerships	163,226	(20,252)	142,974
Receivable from brokers(1)	25,026	5,242	30,268
Investment advisory fees receivable	4,714	(3)	4,711
Other assets(1)	33,444	2,424	35,868
Total assets	$936,427	$7,370	$943,797
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$5,639	$279	$5,918
Payable to brokers and other liabilities(1)	23,813	988	24,801
Redeemable noncontrolling interests	-	6,103	6,103
Total equity	906,975	-	906,975
Total liabilities, redeemable noncontrolling interests and equity	$936,427	$7,370	$943,797

(1) Represents the summation of multiple assets and liabilities from the condensed consolidated statements of financial condition.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31, 2024
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$3,120	$(109)	$3,011
Operating loss	(4,607)	(363)	(4,970)
Total other income/(loss), net	22,447	178	22,625
Income/(loss) before noncontrolling interests	13,821	36	13,857
Income/(loss) attributable to noncontrolling interests, net of taxes	-	36	36
Net income/(loss)	$13,821	$-	$13,821

	Three Months Ended March 31, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,578	$(113)	$2,465
Operating loss	(4,736)	(397)	(5,133)
Total other income/(loss), net	27,622	(2,887)	24,735
Income/(loss) before noncontrolling interests	17,754	268	18,022
Income/(loss) attributable to noncontrolling interests, net of taxes	-	268	268
Net income/(loss)	$17,754	$-	$17,754

Variable Interest Entity

We have one investment partnership that is consolidated as a VIE as of March 31, 2024 and December 31, 2023 because AC is the primary beneficiary of the entity. With respect to the consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of the consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in that VIE (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$575	$302
Investments in equity securities	9,605	9,695
Receivable from brokers	123	166
Accrued expenses and other liabilities (1)	(44)	(46)
Redeemable noncontrolling interests	(459)	(451)
AC Group's net interests in the consolidated VIE	$9,800	$9,666

(1) Represents the summation of multiple liabilities from the condensed consolidated statements of financial condition.

Voting Interest Entity

We have one investment partnership that is consolidated as a VOE as of March 31, 2024 and December 31, 2023 because AC has a controlling interest in the entity. This resulted in the consolidation of $70.9 million of assets, $1.8 million of liabilities, and $5.3 million of redeemable noncontrolling interests at March 31, 2024 and $72.4 million of assets, $1.4 million of liabilities, and $5.6 million of redeemable noncontrolling interests at December 31, 2023. AC’s net interest in the consolidated VOE at March 31, 2024 and December 31, 2023 was $63.8 million and $65.4 million, respectively.

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. The Company evaluates each of its equity method investments to determine if any are significant as defined in the regulations applicable to smaller reporting companies promulgated by the SEC. As of and for the three months ended March 31, 2024, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present summarized income statement information for any of its equity method investments.

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	March 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$307,234	$-	$-	$307,234
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	86,657	-	-	86,657
Common stocks	207,916	1,331	2,035	211,282
Mutual funds	1,295	-	-	1,295
Other	3,154	517	219	3,890
Total investments in securities	299,022	1,848	2,254	303,124
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	46,088	-	-	46,088
Preferred securities issued by Closed-end funds (a)	-	-	9,856	9,856
Mutual funds	74,862	-	-	74,862
Total investments in affiliated registered investment companies	120,950	-	9,856	130,806
Total investments held at fair value	419,972	1,848	12,110	433,930
Total assets at fair value	$727,206	$1,848	$12,110	$741,164
Liabilities
Common stocks	$7,815	$-	$-	$7,815
Other	1,007	617	-	1,624
Securities sold, not yet purchased	8,822	617	-	9,439
Total liabilities at fair value	$8,822	$617	$-	$9,439

(a) These securities represent privately issued, puttable and callable preferred securities issued by affiliated closed-end funds.

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$315,017	$-	$-	$315,017
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	89,155	-	-	89,155
Common stocks	187,963	1,348	2,035	191,346
Mutual funds	1,186	-	-	1,186
Other	3,347	485	219	4,051
Total investments in securities	281,651	1,833	2,254	285,738
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	44,692	-	-	44,692
Preferred securities issued by Closed-end funds (a)	-	-	8,356	8,356
Mutual funds	73,703	-	-	73,703
Total investments in affiliated registered investment companies	118,395	-	8,356	126,751
Total investments held at fair value	400,046	1,833	10,610	412,489
Total assets at fair value	$715,063	$1,833	$10,610	$727,506
Liabilities
Common stocks	$5,035	$-	$-	$5,035
Other	579	304	-	883
Securities sold, not yet purchased	5,614	304	-	5,918
Total liabilities at fair value	$5,614	$304	$-	$5,918

(a) These securities represent privately issued, puttable and callable preferred securities issued by affiliated closed-end funds.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
Assets:	2024	2023
Beginning balance	$10,610	$13,774
Total gains/(losses)	-	(33)
Purchases	3,900	1,000
Sales/return of capital	(2,400)	-
Ending balance	$12,110	$14,741
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to Level 3 assets still held as of the reporting date	$-	$(33)

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three months ended March 31, 2024 and 2023, there were no transfers into or out of Level 3.

The Company uses a discounted cash flow analysis when determining the fair value of privately issued preferred securities of affiliated closed-end funds that are categorized as Level 3. Projected cash flows in the discounted cash flow analysis represent the relevant security’s dividend rate plus the assumption of full principal repayment at the preferred security’s earliest available redemption date.

The significant unobservable input used in the fair value measurement of each of the Company’s investments in privately issued preferred securities of closed-end funds is the discount rate. The discount rate was determined using the interest rates of U.S. Treasury Bills that are held over a similar period as the preferred security. The discount rates used in the valuation of these investments as of March 31, 2024 ranged from 4.42% to 5.37% with a weighted average of 5.14% calculated based on the relative fair value. Significant changes in the discount rate could result in a significantly higher or lower fair value measurement of these Level 3 investments.

The Company uses the “market” approach as the valuation technique to value its investment in common stocks classified as Level 3, the investment has been valued using inputs from a transaction.

6.    Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2024 and  March 31, 2023 was 21.5% and 8.1%, respectively. The ETR in the year to date periods of 2024 and 2023 differ from the U.S. corporate tax rate of 21% primarily due to (a) deferred tax benefits from a foreign investment, (b) state and local taxes (net of federal benefit) and (c) the deductibility of officers' compensation. The increase in the ETR for the three months ended March 31, 2024 was primarily due to deferred tax benefits from a foreign investment which reduced the prior year's rate.

At March 31, 2024 the Company had net deferred tax assets, before valuation allowance of approximately $6.6 million that were recorded within income taxes receivable in the condensed consolidated statements of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.2 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

As of and for the periods ended March 31, 2024 and December 31, 2023, the Company has not identified any uncertain tax positions.

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

The computations of basic and diluted net income/(loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Income/(loss) before noncontrolling interests	$13,857	$18,022
Income/(loss) attributable to noncontrolling interests	36	268
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$13,821	$17,754

Weighted average number of shares outstanding - basic	21,500	21,970
Weighted average number of shares outstanding - diluted	21,500	21,970

Basic and Diluted EPS	$0.64	$0.81

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

Based on the closing price of the Company’s Class A Stock on March 31, 2024 and December 31, 2023, the total liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of March 31, 2024 and December 31, 2023, with respect to the Phantom RSAs was $3.7 million and $3.5 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three month periods ended  March 31, 2024 and 2023, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands, unless otherwise noted):

	Three Months Ended March 31,
	2024	2023

Stock-based compensation expense	$162	$(118)

Remaining expense to be recognized, if all vesting conditions are met(1)	4,093	3,197

Weighted average remaining contractual term (in years)	2.0	1.7

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSAs	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	233,695	$37.38
Granted	-	-
Forfeited	-	-
Vested	-	-
Balance at March 31, 2024	233,695	$37.38

Stock Repurchase Program

In December 2015, the Board of Directors established a stock repurchase program authorizing the Company to repurchase up to 500,000 shares of Class A Stock. On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares. On August 3, 2017 and May 8, 2018, the Board of Directors authorized the repurchase of an additional 1 million and 500,000 shares, respectively. On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares. Our stock repurchase program is not subject to an expiration date.

The following table presents the Company's stock repurchase activity and remaining authorization:

For the period ended March 31, 2024:	Number of shares purchased	Average price per share
Remaining repurchase authorization December 31, 2023	156,664
Share repurchases under stock repurchase program (1)	(117,354)	$33.63
Remaining repurchase authorization March 31, 2024 (2)	389,310
For the period ended March 31, 2023:
Remaining repurchase authorization December 31, 2022	609,352
Share repurchases under stock repurchase program (1)	(52,307)	$37.27
Remaining repurchase authorization March 31, 2023	557,045

(1) Repurchases totaled $3.9 million and $1.9 million for the three-month periods ended March 31, 2024 and 2023, respectively.

(2) On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares.

Dividends

There were no dividends declared during the three-month periods ended March 31, 2024 or 2023.

9.    Goodwill

At March 31, 2024 and December 31, 2023, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended March 31, 2024 or March 31, 2023, and as such there was no impairment analysis performed or charge recorded.

10.    Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management is not aware of any probable or reasonably possible losses.

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

11.    Subsequent Events

From April 1, 2024 to May 14, 2024, the Company repurchased 22,338 shares at an average price of $32.77 per share.

On May 8, 2024, the Board of Directors declared a semi-annual dividend of $0.10 per share, which is payable on June 27, 2024 to Class A and Class B shareholders of record on June 14, 2024.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited annual financial statements included in our Form 10-K filed with the SEC on March 21, 2024 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

Overview

We are a Delaware corporation, incorporated in 2015, that provides alternative investment management services and operates a direct investment business that over time invests in businesses that fit our criteria. Additionally, we derive income from proprietary investments.

Alternative Investment Management

We conduct our investment management activities through our wholly-owned subsidiary Gabelli & Company Investment Advisers, Inc. (“GCIA”) and its wholly-owned subsidiary, Gabelli & Partners, LLC (“Gabelli & Partners”). GCIA is an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). GCIA and Gabelli & Partners together serve as general partners or investment managers to investment funds, including limited partnerships and offshore companies (collectively, “Investment Partnerships”) and separate accounts. We primarily manage assets across a range of risk and event arbitrage portfolios and in equity event-driven value strategies. The business earns management and incentive fees from its advisory activities. Management fees are largely based on a percentage of assets under management (“AUM”). Incentive fees are based on a percentage of the investment returns of certain client portfolios.

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

Proprietary Capital

Proprietary capital is earmarked for our direct investment business that invests in new and existing businesses, using a variety of techniques and structures. We launched our direct private equity and merchant banking activities in August 2017. The direct investment business is developing along several core pillars:

●	Gabelli Private Equity Partners, LLC (“GPEP”), formed in August 2017 with $150 million of authorized capital as a “fundless” sponsor.
●	Gabelli Principal Strategies Group, LLC (“GPS”) was created in December 2015 to pursue strategic operating initiatives broadly.

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

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended March 31, 2024 and 2023:

($000s except per share data or as noted)

	First Quarter
	2024	2023
AUM - end of period (in millions)	$1,549	$1,799
AUM - average (in millions)	$1,556	$1,841
Net income/(loss) per share-basic and diluted	$0.64	$0.81
Book value per share at March 31	$42.80	$41.30

Condensed Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. In light of the ongoing dynamics created by the conflict in the Middle East and the Russian invasion of Ukraine and their impact on the global economy and markets, we could experience higher volatility in the short-term returns of our funds.

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

Condensed Consolidated Statements of Financial Condition

We ended the first quarter of 2024 with approximately $879.4 million in cash and investments, net of securities sold, not yet purchased of $9.4 million. This includes $308.7 million of cash and cash equivalents; $86.7 million of U.S. Treasury obligations; $207.0 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $51.0 million; and $277.0 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $55.9 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $916.9 million or $42.80 per share as of March 31, 2024, compared to $907.0 million or $42.11 per share as of December 31, 2023. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2023 was largely attributable to income for the year to date period.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2024	2023
Revenues
Investment advisory and incentive fees	$2,907	$2,411
Other revenues	104	54
Total revenues	3,011	2,465
Expenses
Compensation	3,820	3,570
Management fee	1,982	2,543
Other operating expenses	2,179	1,485
Total expenses	7,981	7,598
Operating loss	(4,970)	(5,133)
Other income/(expense)
Net gain/(loss) from investments	16,794	20,511
Interest and dividend income	5,983	5,193
Interest expense	(83)	(98)
Shareholder-designated contribution	(69)	(871)
Total other income/(expense), net	22,625	24,735
Income/(loss) before income taxes	17,655	19,602
Income tax expense/(benefit)	3,798	1,580
Income/(loss) before noncontrolling interests	13,857	18,022
Income/(loss) attributable to noncontrolling interests	36	268
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$13,821	$17,754

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.64	$0.81
Diluted	$0.64	$0.81

Weighted average shares outstanding (thousands):
Basic	21,500	21,970
Diluted	21,500	21,970

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Overview

Our operating loss for the quarter was $5.0 million compared to $5.1 million for the comparable quarter of 2023. Other income was $22.6 million in the 2024 quarter compared to $24.7 million in the prior year’s quarter. The Company recorded income tax expense in the current quarter of $3.8 million compared to $1.6 million in the prior year’s quarter. Consequently, our current quarter net income was $13.8 million, or $0.64 per diluted share, compared to $17.8 million, or $0.81 per diluted share, in the prior year’s comparable quarter.

Revenues

Total revenues in the first quarter were $3.0 million compared to $2.5 million in the first quarter of 2023.  Revenues generated by the GAMCO International SICAV – GAMCO Merger Arbitrage (the “SICAV”) were $1.7 million versus $1.1 million in the prior year period. All other revenues were $1.3 million compared to $1.4 million in the year-ago quarter.

Starting in December 2023, the SICAV revenue recognized by the Company for its services increased to 100% of the revenues received by Gabelli Funds, LLC. In turn, AC now pays the marketing expenses of the SICAV that were previously paid by Gabelli Funds and remits an admin fee to GAMCO for administrative services provided to the SICAV. This change better aligns the financial arrangements with the services rendered by each party.

Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. There were no material unrecognized incentive fees for the quarters ended March 31, 2024 and 2023.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $3.8 million and $3.6 million for the three month periods ended March 31, 2024 and 2023, respectively, primarily driven by higher stock-based compensation expense in 2024.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of income before management fee and income taxes and excluding the impact of consolidating entities and is payable to Mario J. Gabelli, Executive Chair, or his designee pursuant to his employment agreement. Management fee expense of $2.0 million was recorded for the three-month period ended March 31, 2024 compared to $2.5 million for the three-month period ended March 31, 2023.

Other operating expenses were $2.2 million during the three months ended March 31, 2024 compared to $1.5 million in the prior year's quarter driven primarily by marketing expenses on the newly realigned SICAV.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $16.8 million in the 2024 quarter compared to $20.5 million in the comparable 2023 quarter.

Interest and dividend income increased to $6.0 million in the 2024 quarter from $5.2 million in the 2023 quarter primarily driven by increased interest income as a result of higher sustained interest rates in the 2024 quarter.

Shareholder-designated contributions in the 2024 quarter decreased to $0.1 million compared to $0.9 million in the prior year’s quarter, driven by timing of contributions.

Income taxes

The effective rate for the three months ended March 31, 2024 and March 31, 2023 was 21.5% and 8.1%, respectively. The difference in effective rate period over period is primarily driven by deferred tax benefits from a foreign investment which reduced the prior quarter's effective tax rate.

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

Assets under management were $1.5 billion as of March 31, 2024 compared to $1.6 billion at December 31, 2023. The decrease from year-end was primarily attributable to investor outflows.

Assets Under Management (in millions)

				% Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2024	2023	2023	2023	2023
Merger Arbitrage(a)	$1,262	$1,312	$1,537	(3.8)%	(17.9)%
Long/Short Value	251	244	229	2.9	9.6
Other	36	35	33	2.9	9.1
Total AUM	$1,549	$1,591	$1,799	(2.6)%	(13.9)%

(a) Includes $580, $621, and $812 of sub-advisory AUM related to GAMCO International SICAV - GAMCO Merger Arbitrage, $66, $69, and $68 of sub-advisory AUM related to Gabelli Merger Plus+ Trust Plc and $196, $240 and $187 of 100% U.S. Treasury Fund managed by GAMCO at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.

Fund flows for the three months ended March 31, 2024 (in millions):

	December 31, 2023	Market Appreciation/ (Depreciation)	Foreign Currency(1)	Net Inflows/ (Outflows)	March 31, 2024
Merger Arbitrage	$1,312	$4	$(11)	$(43)	$1,262
Long/Short Value	244	7	-	-	251
Other	35	1	-	-	36
Total AUM	$1,591	$12	$(11)	$(43)	$1,549

(1) Reflects the impact of currency fluctuations of non-US dollar denominated classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management decreased on a net basis by $42 million for the quarter ended March 31, 2024 due to net investor outflows of $43 million and the impact of currency fluctuations in non-US dollar denominated classes of investment funds of $11 million, partially offset by market appreciation of $12 million.

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

Summary cash flow data is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash flows provided by (used in):
Operating activities	$(1,105)	$183,592
Investing activities	(663)	(572)
Financing activities	(4,306)	(5,177)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(6,074)	177,843
Cash, cash equivalents and restricted cash at beginning of period	347,057	221,269
Cash, cash equivalents and restricted cash at end of period	$340,983	$399,112

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At March 31, 2024, we had cash and cash equivalents of $308.7 million, Investments in U.S. Treasury Bills of $86.7 million and $207.0 million of investments net of securities sold, not yet purchased of $9.4 million. Included in cash and cash equivalents as of March 31, 2024 is $11.4 million which is held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2024. Operating cash flows in 2024 are driven by adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes of $14.0 million, $3.8 million of net decreases in securities, net contributions to investment partnerships of $0.5 million, offset partially by our net income of $13.9 million and $3.3 million of net receivables/payables. Net cash used in investing activities was $0.7 million primarily due to purchases of securities of $4.0 million, partially offset by proceeds from sales of securities of $2.7 million and return of capital on securities of $0.6 million. Net cash used in financing activities was $4.3 million resulting primarily from stock buyback payments of $3.9 million and redemptions of redeemable noncontrolling interests of $0.4 million.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. See Note 1 and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations in AC’s 2023 Annual Report on Form 10-K filed with the SEC on March 21, 2024 for details on Critical Accounting Policies.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s condensed consolidated financial condition, operations, or cash flows at March 31, 2024. See also Note 10, Guarantees, Contingencies and Commitments, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/24 - 01/31/24	24,701	$34.45	24,701	131,963
02/01/24 - 02/29/24	16,503	33.58	16,503	465,460	(1)
03/01/24 - 03/31/24	76,150	33.37	76,150	389,310
Totals	117,354	$33.63	117,354

(1): On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares.

ITEM 6:                     (a) Exhibits

Exhibit Number	Description of Exhibit

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

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

97.1	Associated Capital Group, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company's Form 10-K dated December 31, 2023 filed with the Commission on March 21, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By:	/s/ Ian J. McAdams
Name:	Ian J. McAdams
Title:	Chief Financial Officer

Date: May 14, 2024