Form 10-Q
period 2024-06-30
Associated Capital Group, Inc.
filed 2024-08-09
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at August 1, 2024
Class A Common Stock, .001 par value	2,319,994
Class B Common Stock, .001 par value	18,950,571

As of August 1, 2024, 2,319,994 shares of class A common stock and 18,950,571 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 303,595 Phantom Restricted Stock Awards outstanding as of June 30, 2024.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of 3 months or less)	$341,317	$317,487
Investments in U.S. Treasury Bills with maturities greater than 3 months	46,060	89,155
Investments in equity securities (includes GAMCO stock with a fair value of $57.3 million and $45.6 million, respectively)	230,123	196,583
Investments in affiliated registered investment companies	128,924	126,751
Investments in partnerships	140,593	142,974
Receivable from brokers	29,298	16,005
Receivable from brokers (cash held for real estate purchase)	-	14,263
Investment advisory fees receivable	1,228	4,711
Receivable from affiliates	255	876
Income taxes receivable, including deferred tax assets, net	8,370	8,474
Goodwill	3,519	3,519
Other assets	19,329	22,999
Total assets	$949,016	$943,797

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$6,642	$4,459
Compensation payable	12,448	15,169
Securities sold, not yet purchased	6,392	5,918
Accrued expenses and other liabilities	2,367	5,173
Total liabilities	27,849	30,719

Redeemable noncontrolling interests	5,688	6,103

Commitments and contingencies (Note 10)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,641,601 shares issued; 2,404,213 and 2,587,036 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,950,571 outstanding, respectively	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	62,899	48,231
Treasury stock, at cost (4,237,388 and 4,054,565 shares, respectively)	(146,492)	(140,328)
Total equity	915,479	906,975
Total liabilities, redeemable noncontrolling interests and equity	$949,016	$943,797

As of June 30, 2024 and December 31, 2023, certain balances include amounts related to a consolidated variable interest entity (“VIE”) and voting interest entity (“VOE”). See Note 4.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Investment advisory and incentive fees	$2,489	$2,280	$5,396	$4,691
Other revenues	106	102	210	156
Total revenues	2,595	2,382	5,606	4,847
Expenses
Compensation	3,942	3,789	7,762	7,359
Management fee	442	544	2,424	3,087
Other operating expenses	1,885	1,520	4,064	3,005
Total expenses	6,269	5,853	14,250	13,451
Operating loss	(3,674)	(3,471)	(8,644)	(8,604)
Other income
Net gain/(loss) from investments	(159)	3,297	16,635	23,808
Interest and dividend income	7,860	5,968	13,843	11,161
Interest expense	(69)	(156)	(152)	(254)
Shareholder-designated contribution	(380)	(498)	(449)	(1,369)
Total other income, net	7,252	8,611	29,877	33,346
Income before income taxes	3,578	5,140	21,233	24,742
Income tax expense	684	1,840	4,482	3,420
Income before noncontrolling interests	2,894	3,300	16,751	21,322
Income/(loss) attributable to noncontrolling interests	(91)	(71)	(55)	197
Net income attributable to Associated Capital Group, Inc.'s shareholders	$2,985	$3,371	$16,806	$21,125

Net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.14	$0.15	$0.78	$0.96
Diluted	$0.14	$0.15	$0.78	$0.96

Weighted average shares outstanding (in thousands):
Basic	21,392	21,870	21,446	21,920
Diluted	21,392	21,870	21,446	21,920

Actual shares outstanding (in thousands)	21,355	21,726	21,355	21,726

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income before noncontrolling interests	$2,894	$3,300	$16,751	$21,322
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(91)	(71)	(55)	197
Comprehensive income attributable to Associated Capital Group, Inc.	$2,985	$3,371	$16,806	$21,125

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

UNAUDITED

(Dollars in thousands)

	Three Months Ended June 30, 2024
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at March 31, 2024	$25	$62,052	$999,047	$(144,274)	$916,850	$5,779
Net income/(loss)	-	2,985	-	-	2,985	(91)
Dividends declared ($0.10 per share)	-	(2,138)	-	-	(2,138)	-
Purchases of treasury stock	-	-	-	(2,218)	(2,218)	-
Balance at June 30, 2024	$25	$62,899	$999,047	$(146,492)	$915,479	$5,688

	Three Months Ended June 30, 2023
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at March 31, 2023	$25	$32,880	$999,047	$(125,951)	$906,001	$7,233
Redemptions of noncontrolling interests	-	-	-	-	-	(76)
Net income/(loss)	-	3,371	-	-	3,371	(71)
Dividends declared ($0.10 per share)	-	(2,188)	-	-	(2,188)	-
Purchases of treasury stock	-	-	-	(7,617)	(7,617)	-
Balance at June 30, 2023	$25	$34,063	$999,047	$(133,568)	$899,567	$7,086

	Six Months Ended June 30, 2024
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2023	$25	$48,231	$999,047	$(140,328)	$906,975	$6,103
Redemptions of noncontrolling interests	-	-	-	-	-	(360)
Net income/(loss)	-	16,806	-	-	16,806	(55)
Dividends declared ($0.10 per share)	-	(2,138)	-	-	(2,138)	-
Purchases of treasury stock	-	-	-	(6,164)	(6,164)	-
Balance at June 30, 2024	$25	$62,899	$999,047	$(146,492)	$915,479	$5,688

	Six Months Ended June 30, 2023
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2022	$25	$15,126	$999,047	$(124,002)	$890,196	$10,193
Redemptions of noncontrolling interests	-	-	-	-	-	(3,304)
Net income/(loss)	-	21,125	-	-	21,125	197
Dividends declared ($0.10 per share)	-	(2,188)	-	-	(2,188)	-
Purchases of treasury stock	-	-	-	(9,566)	(9,566)	-
Balance at June 30, 2023	$25	$34,063	$999,047	$(133,568)	$899,567	$7,086

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net income	$16,751	$21,322
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (gains)/losses from partnerships	(1,801)	(1,493)
Depreciation and amortization	181	180
Deferred income taxes	2,258	772
Donated securities	1,346	966
Unrealized (gains)/losses on securities	(13,030)	(18,022)
Realized gains on sales of securities	(2,790)	(1,757)
(Increase)/decrease in assets:
Investments in trading securities	22,971	183,400
Investments in partnerships:
Contributions to partnerships	(5,619)	(2,390)
Distributions from partnerships	9,800	5,300
Receivable from affiliates	621	2,246
Receivable from brokers	(3,539)	(14,599)
Investment advisory fees receivable	3,483	2,517
Income taxes receivable	(2,154)	2,038
Other assets	3,489	417
Increase/(decrease) in liabilities:
Payable to brokers	2,183	2,133
Compensation payable	(2,721)	(2,931)
Accrued expenses and other liabilities	(2,806)	(696)
Total adjustments	11,872	158,081
Net cash provided by operating activities	28,623	179,403

Investing activities
Purchases of securities	(5,030)	(1,110)
Proceeds from sales of securities	3,510	777
Return of capital on securities	880	1,009
Net provided by/(used in) investing activities	$(640)	$676

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Financing activities
Dividends paid	$(2,138)	$(2,188)
Purchases of treasury stock	(6,164)	(9,566)
Redemptions of redeemable noncontrolling interests	(360)	(3,304)
Net cash used in financing activities	(8,662)	(15,058)
Net increase in cash, cash equivalents and restricted cash	19,321	165,021
Cash, cash equivalents and restricted cash at beginning of period	347,057	221,269
Cash, cash equivalents and restricted cash at end of period	$366,378	$386,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$152	$156
Cash paid for taxes	$4,364	$591

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$341,317	$381,387
Cash included in receivable from brokers	15,111	-
Restricted cash included in receivable from brokers	9,950	4,903
Cash, cash equivalents and restricted cash	$366,378	$386,290

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

1.    Organization

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.”, "Associated Capital", “AC Group”, “the Company”, “AC”, “we”, “us” and “our” or similar terms are to Associated Capital Group, Inc., its predecessors and its subsidiaries.

We are a Delaware corporation that provides alternative investment management, and we derive investment income from proprietary investments of cash and other assets in our operating business.

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

For the three and six months ended June 30, 2024 and 2023, there were no items related to other comprehensive income.

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

2.    Revenue

The Company’s major revenue sources are as follows for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment advisory and incentive fees
Asset-based advisory fees	$1,217	$1,291	$2,444	$2,606
Performance-based advisory fees	1	-	1	1
Sub-advisory fees	1,271	989	2,951	2,084
Total investment advisory and incentive fees	2,489	2,280	5,396	4,691

Other	106	102	210	156

Total revenues	$2,595	$2,382	$5,606	$4,847

3.    Investments in Securities

Investments in securities at June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$45,133	$46,060	$88,300	$89,155
Equity Securities:
Common stocks	219,878	225,108	198,269	191,346
Mutual funds	651	1,384	566	1,186
Other investments	4,609	3,631	5,166	4,051
Total investments in equity securities	225,138	230,123	204,001	196,583
Total investments in securities	$270,271	$276,183	$292,301	$285,738

Securities sold, not yet purchased at June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value

Common stocks	$5,782	$5,998	$5,227	$5,035
Other investments	105	394	631	883
Total securities sold, not yet purchased	$5,887	$6,392	$5,858	$5,918

Investments in affiliated registered investment companies at June 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value

Closed-end funds	$40,270	$55,021	$39,680	$53,048
Mutual funds	50,783	73,903	50,136	73,703
Total investments in affiliated registered investment companies	$91,053	$128,924	$89,816	$126,751

4.    Investment Partnerships and Other Entities

The Company is a general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). The Company had investments in Affiliated Entities totaling $102.0 million and $107.4 million at June 30, 2024 and December 31, 2023, respectively. The Company also had investments in unaffiliated partnerships, offshore funds and other entities of $38.6 million and $35.6 million at June 30, 2024, and December 31, 2023, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

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

Consolidated Entities

The following table reflects the net impact of the consolidated investment partnerships (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	June 30, 2024
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$337,777	$3,540	$341,317
Investments in U.S. Treasury Bills	39,863	6,197	46,060
Investments in equity securities	172,456	57,667	230,123
Investments in affiliated registered investment companies	182,362	(53,438)	128,924
Investments in partnerships	160,488	(19,895)	140,593
Receivable from brokers	19,010	10,288	29,298
Investment advisory fees receivable	1,234	(6)	1,228
Other assets(1)	28,499	2,974	31,473
Total assets	$941,689	$7,327	$949,016
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$6,043	$349	$6,392
Payable to brokers and other liabilities(1)	20,167	1,290	21,457
Redeemable noncontrolling interests	-	5,688	5,688
Total equity	915,479	-	915,479
Total liabilities, redeemable noncontrolling interests and equity	$941,689	$7,327	$949,016

	December 31, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$299,508	$17,979	$317,487
Investments in U.S. Treasury Bills	79,714	9,441	89,155
Investments in equity securities	149,154	47,429	196,583
Investments in affiliated registered investment companies	181,641	(54,890)	126,751
Investments in partnerships	163,226	(20,252)	142,974
Receivable from brokers(1)	25,026	5,242	30,268
Investment advisory fees receivable	4,714	(3)	4,711
Other assets(1)	33,444	2,424	35,868
Total assets	$936,427	$7,370	$943,797
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$5,639	$279	$5,918
Payable to brokers and other liabilities(1)	23,813	988	24,801
Redeemable noncontrolling interests	-	6,103	6,103
Total equity	906,975	-	906,975
Total liabilities, redeemable noncontrolling interests and equity	$936,427	$7,370	$943,797

(1) Represents the summation of multiple assets and liabilities from the condensed consolidated statements of financial condition.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30, 2024
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,703	$(108)	$2,595
Operating loss	(3,270)	(404)	(3,674)
Total other income, net	7,250	2	7,252
Income/(loss) before noncontrolling interests	2,985	(91)	2,894
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(91)	(91)
Net income	$2,985	$-	$2,985

	Three Months Ended June 30, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,489	$(107)	$2,382
Operating loss	(3,107)	(364)	(3,471)
Total other income, net	8,003	608	8,611
Income/(loss) before noncontrolling interests	3,371	(71)	3,300
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(71)	(71)
Net income	$3,371	$-	$3,371

	Six Months Ended June 30, 2024
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$5,823	$(217)	$5,606
Operating loss	(7,877)	(767)	(8,644)
Total other income, net	29,697	180	29,877
Income/(loss) before noncontrolling interests	16,806	(55)	16,751
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(55)	(55)
Net income	$16,806	$-	$16,806

	Six Months Ended June 30, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$5,067	$(220)	$4,847
Operating loss	(7,843)	(761)	(8,604)
Total other income/(loss), net	35,625	(2,279)	33,346
Income/(loss) before noncontrolling interests	21,125	197	21,322
Income/(loss) attributable to noncontrolling interests, net of taxes	-	197	197
Net income	$21,125	$-	$21,125

Variable Interest Entity

We have one investment partnership that is consolidated as a VIE as of June 30, 2024 and December 31, 2023 because AC is the primary beneficiary of the entity. With respect to the consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of the consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in that VIE (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$294	$302
Investments in equity securities	9,544	9,695
Receivable from brokers	234	166
Accrued expenses and other liabilities	(23)	(46)
Redeemable noncontrolling interests	(451)	(451)
AC Group's net interests in consolidated VIEs	$9,598	$9,666

Voting Interest Entity

We have one investment partnership that is consolidated as a VOE as of June 30, 2024 and December 31, 2023 because AC has a controlling interest in the entity. This resulted in the consolidation of $70.6 million of assets, $1.8 million of liabilities, and $5.2 million of redeemable noncontrolling interests at June 30, 2024 and $72.4 million of assets, $1.4 million of liabilities, and $5.6 million of redeemable noncontrolling interests at December 31, 2023. AC’s net interest in the consolidated VOE at June 30, 2024 and December 31, 2023 was $63.6 million and $65.4 million, respectively.

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. The Company evaluates each of its equity method investments to determine if any are significant as defined in the regulations applicable to smaller reporting companies promulgated by the SEC. As of and for the three and six months ended June 30, 2024, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present summarized income statement information for any of its equity method investments.

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	June 30, 2024
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$339,920	$-	$-	$339,920
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	46,060	-	-	46,060
Common stocks	221,813	1,260	2,035	225,108
Mutual funds	1,384	-	-	1,384
Other	2,778	727	126	3,631
Total investments in securities	272,035	1,987	2,161	276,183
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	45,165	-	-	45,165
Preferred securities issued by Closed-end funds (a)	-	-	9,856	9,856
Mutual funds	73,903	-	-	73,903
Total investments in affiliated registered investment companies	119,068	-	9,856	128,924
Total investments held at fair value	391,103	1,987	12,017	405,107
Total assets at fair value	$731,023	$1,987	$12,017	$745,027
Liabilities
Common stocks	$5,998	$-	$-	$5,998
Other	36	358	-	394
Securities sold, not yet purchased	6,034	358	-	6,392
Total liabilities at fair value	$6,034	$358	$-	$6,392

(a) These securities represent privately issued, puttable and callable preferred securities issued by affiliated closed-end funds.

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$315,017	$-	$-	$315,017
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	89,155	-	-	89,155
Common stocks	187,963	1,348	2,035	191,346
Mutual funds	1,186	-	-	1,186
Other	3,347	485	219	4,051
Total investments in securities	281,651	1,833	2,254	285,738
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	44,692	-	-	44,692
Preferred securities issued by Closed-end funds (a)	-	-	8,356	8,356
Mutual funds	73,703	-	-	73,703
Total investments in affiliated registered investment companies	118,395	-	8,356	126,751
Total investments held at fair value	400,046	1,833	10,610	412,489
Total assets at fair value	$715,063	$1,833	$10,610	$727,506
Liabilities
Common stocks	$5,035	$-	$-	$5,035
Other	579	304	-	883
Securities sold, not yet purchased	5,614	304	-	5,918
Total liabilities at fair value	$5,614	$304	$-	$5,918

(a) These securities represent privately issued, puttable and callable preferred securities issued by affiliated closed-end funds.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Assets:	2024	2023	2024	2023
Beginning balance	$12,110	$14,741	$10,610	$13,774
Total gains/(losses)	100	-	100	(33)
Purchases	-	-	3,900	1,000
Sales/return of capital	(193)	(250)	(2,593)	(250)
Ending balance	$12,017	$14,491	$12,017	$14,491
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$100	$-	$100	$(33)

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three and six months ended June 30, 2024 and 2023, there were no transfers into or out of Level 3.

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

The significant unobservable input used in the fair value measurement of each of the Company’s investments in privately issued preferred securities of closed-end funds is the discount rate. The discount rate was determined using the interest rates of U.S. Treasury Bills that are held over a similar period as the preferred security. The discount rates used in the valuation of these investments as of June 30, 2024 ranged from 4.51% to 5.36% with a weighted average of 5.15% calculated based on the relative fair value. Significant changes in the discount rate could result in a significantly higher or lower fair value measurement of these Level 3 investments.

The Company uses the market approach as the valuation technique to value its investment in common stocks classified as Level 3, specifically considering recent transactions.

6.    Income Taxes

The effective tax rate (“ETR”) for the six months ended June 30, 2024 and  June 30, 2023 was 21.1% and 13.8%, respectively. The ETR in the year to date periods of 2024 and 2023 differ from the U.S. corporate tax rate of 21% primarily due to (a) deferred tax benefits from a foreign investment, (b) state and local taxes (net of federal benefit) and (c) the deductibility of officers' compensation. The increase in the ETR for the six months ended June 30, 2024 was primarily due to deferred tax benefits from a foreign investment which reduced the prior year's rate.

At June 30, 2024 the Company had net deferred tax assets, before valuation allowance of approximately $6.5 million that were recorded within income taxes receivable in the condensed consolidated statements of financial condition. The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $0.2 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

As of and for the six month periods ended June 30, 2024 and December 31, 2023, the Company has not identified any uncertain tax positions.

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

The computations of basic and diluted net income per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Income before noncontrolling interests	$2,894	$3,300	$16,751	$21,322
Income/(loss) attributable to noncontrolling interests	(91)	(71)	(55)	197
Net income attributable to Associated Capital Group, Inc.'s shareholders	$2,985	$3,371	$16,806	$21,125

Weighted average number of shares outstanding - basic	21,392	21,870	21,446	21,920
Weighted average number of shares outstanding - diluted	21,392	21,870	21,446	21,920

Basic and Diluted EPS	$0.14	$0.15	$0.78	$0.96

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

Based on the closing price of the Company’s Class A Stock on June 30, 2024 and December 31, 2023, the total liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of June 30, 2024 and December 31, 2023, with respect to the Phantom RSAs was $3.3 million and $3.5 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three and six month periods ended  June 30, 2024 and 2023, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands, unless otherwise noted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Stock-based compensation expense	$595	$323	$757	$205

Remaining expense to be recognized, if all vesting conditions are met(1)			7,131	6,012

Weighted average remaining contractual term (in years)			2.2	2.2

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSAs	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	233,695	$37.38
Granted	-	-
Forfeited	-	-
Vested	-	-
Balance at March 31, 2024	233,695	$37.38
Granted	97,200	34.28
Forfeited	-	-
Vested	(27,300)	35.82
Balance at June 30, 2024	303,595	$36.53

Stock Repurchase Program

In December 2015, the Board of Directors established a stock repurchase program ("Stock Repurchase Program") authorizing the Company to repurchase up to 500,000 shares of Class A Stock. On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares. On August 3, 2017 and May 8, 2018, the Board of Directors authorized the repurchase of an additional 1 million and 500,000 shares, respectively. On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares. Our stock repurchase program is not subject to an expiration date.

The following table presents the Company's stock repurchase activity and remaining authorization:

For the period ended June 30, 2024:	Number of shares purchased	Average price per share
Remaining repurchase authorization December 31, 2023	156,664
Share repurchases under stock repurchase program (1)	(117,354)	$33.63
Remaining repurchase authorization March 31, 2024 (2)	389,310
Share repurchases under stock repurchase program (1)	(65,469)	$33.88
Remaining repurchase authorization June 30, 2024	323,841
For the period ended June 30, 2023:
Remaining repurchase authorization December 31, 2022	609,352
Share repurchases under stock repurchase program (1)	(52,307)	$37.27
Remaining repurchase authorization March 31, 2023	557,045
Share repurchases under stock repurchase program (1)	(211,870)	$35.95
Remaining repurchase authorization June 30, 2023	345,175

(1) Repurchases totaled $2.2 million and $7.6 million for the three-month periods ended June 30, 2024 and 2023, respectively. Repurchases totaled $6.2 and $9.6 million for the six-month periods ended June 30, 2024 and 2023, respectively.

(2) On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares.

Dividends

During the three and six-month periods ended June 30, 2024 and 2023, the Company declared dividends of $0.10 per share to Class A and Class B shareholders.

9.    Goodwill

At June 30, 2024 and December 31, 2023, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three and six months ended June 30, 2024 or 2023, and as such there was no impairment analysis performed or charge recorded.

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

11.    Subsequent Events

From July 1, 2024 to August 9, 2024, the Company repurchased 84,861 shares at an average price of $31.43 per share.

On August 7, 2024, the Board of Directors approved a $0.20 per share shareholder designated charitable contribution. If all eligible shares outstanding were registered to participate, the total contribution would total $4.3 million.

On August 7, 2024, the Board of Directors increased the buyback authorization under the Stock Repurchase Program by 200,000 shares of Class A Stock.

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

As the business and investor base expanded, we launched an offshore version in 1989. Building on our strengths in global event-driven value investing, several investment vehicles have been added to balance investors’ geographic, strategic and sector-specific needs. Today, we manage investments in multiple categories, including merger arbitrage, long/short value and other strategies.

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

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended June 30, 2024 and 2023:

($000s except per share data or as noted)

	Second Quarter
	2024	2023
AUM - end of period (in millions)	$1,362	$1,549
AUM - average (in millions)	$1,446	$1,640
Net income per share-diluted	$0.14	$0.15
Book value per share at June 30	$42.87	$41.41

Condensed Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. In light of the ongoing dynamics created by the conflicts in the Middle East and the Ukraine and their impact on the global economy and markets, we could experience higher volatility in the short-term returns of our funds.

Incentive fees generally consist of an incentive allocation on the absolute gain in a portfolio generally equating to 20% of the economic profit, as defined in the agreements governing the investment vehicle or account. We recognize such revenue only when the measurement period has been completed, generally in December or at the time of an investor redemption.

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

Condensed Consolidated Statements of Financial Condition

We ended the second quarter of 2024 with approximately $880.6 million in cash and investments, net of securities sold, not yet purchased of $6.4 million. This includes $341.3 million of cash and cash equivalents; $46.1 million of U.S. Treasury obligations; $223.7 million of securities, net of securities sold, not yet purchased, including shares of GAMCO Investors, Inc. ("GAMCO") with a market value of $57.3 million; and $269.5 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $55.0 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $915.5 million or $42.87 per share as of June 30, 2024, compared to $907.0 million or $42.11 per share as of December 31, 2023. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2023 was largely attributable to income for the year to date period.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Investment advisory and incentive fees	$2,489	$2,280	$5,396	$4,691
Other revenues	106	102	210	156
Total revenues	2,595	2,382	5,606	4,847
Expenses
Compensation	3,942	3,789	7,762	7,359
Management fee	442	544	2,424	3,087
Other operating expenses	1,885	1,520	4,064	3,005
Total expenses	6,269	5,853	14,250	13,451
Operating loss	(3,674)	(3,471)	(8,644)	(8,604)
Other income
Net gain/(loss) from investments	(159)	3,297	16,635	23,808
Interest and dividend income	7,860	5,968	13,843	11,161
Interest expense	(69)	(156)	(152)	(254)
Shareholder-designated contribution	(380)	(498)	(449)	(1,369)
Total other income, net	7,252	8,611	29,877	33,346
Income before income taxes	3,578	5,140	21,233	24,742
Income tax expense	684	1,840	4,482	3,420
Income before noncontrolling interests	2,894	3,300	16,751	21,322
Income/(loss) attributable to noncontrolling interests	(91)	(71)	(55)	197
Net income attributable to Associated Capital Group, Inc.'s shareholders	$2,985	$3,371	$16,806	$21,125

Net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$0.14	$0.15	$0.78	$0.96
Diluted	$0.14	$0.15	$0.78	$0.96

Weighted average shares outstanding (thousands):
Basic	21,392	21,870	21,446	21,920
Diluted	21,392	21,870	21,446	21,920

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues

Total revenues in the second quarter were $2.6 million compared to $2.4 million in the second quarter of 2023.  Revenues generated by the GAMCO International SICAV – GAMCO Merger Arbitrage (the “SICAV”) were $1.3 million versus $1.0 million in the prior year period. All other revenues were $1.3 million compared to $1.4 million in the year-ago quarter.

Starting in December 2023, the SICAV revenue recognized by the Company for its services increased to 100% of the revenues received by Gabelli Funds, LLC. In turn, AC now pays the marketing expenses of the SICAV that were previously paid by Gabelli Funds and remits an admin fee to GAMCO for administrative services provided to the SICAV. This change better aligns the financial arrangements with the services rendered by each party. The net effect of this change did not have a material impact on our operating results.

Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. There were no material unrecognized incentive fees for the quarters ended June 30, 2024 and 2023.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $3.9 million and $3.8 million for the three month periods ended June 30, 2024 and 2023, respectively, primarily driven by higher stock-based compensation expense in 2024 offset partially by lower variable based compensation expense in 2024 driven by lower average AUM.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of income before management fee and income taxes and excluding the impact of consolidating entities and is payable to Mario J. Gabelli, Executive Chair, or his designee pursuant to his employment agreement. Management fee expense of $0.4 million was recorded for the three-month period ended June 30, 2024 compared to $0.5 million for the three-month period ended June 30, 2023.

Other operating expenses were $1.9 million during the three months ended June 30, 2024 compared to $1.5 million in the prior year's quarter driven primarily by marketing expenses on the newly realigned SICAV.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment losses were $0.2 million in the 2024 quarter compared to gains of $3.3 million in the comparable 2023 quarter.

Interest and dividend income increased to $7.9 million in the 2024 quarter from $6.0 million in the 2023 quarter primarily driven by increased interest income as a result of higher sustained interest rates in the 2024 quarter.

Shareholder-designated contributions in the 2024 quarter decreased to $0.4 million compared to $0.5 million in the prior year’s quarter, driven by timing of contributions.

Income taxes

The effective tax rate for the three months ended June 30, 2024 and 2023 was 19.1% and 35.8%, respectively. The difference in effective tax rate period over period is primarily driven by deferred tax benefits from a foreign investment which reduced the current quarter's effective tax rate.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues

Total revenues for the six months ended June 30, 2024 were $5.6 million compared to $4.8 million in the six months ended June 30, 2023. Revenues generated by the GAMCO International SICAV – GAMCO Merger Arbitrage (the “SICAV”) were $3.0 million versus $2.1 million in the prior year period. All other revenues were $2.6 million compared to $2.7 million in the year-ago quarter driven by lower average AUM in 2024.

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

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $7.8 million and $7.4 million for the six month periods ended June 30, 2024 and 2023, respectively, primarily driven by higher stock-based compensation expense in 2024, offset partially by lower variable based compensation expense.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of income before management fee and income taxes and excluding the impact of consolidating entities and is payable to Mario J. Gabelli, Executive Chair, or his designee pursuant to his employment agreement. Management fee expense was $2.4 million and $3.1 million for the six month periods ended June 30, 2024 and 2023, respectively.

Other operating expenses were $4.1 million during the six months ended June 30, 2024 compared to $3.0 million in the prior year period driven primarily by marketing expenses on the newly realigned SICAV.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $16.6 million in the 2024 period compared to $23.8 million in the 2023 period.

Interest and dividend income increased to $13.8 million in the 2024 period from $11.2 million in the 2023 period primarily driven by increased interest income as a result of higher sustained interest rates in the 2024 period.

Shareholder-designated contributions for the six months ended June 30, 2024 decreased to $0.4 million compared to $1.4 million in the prior year period, driven by timing of contributions.

Income taxes

The effective tax rate for the six months ended June 30, 2024 and 2023 was 21.1% and 13.8%, respectively. The difference in effective tax rate period over period is primarily driven by deferred tax benefits from a foreign investment which reduced the prior year's effective tax rate

ASSETS UNDER MANAGEMENT

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

Assets under management were $1.4 billion as of June 30, 2024 compared to $1.6 billion at December 31, 2023. The decrease from year-end was primarily attributable to investor outflows.

Assets Under Management (in millions)

				% Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2024	2023	2023	2023	2023
Merger Arbitrage(a)	$1,127	$1,312	$1,286	(14.1)	(12.4)
Long/Short Value	199	244	230	(18.4)	(13.5)
Other	36	35	33	2.9	9.1
Total AUM	$1,362	$1,591	$1,549	(14.4)	(12.1)

(a) Includes $468, $621, and $579 of sub-advisory AUM related to GAMCO International SICAV - GAMCO Merger Arbitrage, $66, $69, and $66 of sub-advisory AUM related to Gabelli Merger Plus+ Trust Plc and $128, $240 and $141 of 100% U.S. Treasury Fund managed by GAMCO at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.

Fund flows for the three months ended June 30, 2024 (in millions):

	March 31, 2024	Market Appreciation/ (Depreciation)	Foreign Currency(1)	Net Inflows/ (Outflows)	June 30, 2024
Merger Arbitrage	$1,262	$(25)	$(4)	$(106)	$1,127
Long/Short Value	251	(6)	-	(46)	199
Other	36	-	-	-	36
Total AUM	$1,549	$(31)	$(4)	$(152)	$1,362

(1) Reflects the impact of currency fluctuations of non-US dollar denominated classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management decreased on a net basis by $187 million for the quarter ended June 30, 2024 due to net investor outflows of $152 million, market depreciation of $31 million and the impact of currency fluctuations in non-US dollar denominated classes of investment funds of $4 million.

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

Summary cash flow data is as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$28,623	$179,403
Investing activities	(640)	676
Financing activities	(8,662)	(15,058)
Net increase in cash, cash equivalents and restricted cash	19,321	165,021
Cash, cash equivalents and restricted cash at beginning of period	347,057	221,269
Cash, cash equivalents and restricted cash at end of period	$366,378	$386,290

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At June 30, 2024, we had cash and cash equivalents of $341.3 million, Investments in U.S. Treasury Bills of $46.1 million and $223.7 million of investments net of securities sold, not yet purchased of $6.4 million. Included in cash and cash equivalents as of June 30, 2024 is $3.5 million which is held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $28.6 million for the six months ended June 30, 2024. Operating cash flows in 2024 are driven by our net income of $16.8 million, $22.9 million of net decreases in securities, and net distributions from investment partnerships of $4.1 million. These were offset partially by adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes of $13.8 million, and $1.4 million of net receivables/payables. Net cash used in investing activities was $0.6 million primarily due to purchases of securities of $5.0 million, partially offset by proceeds from sales of securities of $3.5 million and return of capital on securities of $0.9 million. Net cash used in financing activities was $8.7 million resulting primarily from stock buyback payments of $6.2 million, dividends paid of $2.1 million and redemptions of redeemable noncontrolling interests of $0.4 million.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s condensed consolidated financial condition, operations, or cash flows at June 30, 2024. See also Note 10, Guarantees, Contingencies and Commitments, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
04/01/24 - 04/30/24	14,749	$32.75	14,749	374,561
05/01/24 - 05/31/24	23,795	33.83	23,795	350,766
06/01/24 - 06/30/24	26,925	34.54	26,925	323,841
Totals	65,469	$33.88	65,469

ITEM 6:                     (a) Exhibits

Exhibit Number	Description of Exhibit

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

Date: August 9, 2024