Form 10-Q
period 2024-09-30
Associated Capital Group, Inc.
filed 2024-11-13
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at November 1, 2024
Class A Common Stock, .001 par value	2,286,564
Class B Common Stock, .001 par value	18,950,571

As of November 1, 2024, 2,286,564 shares of class A common stock and 18,950,571 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 301,595 Phantom Restricted Stock Awards outstanding as of September 30, 2024.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of 3 months or less)	$260,868	$317,487
Investments in U.S. Treasury Bills with maturities greater than 3 months	115,829	89,155
Investments in equity securities (includes GAMCO stock with a fair value of $56.4 million and $45.6 million, respectively)	249,669	196,583
Investments in affiliated registered investment companies	140,355	126,751
Investments in partnerships	138,905	142,974
Receivable from brokers	26,985	16,005
Receivable from brokers (cash held for real estate purchase)	-	14,263
Investment advisory fees receivable	1,233	4,711
Receivable from affiliates	5,169	876
Income taxes receivable, including deferred tax assets, net	2,588	8,474
Goodwill	3,519	3,519
Other assets	32,033	22,999
Total assets	$977,153	$943,797

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$7,865	$4,459
Income taxes payable, including deferred tax liabilities, net	989	-
Compensation payable	17,488	15,169
Securities sold, not yet purchased	7,376	5,918
Accrued expenses and other liabilities	2,288	5,173
Dividend payable	42,494	-
Total liabilities	78,500	30,719

Redeemable noncontrolling interests	5,836	6,103

Commitments and contingencies (Note 10)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,641,601 shares issued; 2,296,995 and 2,587,036 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,950,571 outstanding, respectively	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	43,647	48,231
Treasury stock, at cost (4,344,606 and 4,054,565 shares, respectively)	(149,902)	(140,328)
Total equity	892,817	906,975
Total liabilities, redeemable noncontrolling interests and equity	$977,153	$943,797

As of September 30, 2024 and December 31, 2023, certain balances include amounts related to a consolidated variable interest entity (“VIE”) and voting interest entity (“VOE”). See Note 4.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Investment advisory and incentive fees	$2,310	$2,098	$7,706	$6,789
Other revenues	105	102	315	258
Total revenues	2,415	2,200	8,021	7,047
Expenses
Compensation	4,215	4,078	11,977	11,437
Management fee	3,312	(12)	5,736	3,075
Other operating expenses	1,804	1,655	5,868	4,660
Total expenses	9,331	5,721	23,581	19,172
Operating loss	(6,916)	(3,521)	(15,560)	(12,125)
Other income/(expense)
Net gain/(loss) from investments	26,173	(2,173)	42,808	21,635
Interest and dividend income	11,142	6,336	24,985	17,497
Interest expense	(76)	(134)	(228)	(388)
Shareholder-designated contribution	-	(235)	(449)	(1,604)
Total other income, net	37,239	3,794	67,116	37,140
Income before income taxes	30,323	273	51,556	25,015
Income tax expense	6,933	166	11,415	3,586
Income before noncontrolling interests	23,390	107	40,141	21,429
Income attributable to noncontrolling interests	148	123	93	320
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$23,242	$(16)	$40,048	$21,109

Net income/(loss) per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$1.09	$0.00	$1.87	$0.97
Diluted	$1.09	$0.00	$1.87	$0.97

Weighted average shares outstanding (in thousands):
Basic	21,275	21,672	21,389	21,836
Diluted	21,275	21,672	21,389	21,836

Actual shares outstanding (in thousands)	21,248	21,623	21,248	21,623

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

UNAUDITED

(Dollars in thousands)

	Three Months Ended September 30, 2024
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at June 30, 2024	$25	$62,899	$999,047	$(146,492)	$915,479	$5,688
Net income/(loss)	-	23,242	-	-	23,242	148
Dividends declared ($2.00 per share)	-	(42,494)	-	-	(42,494)	-
Purchases of treasury stock	-	-	-	(3,410)	(3,410)	-
Balance at September 30, 2024	$25	$43,647	$999,047	$(149,902)	$892,817	$5,836

	Three Months Ended September 30, 2023
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at June 30, 2023	$25	$34,063	$999,047	$(133,568)	$899,567	$7,086
Redemptions of noncontrolling interests	-	-	-	-	-	(76)
Net income/(loss)	-	(16)	-	-	(16)	123
Purchases of treasury stock	-	-	-	(3,815)	(3,815)	-
Balance at September 30, 2023	$25	$34,047	$999,047	$(137,383)	$895,736	$7,133

	Nine Months Ended September 30, 2024
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2023	$25	$48,231	$999,047	$(140,328)	$906,975	$6,103
Redemptions of noncontrolling interests	-	-	-	-	-	(360)
Net income/(loss)	-	40,048	-	-	40,048	93
Dividends declared ($2.10 per share)	-	(44,632)	-	-	(44,632)	-
Purchases of treasury stock	-	-	-	(9,574)	(9,574)	-
Balance at September 30, 2024	$25	$43,647	$999,047	$(149,902)	$892,817	$5,836

	Nine Months Ended September 30, 2023
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2022	$25	$15,126	$999,047	$(124,002)	$890,196	$10,193
Redemptions of noncontrolling interests	-	-	-	-	-	(3,380)
Net income/(loss)	-	21,109	-	-	21,109	320
Dividends declared ($0.10 per share)	-	(2,188)	-	-	(2,188)	-
Purchases of treasury stock	-	-	-	(13,381)	(13,381)	-
Balance at September 30, 2023	$25	$34,047	$999,047	$(137,383)	$895,736	$7,133

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net income	$40,141	$21,429
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in net (gains)/losses from partnerships	(8,624)	848
Depreciation and amortization	272	270
Deferred income taxes	9,037	(246)
Donated securities	1,346	1,107
Unrealized gains on securities	(31,381)	(15,703)
Realized gains on sales of securities	(4,792)	(4,108)
(Increase)/decrease in assets:
Investments in trading securities	(54,118)	184,788
Investments in partnerships:
Contributions to partnerships	(9,700)	(2,390)
Distributions from partnerships	22,394	9,166
Receivable from affiliates	(4,293)	2,172
Receivable from brokers	(976)	(1,877)
Investment advisory fees receivable	3,478	2,536
Income taxes receivable	(2,682)	2,644
Other assets	(9,306)	65
Increase/(decrease) in liabilities:
Payable to brokers	3,406	(2,166)
Income taxes payable	520	43
Compensation payable	2,319	(3,021)
Accrued expenses and other liabilities	(2,885)	(742)
Total adjustments	(85,985)	173,386
Net cash (used in)/provided by operating activities	(45,844)	194,815

Investing activities
Purchases of securities	(9,185)	(1,162)
Proceeds from sales of securities	5,023	2,245
Return of capital on securities	1,200	1,247
Net (used in)/provided by investing activities	$(2,962)	$2,330

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Financing activities
Dividends paid	$(2,138)	$(2,188)
Purchases of treasury stock	(9,574)	(13,381)
Redemptions of redeemable noncontrolling interests	(360)	(3,380)
Net cash used in financing activities	(12,072)	(18,949)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(60,878)	178,196
Cash, cash equivalents and restricted cash at beginning of period	347,057	221,269
Cash, cash equivalents and restricted cash at end of period	$286,179	$399,465

Supplemental disclosures of cash flow information:
Cash paid for interest	$228	$134
Cash paid for taxes	$4,509	$849

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$260,868	$381,253
Cash held for real estate purchase included in receivable from brokers	-	13,059
Cash included in receivable from brokers	12,443	-
Restricted cash included in receivable from brokers	12,868	5,153
Cash, cash equivalents and restricted cash	$286,179	$399,465

Supplemental disclosure of non-cash activity:

-

On September 19, 2024, the Board of Directors declared a special cash dividend of $2.00 per share, payable on November 4, 2024, to Class A and Class B shareholders of record on October 21, 2024. The aggregate payment will be $42,494 thousand based on the shares outstanding as of the record date. The liability for this dividend is recorded within Dividend payable on our condensed consolidated statements of financial condition as of September 30, 2024.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

For the three and nine months ended September 30, 2024 and 2023, there were no items related to other comprehensive income.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Developments

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements. The new standard will require enhanced disclosures about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period, including for companies with a single reportable segment. The standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.

2.    Revenue

The Company’s major revenue sources are as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment advisory and incentive fees
Asset-based advisory fees	$1,175	$1,265	$3,619	$3,871
Performance-based advisory fees	48	1	49	2
Sub-advisory fees	1,087	832	4,038	2,916
Total investment advisory and incentive fees	2,310	2,098	7,706	6,789

Other	105	102	315	258

Total revenues	$2,415	$2,200	$8,021	$7,047

3.    Investments in Securities

Investments in securities at September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$114,578	$115,829	$88,300	$89,155
Equity Securities:
Common stocks	229,350	244,874	198,269	191,346
Mutual funds	651	1,450	566	1,186
Other investments	4,164	3,345	5,166	4,051
Total investments in equity securities	234,165	249,669	204,001	196,583
Total investments in securities	$348,743	$365,498	$292,301	$285,738

In September 2024, GAMCO Investors, Inc. declared a special cash dividend of $2 per share on their class A common stock and class B common stock. As of September 30, 2024, Receivable from affiliates on the condensed consolidated statements of financial condition included $4.6 million for dividends receivable based on the 2.3 million shares of GAMCO class A stock that we held on the declaration date.

Securities sold, not yet purchased at September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value

Common stocks	$6,604	$6,838	$5,227	$5,035
Other investments	114	538	631	883
Total securities sold, not yet purchased	$6,718	$7,376	$5,858	$5,918

Investments in affiliated registered investment companies at September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value

Closed-end funds	$39,924	$57,898	$39,680	$53,048
Mutual funds	54,898	82,457	50,136	73,703
Total investments in affiliated registered investment companies	$94,822	$140,355	$89,816	$126,751

4.    Investment Partnerships and Other Entities

The Company is a general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). The Company had investments in Affiliated Entities totaling $99.1 million and $107.4 million at September 30, 2024 and December 31, 2023, respectively. The Company also had investments in unaffiliated partnerships, offshore funds and other entities of $39.8 million and $35.6 million at September 30, 2024, and December 31, 2023, respectively (“Unaffiliated Entities”). We evaluate each entity to determine its appropriate accounting treatment and disclosure. Certain of the Affiliated Entities, and none of the Unaffiliated Entities, are consolidated.

Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities in net gain/(loss) from investments on the condensed consolidated statements of income.

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

Consolidated Entities

The following table reflects the net impact of the consolidated investment partnerships (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	September 30, 2024
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$258,195	$2,673	$260,868
Investments in U.S. Treasury Bills	113,338	2,491	115,829
Investments in equity securities	183,191	66,478	249,669
Investments in affiliated registered investment companies	195,119	(54,764)	140,355
Investments in partnerships	159,717	(20,812)	138,905
Receivable from brokers	17,556	9,429	26,985
Investment advisory fees receivable	1,240	(7)	1,233
Other assets(1)	40,645	2,664	43,309
Total assets	$969,001	$8,152	$977,153
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$6,903	$473	$7,376
Payable to brokers and other liabilities(1)	26,787	1,843	28,630
Dividends payable	42,494	-	42,494
Redeemable noncontrolling interests	-	5,836	5,836
Total equity	892,817	-	892,817
Total liabilities, redeemable noncontrolling interests and equity	$969,001	$8,152	$977,153

	December 31, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$299,508	$17,979	$317,487
Investments in U.S. Treasury Bills	79,714	9,441	89,155
Investments in equity securities	149,154	47,429	196,583
Investments in affiliated registered investment companies	181,641	(54,890)	126,751
Investments in partnerships	163,226	(20,252)	142,974
Receivable from brokers(1)	25,026	5,242	30,268
Investment advisory fees receivable	4,714	(3)	4,711
Other assets(1)	33,444	2,424	35,868
Total assets	$936,427	$7,370	$943,797
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$5,639	$279	$5,918
Payable to brokers and other liabilities(1)	23,813	988	24,801
Redeemable noncontrolling interests	-	6,103	6,103
Total equity	906,975	-	906,975
Total liabilities, redeemable noncontrolling interests and equity	$936,427	$7,370	$943,797

(1) Represents the summation of multiple assets and liabilities from the condensed consolidated statements of financial condition.

The following table reflects the net impact of the Consolidated Entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30, 2024
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,527	$(112)	$2,415
Operating loss	(6,545)	(371)	(6,916)
Total other income, net	36,353	886	37,239
Income before noncontrolling interests	23,242	148	23,390
Income attributable to noncontrolling interests	-	148	148
Net income/(loss)	$23,242	$-	$23,242

	Three Months Ended September 30, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,310	$(110)	$2,200
Operating loss	(3,156)	(365)	(3,521)
Total other income, net	3,044	750	3,794
Income/(loss) before noncontrolling interests	(16)	123	107
Income attributable to noncontrolling interests	-	123	123
Net income/(loss)	$(16)	$-	$(16)

	Nine Months Ended September 30, 2024
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$8,349	$(328)	$8,021
Operating loss	(14,423)	(1,137)	(15,560)
Total other income, net	66,050	1,066	67,116
Income before noncontrolling interests	40,048	93	40,141
Income attributable to noncontrolling interests	-	93	93
Net income/(loss)	$40,048	$-	$40,048

	Nine Months Ended September 30, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$7,378	$(331)	$7,047
Operating loss	(10,998)	(1,127)	(12,125)
Total other income/(loss), net	38,670	(1,530)	37,140
Income before noncontrolling interests	21,109	320	21,429
Income attributable to noncontrolling interests	-	320	320
Net income/(loss)	$21,109	$-	$21,109

Variable Interest Entity

We have one investment partnership that is consolidated as a VIE as of September 30, 2024 and December 31, 2023 because AC is the primary beneficiary of the entity. With respect to the consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of the consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in that VIE (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$285	$302
Investments in equity securities	10,458	9,695
Receivable from brokers	22	166
Accrued expenses and other liabilities	(35)	(46)
Redeemable noncontrolling interests	(472)	(451)
AC Group's net interest in consolidated VIE	$10,258	$9,666

Voting Interest Entity

We have one investment partnership that is consolidated as a VOE as of September 30, 2024 and December 31, 2023 because AC has a controlling interest in the entity. This resulted in the consolidation of $73.0 million of assets, $2.5 million of liabilities, and $5.4 million of redeemable noncontrolling interests at September 30, 2024 and $72.4 million of assets, $1.4 million of liabilities, and $5.6 million of redeemable noncontrolling interests at December 31, 2023. AC’s net interest in the consolidated VOE at September 30, 2024 and December 31, 2023 was $65.1 million and $65.4 million, respectively.

Equity Method Investments

The Company’s equity method investments include investments in domestic partnerships and offshore funds. The Company evaluates each of its equity method investments to determine if any are significant as defined in the regulations applicable to smaller reporting companies promulgated by the SEC. As of and for the three and nine months ended September 30, 2024, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present summarized income statement information for any of its equity method investments.

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	September 30, 2024
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$259,247	$-	$-	$259,247
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	115,829	-	-	115,829
Common stocks	242,017	822	2,035	244,874
Mutual funds	1,450	-	-	1,450
Other	2,571	648	126	3,345
Total investments in securities	361,867	1,470	2,161	365,498
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	48,042	-	-	48,042
Preferred securities issued by Closed-end funds (a)	-	-	9,856	9,856
Mutual funds	82,457	-	-	82,457
Total investments in affiliated registered investment companies	130,499	-	9,856	140,355
Total investments held at fair value	492,366	1,470	12,017	505,853
Total assets at fair value	$751,613	$1,470	$12,017	$765,100
Liabilities
Common stocks	$6,838	$-	$-	$6,838
Other	35	503	-	538
Securities sold, not yet purchased	6,873	503	-	7,376
Total liabilities at fair value	$6,873	$503	$-	$7,376

(a) These securities represent privately issued, puttable and callable preferred securities issued by affiliated closed-end funds.

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$315,017	$-	$-	$315,017
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	89,155	-	-	89,155
Common stocks	187,963	1,348	2,035	191,346
Mutual funds	1,186	-	-	1,186
Other	3,347	485	219	4,051
Total investments in securities	281,651	1,833	2,254	285,738
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	44,692	-	-	44,692
Preferred securities issued by Closed-end funds (a)	-	-	8,356	8,356
Mutual funds	73,703	-	-	73,703
Total investments in affiliated registered investment companies	118,395	-	8,356	126,751
Total investments held at fair value	400,046	1,833	10,610	412,489
Total assets at fair value	$715,063	$1,833	$10,610	$727,506
Liabilities
Common stocks	$5,035	$-	$-	$5,035
Other	579	304	-	883
Securities sold, not yet purchased	5,614	304	-	5,918
Total liabilities at fair value	$5,614	$304	$-	$5,918

(a) These securities represent privately issued, puttable and callable preferred securities issued by affiliated closed-end funds.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assets:	2024	2023	2024	2023
Beginning balance	$12,017	$14,491	$10,610	$13,774
Total gains/(losses)	-	(1)	100	(34)
Purchases	-	-	3,900	1,000
Sales/return of capital	-	(880)	(2,593)	(1,130)
Ending balance	$12,017	$13,610	$12,017	$13,610
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$-	$(1)	$100	$(34)

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three and nine months ended September 30, 2024 and 2023, there were no transfers into or out of Level 3.

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

The significant unobservable input used in the fair value measurement of each of the Company’s investments in privately issued preferred securities of closed-end funds is the discount rate. The discount rate was determined using the interest rates of U.S. Treasury Bills that are held over a similar period as the preferred security. The discount rates used in the valuation of these investments as of September 30, 2024 ranged from 3.57% to 4.63% with a weighted average of 4.37% calculated based on the relative fair value. Significant changes in the discount rate could result in a significantly higher or lower fair value measurement of these Level 3 investments.

The Company uses the market approach as the valuation technique to value its investment in common stocks classified as Level 3, specifically considering recent transactions.

6.    Income Taxes

The effective tax rate (“ETR”) for the nine months ended September 30, 2024 and  September 30, 2023 was 22.1% and 14.3%, respectively. The ETR in the year to date periods of 2024 and 2023 differ from the U.S. corporate tax rate of 21% primarily due to (a) deferred tax benefits from a foreign investment, (b) state and local taxes (net of federal benefit) and (c) the deductibility of officers' compensation. The increase in the ETR for the nine months ended September 30, 2024 was primarily due to deferred tax benefits from a foreign investment which reduced the prior year's rate.

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

The computations of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income/(loss) attributable to Associated Capital's shareholders	$23,242	$(16)	$40,048	$21,109

Weighted average number of shares outstanding - basic and diluted	21,275	21,672	21,389	21,836

Basic and Diluted EPS	$1.09	$0.00	$1.87	$0.97

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

Based on the closing price of the Company’s Class A Stock on September 30, 2024 and December 31, 2023, the total liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of September 30, 2024 and December 31, 2023, with respect to the Phantom RSAs was $4.0 million and $3.5 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three and nine month periods ended  September 30, 2024 and 2023, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands, unless otherwise noted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Stock-based compensation expense	$734	$752	$1,491	$957

Remaining expense to be recognized, if all vesting conditions are met(1)			6,751	5,607

Weighted average remaining contractual term (in years)			2.1	2.1

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSAs	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	233,695	$37.38
Granted	-	-
Forfeited	-	-
Vested	-	-
Balance at March 31, 2024	233,695	$37.38
Granted	97,200	34.28
Forfeited	-	-
Vested	(27,300)	35.82
Balance at June 30, 2024	303,595	$36.53
Granted	-	-
Forfeited	(2,000)	36.95
Vested	-	-
Balance at September 30, 2024	301,595	$36.53

Stock Repurchase Program

In December 2015, the Board of Directors established a stock repurchase program ("Stock Repurchase Program") authorizing the Company to repurchase up to 500,000 shares of Class A Stock. On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares. On August 3, 2017 and May 8, 2018, the Board of Directors authorized the repurchase of an additional 1 million and 500,000 shares, respectively. On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares. On August 7, 2024, the Board of Directors authorized the repurchase of an additional 200,000 shares. Our stock repurchase program is not subject to an expiration date.

The following table presents the Company's repurchase activity with respect to its Class A Stock and remaining authorization:

For the three months ended September 30, 2024	Number of shares purchased	Average price per share
Remaining repurchase authorization June 30, 2024	323,841
Share repurchases under stock repurchase program (1)	(107,218)	$31.80
Remaining repurchase authorization September 30, 2024 (2)	416,623
For the nine months ended September 30, 2024:
Remaining repurchase authorization December 31, 2023	156,664
Share repurchases under stock repurchase program (1)	(290,041)	$33.01
Remaining repurchase authorization September 30, 2024 (2)	416,623
For the three months ended September 30, 2023:
Remaining repurchase authorization June 30, 2023	345,175
Share repurchases under stock repurchase program (1)	(103,169)	$36.98
Remaining repurchase authorization September 30, 2023	242,006
For the nine months ended September 30, 2023:
Remaining repurchase authorization December 31, 2022	609,352
Share repurchases under stock repurchase program (1)	(367,346)	$36.43
Remaining repurchase authorization September 30, 2023	242,006

(1) Repurchases totaled $3.4 million and $3.8 million for the three-months ended September 30, 2024 and 2023, respectively. Repurchases totaled $9.6 and $13.4 million for the nine months ended September 30, 2024 and 2023, respectively.

(2) On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares. On August 7, 2024, the Board of Directors authorized the repurchase of an additional 200,000 shares.

Dividends

During the three and nine months ended September 30, 2024, the Company declared dividends of $2.00 per share and $2.10 per share, respectively, to Class A and Class B shareholders totaling $42.5 million and $44.6 million, respectively. The Company declared no dividends during the three month period ended September 30, 2023. For the nine months ended September 30, 2023, the Company declared dividends of $0.10 per share to Class A and Class B shareholders totaling $2.2 million.

9.    Goodwill

At September 30, 2024 and December 31, 2023, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three and nine months ended September 30, 2024 or 2023, and as such there was no impairment analysis performed or charge recorded.

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

11.    Subsequent Events

From October 1, 2024 to November 13, 2024, the Company repurchased 14,625 shares at an average price of $36.17 per share.

On November 8, 2024, the Board of Directors declared a dividend of $0.10 per share, which is payable on December 19, 2024 to Class A and Class B shareholders of record on December 5, 2024.

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

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended September 30, 2024 and 2023:

($000s except per share data or as noted)

	Third Quarter
	2024	2023
AUM - end of period (in millions)	$1,340	$1,588
AUM - average (in millions)	$1,349	$1,580
Net income/(loss) per share-diluted	$1.09	$0.00
Book value per share at September 30	$42.02	$41.43

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

Condensed Consolidated Statements of Financial Condition

We ended the third quarter of 2024 with approximately $898.3 million in cash and investments, net of securities sold, not yet purchased of $7.4 million. This includes $260.9 million of cash and cash equivalents; $115.8 million of U.S. Treasury obligations; $242.3 million of securities, net of securities sold, not yet purchased, including shares of GAMCO Investors, Inc. ("GAMCO") with a market value of $56.4 million; and $279.3 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $55.0 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $892.8 million or $42.02 per share as of September 30, 2024, compared to $907.0 million or $42.11 per share as of December 31, 2023. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The decrease in equity from the end of 2023 was largely attributable to the special $2 per share dividend declared in September 2024.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Investment advisory and incentive fees	$2,310	$2,098	$7,706	$6,789
Other revenues	105	102	315	258
Total revenues	2,415	2,200	8,021	7,047
Expenses
Compensation	4,215	4,078	11,977	11,437
Management fee	3,312	(12)	5,736	3,075
Other operating expenses	1,804	1,655	5,868	4,660
Total expenses	9,331	5,721	23,581	19,172
Operating loss	(6,916)	(3,521)	(15,560)	(12,125)
Other income
Net gain/(loss) from investments	26,173	(2,173)	42,808	21,635
Interest and dividend income	11,142	6,336	24,985	17,497
Interest expense	(76)	(134)	(228)	(388)
Shareholder-designated contribution	-	(235)	(449)	(1,604)
Total other income, net	37,239	3,794	67,116	37,140
Income before income taxes	30,323	273	51,556	25,015
Income tax expense	6,933	166	11,415	3,586
Income before noncontrolling interests	23,390	107	40,141	21,429
Income attributable to noncontrolling interests	148	123	93	320
Net income/(loss) attributable to Associated Capital Group, Inc.'s shareholders	$23,242	$(16)	$40,048	$21,109

Net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$1.09	$0.00	$1.87	$0.97
Diluted	$1.09	$0.00	$1.87	$0.97

Weighted average shares outstanding (thousands):
Basic	21,275	21,672	21,389	21,836
Diluted	21,275	21,672	21,389	21,836

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

Total revenues in the third quarter were $2.4 million compared to $2.2 million in the third quarter of 2023.  Revenues generated by the GAMCO International SICAV – GAMCO Merger Arbitrage (the “SICAV”) were $1.1 million versus $0.8 million in the prior year period. All other revenues were $1.3 million compared to $1.4 million in the year ago quarter.

Starting in December 2023, the Company recognized 100% of the merger arbitrage SICAV revenues received by Gabelli Funds, LLC. In turn, AC pays the marketing expenses of the SICAV previously paid by Gabelli Funds, and remits an administrative fee to Gabelli Funds for administrative services provided. This change better aligns the financial arrangements with the services rendered by each party. The net effect of this change had no material impact on our operating results.

Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. Unrecognized incentive fees at September 30, 2024 approximated $2.9 million. There were no material unrecognized incentive fees as of September 30, 2023.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $4.2 million and $4.1 million for the three month periods ended September 30, 2024 and 2023, respectively, primarily driven by higher performance-based compensation accruals on certain proprietary accounts as a result of performance. This increase was offset partially by lower variable based compensation expense in 2024 driven by lower average AUM.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of income before management fee and income taxes and excluding the impact of consolidating entities and is payable to Mario J. Gabelli, Executive Chair, or his designee pursuant to his employment agreement. Management fee expense of $3.3 million was recorded for the three-month period ended September 30, 2024. There was no management fee expense for the three-month period ended September 30, 2023.

Other operating expenses were $1.8 million during the three months ended September 30, 2024 compared to $1.7 million in the prior year's quarter driven primarily by marketing expenses on the realigned SICAV.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Net gain from investments was $26.2 million for the third quarter of 2024 compared to a loss of $2.2 million in the third quarter of 2023. The primary drivers of this quarter's results included gains from our merger arbitrage partnerships and mutual fund holdings.

Interest and dividend income increased to $11.1 million in the 2024 quarter from $6.3 million in the 2023 quarter primarily driven by a $2 per share special dividend declared on our holdings of GAMCO Investors, Inc.

There were no Shareholder-designated contributions in the 2024 quarter compared to $0.2 million in the 2023 quarter driven by timing of contributions.

Income taxes

The effective tax rate applied to our pre-tax income for the quarter ended September 30, 2024 was 22.9% compared to 60.8% in the 2023 quarter. The difference in effective tax rate period over period is primarily driven by deferred tax expense from a foreign investment which increased the prior year quarter's effective tax rate.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

Total revenues for the nine months ended September 30, 2024 were $8.0 million compared to $7.0 million in the nine months ended September 30, 2023. Revenues generated by the GAMCO International SICAV – GAMCO Merger Arbitrage (the “SICAV”) were $4.0 million versus $2.9 million in the prior year period. All other revenues were $4.0 million compared to $4.1 million in the year-ago quarter driven by lower average AUM in 2024.

Starting in December 2023, the Company recognized 100% of the merger arbitrage SICAV revenues received by Gabelli Funds, LLC. In turn, AC pays the marketing expenses of the SICAV previously paid by Gabelli Funds, and remits an administrative fee to Gabelli Funds for administrative services provided. This change better aligns the financial arrangements with the services rendered by each party. The net effect of this change had no material impact on our operating results.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $12.0 million and $11.4 million for the nine month periods ended September 30, 2024 and 2023, respectively, primarily driven by higher stock-based compensation expense in 2024, offset partially by lower variable based compensation expense.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of income before management fee and income taxes and excluding the impact of consolidating entities and is payable to Mario J. Gabelli, Executive Chair, or his designee pursuant to his employment agreement. Management fee expense was $5.7 million and $3.1 million for the nine month periods ended September 30, 2024 and 2023, respectively.

Other operating expenses were $5.9 million during the nine months ended September 30, 2024 compared to $4.7 million in the prior year period driven primarily by marketing expenses on the realigned SICAV.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $42.8 million in the 2024 period compared to $21.6 million in the 2023 period.

Interest and dividend income increased to $25.0 million in the 2024 period from $17.5 million in the 2023 period primarily driven by a $2 per share special dividend declared on our holdings of GAMCO Investors, Inc. in September 2024 as well as increased interest income as a result of higher sustained interest rates in the 2024 period.

Shareholder-designated contributions for the nine months ended September 30, 2024 decreased to $0.4 million compared to $1.6 million in the prior year period, driven by timing of contributions.

Income taxes

The effective tax rate for the nine months ended September 30, 2024 and 2023 was 22.1% and 14.3%, respectively. The difference in effective tax rate period over period is primarily driven by deferred tax benefits from a foreign investment which reduced the prior year's effective tax rate

ASSETS UNDER MANAGEMENT

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

Assets under management were $1.3 billion as of September 30, 2024 compared to $1.6 billion at December 31, 2023. The decrease from year-end was primarily attributable to investor outflows.

Assets Under Management (in millions)

				% Change From
	September 30,	December 31,	September 30,	December 31,	September 30,
	2024	2023	2023	2023	2023
Merger Arbitrage(a)	$1,095	$1,312	$1,322	(16.5)	(17.2)
Long/Short Value(b)	208	244	233	(14.8)	(10.7)
Other	37	35	33	5.7	12.1
Total AUM	$1,340	$1,591	$1,588	(15.8)	(15.6)

(a) Includes $431, $621, and $613 of sub-advisory AUM related to GAMCO International SICAV - GAMCO Merger Arbitrage, $68, $69, and $67 of sub-advisory AUM related to Gabelli Merger Plus+ Trust Plc at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.

(b) Includes $201, $237 and $226 where Associated Capital receives only performance fees, less expenses of $25, $25, and $24, respectively.

Fund flows for the three months ended September 30, 2024 (in millions):

	June 30, 2024	Market Appreciation/ (Depreciation)	Foreign Currency(1)	Net Inflows/ (Outflows)	September 30, 2024
Merger Arbitrage	$1,127	$49	$11	$(92)	$1,095
Long/Short Value	199	9	-	-	208
Other	36	2	-	(1)	37
Total AUM	$1,362	$60	$11	$(93)	$1,340

(1) Reflects the impact of currency fluctuations of non-US dollar denominated classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management decreased on a net basis by $22 million for the quarter ended September 30, 2024 due to net investor outflows of $93 million, offset partially by market appreciation of $60 million and the impact of currency fluctuations in non-US dollar denominated classes of investment funds of $11 million.

Liquidity and Capital Resources

Our principal assets consist of cash and cash equivalents; treasury securities; marketable securities, primarily equities, including 2.3 million shares of GAMCO; and interests in affiliated and third-party funds and partnerships. Although Investment Partnerships may be subject to restrictions as to the timing of distributions, the underlying investments of such Investment Partnerships are generally liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$(45,844)	$194,815
Investing activities	(2,962)	2,330
Financing activities	(12,072)	(18,949)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(60,878)	178,196
Cash, cash equivalents and restricted cash at beginning of period	347,057	221,269
Cash, cash equivalents and restricted cash at end of period	$286,179	$399,465

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At September 30, 2024, we had cash and cash equivalents of $260.9 million, Investments in U.S. Treasury Bills of $115.8 million and $242.3 million of investments net of securities sold, not yet purchased of $7.4 million. Included in cash and cash equivalents as of September 30, 2024 is $2.7 million which is held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $45.8 million for the nine months ended September 30, 2024. Operating cash flows in 2024 are driven by an increase in trading securities of $54.1 million, primarily driven by the investment of cash and cash equivalents into treasuries with maturities in excess of 90 days. In addition, also contributing to the cash used in operating activities was $34.1 million of adjustments for noncash items, primarily gains on investment securities and partnership investments, and $10.4 million of net receivables/payables. These uses of operating cash were partially offset by our net income of $40.1 million and net distributions from partnerships of $12.7 million. Net cash used in investing activities was $3.0 million primarily due to purchases of securities of $9.2 million, partially offset by proceeds from sales of securities of $5.0 million and return of capital on securities of $1.2 million. Net cash used in financing activities was $12.1 million resulting primarily from stock buyback payments of $9.6 million, dividends paid of $2.1 million and redemptions of redeemable noncontrolling interests of $0.4 million.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s condensed consolidated financial condition, operations, or cash flows at September 30, 2024. See also Note 10, Guarantees, Contingencies and Commitments, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
07/01/24 - 07/31/24	83,738	$31.39	83,738	240,103
08/01/24 - 08/31/24	13,996	33.27	13,996	426,107	(1)
09/01/24 - 09/30/24	9,484	33.24	9,484	416,623
Totals	107,218	$31.80	107,218

(1) On August 7, 2024, the Board of Directors authorized the repurchase of an additional 200,000 shares.

ITEM 6:                     (a) Exhibits

Exhibit Number	Description of Exhibit

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

Date: November 13, 2024