Form 10-K
period 2024-12-31
Associated Capital Group, Inc.
filed 2025-03-19
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the class A common stock held by non-affiliates of the registrant as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $88.3 million.

As of March 11, 2025, 2,201,859 shares of class A common stock and 18,950,571 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chair, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 301,595 Phantom Restricted Stock Awards outstanding as of December 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Associated Capital Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

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

On August 7, 2024, the Board of Directors approved a $0.20 per share shareholder designated charitable contribution (“SDCC”) for registered shareholders. In the first quarter of 2025, we completed the distribution of approximately $4.0 million to various organizations selected by our shareholders for our 2024 program. Since our 2015 spin off as a public company, the shareholders of AC have donated approximately $42 million, including the most recent SDCC, to over 200 501(c)(3) organizations that address a broad range of local, national and international concerns.

ITEM 1:	BUSINESS

(Y)our Business

We are a Delaware corporation, incorporated in 2015, that provides alternative investment management services and operates a direct investment business to invest and control businesses that fit our criteria over time. Additionally, we derive income from proprietary investments.

Alternative Investment Management

MERGER
MASTERS
TALES OF ARBITRAGE
KATE WELLING AND
MARIO GABELLI
Columbia Business School
Publishing

DEALS . . .
DEALS . . .
AND MORE
DEALS
Risk Arbitrage –
The Announcement of a Merger is
the Beginning of an Opportunity
REGINA M. PITARO
GABELLI ASSET MANAGEMENT INC.

Deals... Deals... And More Deals
アービトラージの
極意
M&Aの舞台裏で取り組む賢明な運用術とは？
著者：レジーナ・M.ピタロ

DEALS...
DEALS...
Y MÁS
DEALS
Arbitraje de Riesgo -
El anuncio de una fusión es el
comienzo de una oportunidad
REGINA M. PITARO
DIRECTORA GERENTE
GABELLI ASSET MANAGEMENT

صفقات...
صفقات...
والمزيد
من الصفقات
مواجهة المخاطر -
إعلان الاندماج هو
بداية الفرصة
Regina M. Pitaro
المديرة الإدارية لشركة
غابيلي لإدارة الأصول

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

In merger arbitrage, the goal is to earn absolute positive returns. We introduced our first limited partnership, Gabelli Arbitrage (renamed Gabelli Associates Fund), in February 1985. Our typical investment process begins when a deal is announced, buying shares of the target at a discount to the stated deal terms, earning the spread until the deal closes, and reinvesting the proceeds in new deals in a similar manner. By owning a diversified portfolio of transactions, we mitigate the adverse impact of single deal-specific risks. Since inception, we have compounded net annual returns of 7.1% with 38 of 40 positive years, net, overall. As a result, a $10 million investment by a tax free vehicle in this fund at its inception would be worth more than $140 million as of December 31, 2024. In addition, the value of the investment would have exhibited significantly less volatility than that of broad equity indices.

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

Assets Under Management

As of December 31, 2024, we managed approximately $1.25 billion in assets vs. $1.59 billion at December 31, 2023. The following table sets forth total AUM, including investment funds and separately managed accounts, for the dates shown:

	December 31,
($ in millions)	2024	2023	2020	2015
Merger Arbitrage	$1,003	$1,312	$1,126	$869
Long/Short Value(a)	209	244	180	145
Other(b)	36	35	45	66
Total AUM	$1,248	$1,591	$1,351	$1,080

Composition of AUM (% of Total AUM):
Domestic Clients	35%	32%	34%	65%
International Clients	65%	68%	66%	35%

(a)	Assets under management represent the assets invested in this strategy that are attributable to Associated Capital Group, Inc.
(b)	Includes investment vehicles focused on private equity, merchant banking, non-investment grade credit and capital structure arbitrage.

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

Laws and Other Issues Relating to Taking Significant Equity Stakes in Companies

Investments by AC, its affiliates, and those made on behalf of their respective advisory clients and Investment Partnerships often represent a significant equity ownership position in an issuer’s equity. This may be due to the fact that AC is deemed to be a member of a “group” that includes GAMCO, an entity under common control with AC, and, therefore, may be deemed to beneficially own the securities owned by other members of the group under applicable securities regulations. As of December 31, 2024, by virtue of being a member of the group, AC was deemed to hold five percent or more beneficial ownership with respect to approximately 56 equity securities. This activity raises frequent regulatory, legal and disclosure issues regarding our aggregate beneficial ownership level with respect to portfolio securities, including issues relating to issuers’ stockholder rights plans or “poison pills”, various federal and state regulatory limitations, including (i) state gaming laws and regulations, (ii) federal communications laws and regulations, (iii) federal and state public utility laws and regulations, (iv) federal proxy rules governing stockholder communications, and (v) federal laws and regulations regarding the reporting of beneficial ownership positions. Our failure to comply with these requirements could have a material adverse effect on us.

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

Employees

On March 11, 2025, we had a full-time staff of 24 teammates, of whom 9 served in the portfolio management, research and trading areas, 7 served in the marketing and shareholder servicing areas and 8 served in the finance, legal, operations and administrative areas. We also avail ourselves of services provided by GAMCO, in accordance with a transitional services agreement that was entered into with GAMCO as part of AC’s spin-off from GAMCO on November 30, 2015, and also have access to their global team of research analysts and industry conferences hosted by Gabelli Funds.

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

Our offices are owned by a wholly-owned subsidiary of AC and are located at 191 Mason Street, Greenwich, CT 06830. A portion of the space is leased to affiliates. AC received $133.2 thousand and $133.8 thousand from affiliates (primarily GAMCO) pursuant to lease agreements for this property for 2024 and 2023, respectively. These amounts are included in other revenues in the consolidated statements of income.

AC acquired 3 St. James Place, London, UK on March 3, 2020, which was fully leased to GAMCO commencing 2021. For the years ended December 31, 2024 and 2023, the Company received $285.9 thousand and $227.1 thousand, respectively, under the lease agreement. These amounts are included in other revenues in the consolidated statements of income.

During 2024 and 2023, AC paid $74.3 thousand and $74.0 thousand, respectively, to GAMCO pursuant to a sublease based on the percentage of square footage occupied by several AC teammates (including pro rata allocation of common space). These amounts are included in other operating expenses in the consolidated statements of income.

ITEM 3:	LEGAL PROCEEDINGS

From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. Management is not aware of any probable or reasonably possible losses at December 31, 2024. See also Note 12, Guarantees, Contingencies and Commitments, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Stock, Dividends and Stock Repurchase Program

Shares of our Class A common stock ("shares") are traded on the New York Stock Exchange ("NYSE") under the symbol AC.

As of March 11, 2025, there were 114 and 18 holders of record of the Company’s Class A and Class B common stock, respectively. These figures do not include beneficial holders of Class A shares held in “street” name at various brokerage firms.

In December 2015, the Board of Directors established a stock repurchase program authorizing the Company to repurchase up to 500,000 shares. On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares. On August 3, 2017 and May 8, 2018, the Board of Directors authorized the repurchase of an additional 1 million and 500,000 shares, respectively. On February 6, 2024 and August 7, 2024, the Board of Directors authorized the repurchase of an additional 350,000 and 200,000 shares, respectively. Our stock repurchase program is not subject to an expiration date. Shares may be purchased from time to time in the future, however share repurchase amounts and prices may vary after considering a variety of factors, including the Company's financial position, earnings, other alternative uses of cash, macroeconomic issues, and market conditions.

The following table provides information for our repurchase of our Class A common stock during the quarter ended December 31, 2024:

			Total Number of	Maximum
	Total	Average	Shares Repurchased as	Number of Shares
	Number of	Price Paid Per	Part of Publicly	That May Yet Be
	Shares	Share, net of	Announced Plans	Purchased Under
Period	Repurchased	Commissions	or Programs	the Plans or Programs
10/01/24 - 10/31/24	9,599	$36.24	9,599	407,024
11/01/24 - 11/30/24	17,119	36.56	17,119	389,905
12/01/24 - 12/31/24	36,357	35.45	36,357	353,548
Totals	63,075	$35.87	63,075

We have adopted the 2015 Stock Award and Incentive Plan (the “Equity Compensation Plan”). A maximum of 2.0 million shares of Class A Stock have been reserved for issuance as approved by the Company’s stockholders at the annual meeting of stockholders held on May 3, 2016. The Company withdrew the registration statement covering the issuance of those shares as of December 29, 2017.

The number of shares remaining available for future issuance under equity compensation plans is 1.0 million.

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

Financial Highlights

Financial Performance

The following is a summary of the Company’s financial performance for the quarters and years ended December 31, 2024 and 2023:

	Fourth Quarter		Full Year
	2024	2023	2024	2023
AUM - end of period (in millions)	$1,248	$1,591	$1,248	$1,591
AUM - average (in millions)	1,291	1,581	1,410	1,659
Net income per share-diluted	$0.20	$0.76	$2.08	$1.72
Book value per share at December 31(a)	$42.14	$42.11	$42.14	$42.11

(a) Book value per share at December 31, 2024 reflects $2.20 per share of dividends paaid in 2024.

Financial Condition Overview

The Company consolidates certain investment partnerships for which it has a controlling financial interest. The following table reflects the net impact of the consolidated investment partnerships (“Consolidated Entities”) on the consolidated statements of financial condition (in thousands):

	December 31, 2024
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$289,991	$9,560	$299,551
Investments	584,582	(11,740)	572,842
Other	52,929	9,967	62,896
Total assets	$927,502	$7,787	$935,289
Liabilities, redeemable noncontrolling interests and equity
Total liabilities	$34,796	$2,195	$36,991
Redeemable noncontrolling interests	-	5,592	5,592
Total equity	892,706	-	892,706
Total liabilities, redeemable noncontrolling interests and equity	$927,502	$7,787	$935,289

	December 31, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$299,508	$17,979	$317,487
Investments	573,735	(18,272)	555,463
Other	63,184	7,663	70,847
Total assets	$936,427	$7,370	$943,797
Liabilities, redeemable noncontrolling interests and equity
Total liabilities	$29,452	$1,267	$30,719
Redeemable noncontrolling interests	-	6,103	6,103
Total equity	906,975	-	906,975
Total liabilities, redeemable noncontrolling interests and equity	$936,427	$7,370	$943,797

Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. In light of the various ongoing geo-political dynamics and their impact on the global economy and markets, we could experience higher volatility in short-term returns of our funds.

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

Consolidated Statements of Financial Condition

We ended 2024 with approximately $864.1 million in cash and investments, net of securities sold, not yet purchased of $8.4 million. This includes $299.6 million of cash and cash equivalents; $68.3 million of short-term U.S. Treasury obligations; $190.6 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $16.9 million; and $305.5 million invested in affiliated and third-party funds and partnerships, including investments in closed end funds managed by affiliates (primarily GAMCO) which have a value of $83.7 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total equity attributable to shareholders of the Company was $892.7 million or $42.14 per share as of December 31, 2024, compared to $907.0 million or $42.11 per share as of the prior year-end. Shareholders’ equity per share is calculated by dividing the total Associated Capital Group, Inc. equity by the number of common shares outstanding.

Assets Under Management Highlights

We reported assets under management as follows (dollars in millions):

	December 31,	December 31,
	2024	2023	% Change
Merger Arbitrage (a)	$1,003	$1,312	(23.6)
Long/Short Value(b)	209	244	(14.3)
Other	36	35	2.9
Total AUM (c)	$1,248	$1,591	(21.6)

(a) Includes $408 and $621 of sub-advisory AUM related to GAMCO International SICAV - GAMCO Merger Arbitrage, $68 and $69 of sub-advisory AUM related to Gabelli Merger Plus+ Trust Plc at December 31, 2024 and 2023, respectively.

(b) Assets under management represent the assets invested in this strategy that are attributable to Associated Capital Group, Inc.

(c) Includes $234 million and $236 million of proprietary capital, respectively.

Changes in our AUM during 2024 were as follows (dollars in millions):

	December 31,			Investment	Foreign	December 31,
	2023	Inflows	Outflows	Return	Currency(1)	2024
Merger Arbitrage	$1,312	$137	$(453)	$36	$(29)	$1,003
Long/Short Value	244	-	(46)	11	-	209
Other	35	-	(1)	2	-	36
Total AUM	$1,591	$137	$(500)	$49	$(29)	$1,248

(1) Reflects the impact of currency fluctuations in non-US dollar denominated classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management decreased on a net basis by $343 million for the year ended December 31, 2024 due to net investor outflows of $363 million and the impact of currency fluctuations of $29 million from non-US dollar classes of investment funds, this was offset partially by market appreciation of $49 million. In the merger arbitrage strategy, most of the outflows ($198 million) were tied to GAMCO Merger Arbitrage UCITS (a Luxembourg entity organized as an Undertaking for Collective Investment in Transferrable Securities).

Operating Results for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

Revenues

Total revenues were $13.2 million for the year ended December 31, 2024, $0.5 million higher than total revenues of $12.7 million for the year ended December 31, 2023. Total revenues by type were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Investment advisory and incentive fees	12,755	12,324	431	3.5
Other revenues	420	359	61	17.0
Total revenues	$13,175	$12,683	492	3.9

Investment advisory and incentive fees: We earn advisory fees based on our AUM. Investment advisory fees are directly influenced by the amount of average AUM and the fee rates applicable to various accounts.

Advisory and incentive fees were $12.8 million for 2024 compared to $12.3 million for 2023, an increase of $0.4 million. Revenues generated by the GAMCO International SICAV – GAMCO Merger Arbitrage were $5.0 million versus $3.7 million in the prior year period. Starting in December 2023, the Company began recognizing 100% of the merger arbitrage SICAV revenues received by Gabelli Funds, LLC (“Gabelli Funds”). In turn, AC pays the marketing expenses of the SICAV previously paid by Gabelli Funds and remits an administrative fee to Gabelli Funds for administrative services provided. This change better aligns the financial arrangements with the services rendered by each party. The net effect of this change had no material impact on our net operating results.

All other revenues were $8.2 million compared to $9.0 million in the year ago quarter. This decrease is the result of lower performance-based incentive fees and lower average AUM in 2024.

Incentive fees are directly related to the gains generated for our clients’ accounts. We earn a percentage, usually 20%, of such gains. Incentive fees were $3.0 million in 2024 compared to $3.5 million in 2023.

Other revenues: Other revenues were $0.4 million in 2024 and $0.4 million in 2023.

Expenses

Compensation: Compensation, which includes variable compensation, salaries, bonuses and benefits, was $18.3 million for the year ended December 31, 2024 compared to $17.2 million for the year ended December 31, 2023. Fixed compensation expense, which includes salaries, stock-based compensation, bonuses and benefits, increased to $12.4 million in 2024 from $10.9 million in 2023. The remainder of compensation expense represents variable compensation that fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts. Variable payouts are also impacted by the mix of products upon which performance fees are earned and the extent to which they may exceed their allocated costs.

Management fees: Management fee expense is incentive-based and entirely variable compensation equal to 10% of income before management fee and income taxes and excludes the impact of consolidating entities, and is paid to the Executive Chair or his designees pursuant to his employment agreement with AC. In 2024 AC recorded management fee expense of $5.9 million compared to $5.4 million in 2023.

Other operating expenses: Our other operating expenses were $7.8 million in 2024 compared to $6.9 million in 2023. The increase was primarily driven by marketing expenses of the SICAV.

Investment and other non-operating income, net

Net gain from investments: Net gain from investments is directly related to the performance of our proprietary portfolio. For the year ended December 31, 2024, net gains from investments were $42.8 million compared to $43.0 million in 2023.

Interest and dividend income: Interest and dividend income increased to $32.5 million in 2024 from $25.3 million in 2023, primarily due to higher dividend income from our holdings of GAMCO in 2024.

Income Taxes

In 2024, we recorded income tax expense of $8.3 million resulting in an effective tax rate (“ETR”) of 15.8%. In 2023, we recorded an income tax expense of $9.1 million resulting in an ETR of 19.5%. The decrease in rate from 2023 is primarily driven by the dividends received deduction from the special dividend from GAMI and deferred tax benefits from the sale of GAMCO shares which reduced the 2024 rate.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $0.1 million in 2024 compared to $0.3 million in 2023. The decrease was driven primarily by the Gabelli Merger Plus+ Trust tender offers in Q1 2023, which resulted in redemptions of redeemable noncontrolling interests.

Net Income

Net income for the year ended December 31, 2024 was $44.3 million compared to $37.5 million for the prior year. The change was primarily driven by higher dividend income in 2024, as described above.

Liquidity and Capital Resources

Our principal assets consist of cash and cash equivalents; short-term treasury securities; marketable securities, primarily equities, including 0.7 million shares of GAMCO; and interests in affiliated and third-party funds and partnerships. Although Investment Partnerships may be subject to restrictions as to the timing of distributions, the underlying investments of such Investment Partnerships are generally liquid, and the valuations of these products reflect that underlying liquidity.

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash flows provided by/(used in):
Operating activities	$26,874	$145,075
Investing activities	10,980	5,752
Financing activities	(59,208)	(25,039)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(21,354)	125,788
Cash, cash equivalents and restricted cash at beginning of period	347,057	221,269
Cash, cash equivalents and restricted cash at end of period	$325,703	$347,057

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At December 31, 2024, we had cash and cash equivalents of $299.6 million, investments in U.S. Treasury Bills of $68.3 million and $190.6 million of investments, net of securities sold, not yet purchased of $8.4 million. Included in cash and cash equivalents is $9.6 million as of December 31, 2024 which is held by consolidated investment funds and may not be readily available for the Company to access.

Net cash provided by operating activities was $26.9 million in 2024. Operating cash flows in 2024 are driven by our net income of $44.4 million, $11.4 million of net distributions from investment partnerships, $6.4 million of net decreases to investment securities and $4.7 million change in net receivables/payables. These increases were partially offset by $40.0 million of adjustments for noncash items, primarily unrealized gains on investment securities, partnership investments and deferred taxes.

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

Net cash provided by investing activities was $11.0 million in 2024 due to proceeds from sales of securities of $50.6 million and return of capital on securities of $1.2 million, partially offset by purchases of securities of $40.8 million.

Net cash provided by investing activities was $5.8 million in 2023 due to proceeds from sales of securities of $6.0 million and return of capital on securities of $1.3 million, partially offset by purchases of securities of $1.5 million.

Net cash used in financing activities was $59.2 million in 2024 resulting from dividends paid of $46.8 million, stock buyback payments of $11.8 million and redemptions of redeemable noncontrolling interests of $0.6 million.

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

Management determines the appropriate classification of securities at the time of purchase. Government debt with maturities of greater than three months at the time of purchase are considered investments in debt securities. Investments in debt securities are accounted for as either trading, available for sale or held-to-maturity. The Company's investments in debt securities are all classified as trading securities.

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

Investments in Partnerships and Affiliates

The Company is general partner or co-general partner of various managed funds. We also have investments in unaffiliated partnerships, offshore funds and other entities (collectively, “investments in partnerships and affiliates”). The Company accounts for its investments in partnerships and affiliates under the equity method. Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value and are included in investments in partnerships in the consolidated statements of financial condition. Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded in net gain from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when payable, and withdrawals and distributions are recorded as reductions of the investments when receivable. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Associated Capital Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Associated Capital Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, equity and redeemable noncontrolling interests, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Stamford, Connecticut

March 19, 2025

We have served as the Company’s auditor since 2015.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues
Investment advisory and incentive fees	$12,755	$12,324
Other revenues	420	359
Total revenues	13,175	12,683
Expenses
Compensation	18,293	17,246
Management fee	5,870	5,446
Other operating expenses	7,765	6,938
Total expenses	31,928	29,630
Operating loss	(18,753)	(16,947)
Other income
Net gain from investments	42,767	43,033
Interest and dividend income	32,500	25,258
Interest expense	(267)	(462)
Shareholder-designated contribution	(3,512)	(4,017)
Total other income, net	71,488	63,812
Income before income taxes	52,735	46,865
Income tax expense	8,307	9,137
Income before noncontrolling interests	44,428	37,728
Income attributable to noncontrolling interests	100	277
Net income attributable to Associated Capital Group, Inc.'s shareholders	$44,328	$37,451

Net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic	$2.08	$1.72
Diluted	$2.08	$1.72

Weighted average shares outstanding:
Basic	21,347	21,771
Diluted	21,347	21,771

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31,	December 31,
ASSETS	2024	2023
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of 3 months or less)	$299,551	$317,487
Investments in U.S. Treasury Bills with maturities greater than 3 months	68,299	89,155
Investments in equity securities (includes GAMCO stock with a value of $16,920 and $45,602, respectively)	199,040	196,583
Investments in affiliated registered investment companies	165,515	126,751
Investments in partnerships	139,988	142,974
Receivable from brokers	27,634	16,005
Receivable from brokers (cash held for real estate purchase)	-	14,263
Investment advisory fees receivable	4,142	4,711
Receivable from affiliates	636	876
Income taxes receivable, including deferred tax assets, net	6,021	8,474
Goodwill	3,519	3,519
Other assets	20,944	22,999
Total assets	$935,289	$943,797

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$5,491	$4,459
Compensation payable	17,747	15,169
Securities sold, not yet purchased	8,436	5,918
Accrued expenses and other liabilities	5,317	5,173
Total liabilities	36,991	30,719

Redeemable noncontrolling interests	5,592	6,103

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,641,601 shares issued; 2,233,920 and 2,587,036 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,950,571 outstanding	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	45,809	48,231
Treasury stock, at cost (4,407,681 and 4,054,565 shares, respectively)	(152,175)	(140,328)
Total equity	892,706	906,975
Total liabilities, redeemable noncontrolling interests and equity	$935,289	$943,797

As of December 31, 2024 and 2023, certain assets and liabilities include amounts related to a consolidated variable interest entity (“VIE”) and voting interest entity ("VOE"), see Note 5.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands)

For the year ended December 31, 2024

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2023	$25	$48,231	$999,047	$(140,328)	$906,975	$6,103
Redemptions of noncontrolling interests	-	-	-	-	-	(611)
Net income	-	44,328	-	-	44,328	100
Dividends declared ($2.20 per share)	-	(46,750)	-	-	(46,750)	-
Purchases of treasury stock	-	-	-	(11,847)	(11,847)	-
Balance at December 31, 2024	$25	$45,809	$999,047	$(152,175)	$892,706	$5,592

For the year ended December 31, 2023

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2022	$25	$15,126	$999,047	$(124,002)	$890,196	$10,193
Redemptions of noncontrolling interests	-	-	-	-	-	(4,367)
Net income	-	37,451	-	-	37,451	277
Dividends declared ($0.20 per share)	-	(4,346)	-	-	(4,346)	-
Purchases of treasury stock	-	-	-	(16,326)	(16,326)	-
Balance at December 31, 2023	$25	$48,231	$999,047	$(140,328)	$906,975	$6,103

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net income	$44,428	$37,728
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net gains from partnerships	(8,441)	(5,502)
Depreciation and amortization	361	360
Deferred income taxes	3,251	(914)
Donated securities	1,431	1,158
Net unrealized gains on securities	(38,088)	(30,494)
Net realized losses/(gains) on sales of securities	1,423	(3,964)
(Increase)/decrease in assets:
Investments in trading securities	6,407	125,899
Investments in partnerships:
Contributions to partnerships	(16,210)	(3,590)
Distributions from partnerships	27,637	16,616
Receivable from affiliates	240	1,641
Receivable from brokers	(784)	8,567
Investment advisory fees receivable	569	(904)
Income taxes receivable	(798)	2,760
Other assets	1,694	(4,660)
Increase/(decrease) in liabilities:
Payable to brokers	1,032	(3,325)
Compensation payable	2,578	1,233
Accrued expenses and other liabilities	144	2,466
Total adjustments	(17,554)	107,347
Net cash provided by operating activities	26,874	145,075

Investing activities
Purchases of securities	(40,839)	(1,486)
Proceeds from sales of securities	50,634	5,975
Return of capital on securities	1,185	1,263
Net cash provided by investing activities	$10,980	$5,752

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	Year Ended December 31,
	2024	2023
Financing activities
Dividends paid	$(46,750)	$(4,346)
Purchases of treasury stock	(11,847)	(16,326)
Redemptions of redeemable noncontrolling interests	(611)	(4,367)
Net cash used in financing activities	(59,208)	(25,039)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(21,354)	125,788
Cash, cash equivalents and restricted cash at beginning of period	347,057	221,269
Cash, cash equivalents and restricted cash at end of period	$325,703	$347,057

Supplemental disclosures of cash flow information:
Cash paid for interest	$267	$462
Cash paid for taxes	$5,811	$7,200

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$299,551	$317,487
Cash held for real estate purchase included in receivable from brokers	-	14,263
Restricted cash included in receivable from brokers	11,621	7,866
Cash included in receivable from brokers	14,531	7,441
Cash, cash equivalents and restricted cash	$325,703	$347,057

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

1. Organization

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Associated Capital Group, Inc.,” “AC Group,” “the Company,” “AC,” “we,” “us” and “our” or similar terms are to Associated Capital Group, Inc., and its subsidiaries.

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

On November 30, 2015, GAMCO Investors, Inc. (“GAMCO” or “GAMI”) distributed all the outstanding shares of each class of AC common stock on a pro rata one-for-one basis to the holders of each class of GAMCO’s common stock (the “Spin-off”). As part of the Spin-off, AC received 4,393,055 shares of GAMCO Class A common stock for $150 million. The Company held 699,749 and 2,386,295 shares as of December 31, 2024 and 2023, respectively.

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

Management determines the appropriate classification of debt securities at the time of purchase. Government debt securities with maturities of greater than three months at the time of purchase are considered investments in debt securities. Investments in debt securities are accounted for as either trading, available for sale ("AFS") or held-to-maturity. The Company's investments in debt securities are all classified as trading securities.

Investments in securities are reflected in Investments in U.S. Treasury Bills, investments in equity securities and investments in affiliated registered investment companies on the consolidated statements of financial condition.

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

•

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Assets in this category generally include equities that do not trade, trade infrequently and direct private equity investments.

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

Cash equivalents—Cash equivalents consist of short-term U.S. Treasury Bills with maturities of three months or less at the time of purchase and an affiliated money market mutual fund, which is invested solely in U.S. Treasury securities and is highly liquid. Accordingly, cash equivalents are categorized in Level 1 of the fair value hierarchy.

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

Receivables from and Payables to Brokers

Receivables from and payables to brokers consist of amounts related to purchases and sales of securities, restricted cash held on deposit, and cash amounts held in anticipation of investment. At December 31, 2023, a cash balance of $14.3 million was held at a broker for a real estate purchase. In 2024 the Company withdrew its intention to purchase the property, as such there is no balance at December 31, 2024.

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

The Company records noncontrolling interests in consolidated entities for which the Company’s ownership is less than 100%. Refer to Redeemable Noncontrolling Interests below for additional information.

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

The Company accounts for its investments in partnerships under the equity method. Substantially all of the Company’s equity method investees are entities that record their underlying investments at fair value. Therefore, under the equity method of accounting, the Company’s share of the investee’s underlying net income predominantly represents fair value adjustments in the investments held by the equity method investees. The Company’s share of the investee’s underlying net income or loss is based upon the most currently available information and is recorded in net gain from investments on the consolidated statements of income. Capital contributions are recorded as an increase in investments when payable, and withdrawals and distributions are recorded as reductions of the investments when receivable. Prepaid capital contributions and distributions receivable are included in other assets in the consolidated statements of financial condition. Depending on the terms of the investment, the Company may be restricted as to the timing and amounts of withdrawals.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities measured at fair value and includes such derivatives in either investments in equity securities or securities sold, not yet purchased on the consolidated statements of financial condition. From time to time, the Company will enter into hedging transactions to manage its exposure to foreign currencies or equity prices related to its proprietary investments. These transactions are not designated as hedges for accounting purposes, and changes in fair values of these derivatives are included in net gain from investments on the consolidated statements of income.

Major Revenue-Generating Services and Revenue Recognition

The Company’s revenues are derived primarily from investment advisory and incentive fees. Revenues are accounted for as contracts with customers, and the timing of revenue recognition is based on the Company’s analysis of the provisions of each respective contract. Depending upon the specific terms, revenue may be recognized over time or at a point in time. Modifications to contracts may affect the timing of the satisfaction of performance obligations, the determination of the transaction price, and the allocation of the price to performance obligations, any of which may impact the timing of the recognition of the related revenue.

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

Incentive allocations or fees are generally recognized at the end of an annual measurement period and amounts receivable are included in investment advisory fees receivable on the consolidated statements of financial condition. There is a risk of non-payment for our investment advisory fees receivable and, therefore, a credit loss on these receivables is possible at each reporting date. There were no such credit losses for the periods presented.

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

Fixed assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Buildings	$17,748	$17,748
Equipment	233	217
Total	17,981	17,965
Less: accumulated depreciation	(1,823)	(1,462)
Net book value	$16,158	$16,503

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

All of the allocations and estimates in the financial statements are based on assumptions that management of AC believes are reasonable. However, these allocations may not be indicative of the actual expenses we would have incurred if the cost was not shared with affiliates or that we  may incur in the future.

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

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the sum of the fair value assigned to assets acquired less the liabilities assumed. Goodwill is tested for impairment at least annually on November 30th and whenever certain triggering events are met. In assessing the recoverability of goodwill as of November 30, 2024 and 2023, we performed a qualitative assessment of whether it was more likely than not that an impairment had occurred and concluded that a quantitative analysis was not required. As such, no impairment was recorded during 2024 or 2023.

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

For uncertain tax positions the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position. For those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax expense on the consolidated statements of income. Uncertain tax positions and accrued interest and penalties on those uncertain tax positions, if any, are included within accrued expenses and other liabilities on the consolidated statements of financial condition.

Redeemable Noncontrolling Interests

Noncontrolling interests in Investment Partnerships or other entities that are redeemable at the option of the holder are classified as redeemable noncontrolling interests in the mezzanine section of the consolidated statements of financial condition between liabilities and equity and are measured at their redemption values at the end of each period.

For the years ended December 31, 2024 and 2023, net income attributable to noncontrolling interests on the consolidated statements of income represents the share of net income/(loss) attributable to third-party investors in consolidated entities based on relative ownership.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables from brokers. The Company maintains cash and cash equivalents primarily in the Gabelli U.S. Treasury Money Market Fund, which invests fully in instruments issued by the U.S. government. Receivables from brokers and financial institutions can exceed the federally insured limit. The concentration of credit risk with respect to advisory fees and incentive fees, which are included in investment advisory fees receivable and receivables from affiliates on the consolidated statements of financial condition, is generally limited due to the short payment terms extended to clients by the Company. The Company's investments in securities are held primarily at third party custodians.

Credit Losses

The Company measures all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is subject to judgment. Due to the short-term nature of the Company’s receivables, the Company determined there was minimal credit risk inherent in the Company’s financial assets. For the years ended December 31, 2024 and 2023, there were no credit losses.

Recent Accounting Developments

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements. The new standard will require enhanced disclosures about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period, including for companies with a single reportable segment. The standard became effective for the Company for the fiscal year ended December 31, 2024, refer to Note 11 for more information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This new guidance will be effective on January 1, 2027 for annual reporting and January 1, 2028 for interim reporting. We are currently evaluating the impact that the adoption of this new standard will have on our consolidated financial statements and related disclosures.

3. Revenue

Total revenues by type were as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Investment advisory and incentive fees
Asset-based advisory fees	$4,754	$5,120
Performance-based advisory fees	2,999	3,462
Sub-advisory fees	5,002	3,742
Sub-total	12,755	12,324

Other
Miscellaneous	420	359

Total	$13,175	$12,683

4. Investments in Securities

Investments in securities at December 31, 2024 and 2023, consisted of the following (in thousands):

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$66,721	$68,299	$88,300	$89,155
Equity Securities:
Common stocks	173,436	196,557	198,269	191,346
Mutual funds	686	1,315	566	1,186
Other investments	1,483	1,168	5,166	4,051
Total investments in equity securities	175,605	199,040	204,001	196,583
Total investments in securities	$242,326	$267,339	$292,301	$285,738

Securities sold, not yet purchased at  December 31, 2024 and 2023, consisted of the following (in thousands):

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value

Common stocks	$8,116	$8,236	$5,227	$5,035
Other investments	41	200	631	883
Total securities sold, not yet purchased	$8,157	$8,436	$5,858	$5,918

Investments in affiliated registered investment companies at December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value

Closed-end funds	$67,215	$83,705	$39,680	$53,048
Mutual funds	54,698	81,810	50,136	73,703
Total investments in affiliated registered investment companies	$121,913	$165,515	$89,816	$126,751

5. Investment Partnerships and Other Entities

The Company is general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). The Company had investments in Affiliated Entities totaling $101.8 million and $107.4 million at December 31, 2024 and 2023, respectively. We also had investments in unaffiliated partnerships, offshore funds and other entities of $38.1 and $35.6 million at December 31, 2024 and 2023, respectively (“Unaffiliated Entities”).

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

Consolidated Entities

The following table reflects the net impact of the consolidated investment partnerships (“Consolidated Entities”) on the consolidated statements of financial condition (in thousands):

	December 31, 2024
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$289,991	$9,560	$299,551
Investments in U.S. Treasury Bills	64,320	3,979	68,299
Investments in equity securities	139,303	59,737	199,040
Investments in affiliated registered investment companies	220,422	(54,907)	165,515
Investments in partnerships	160,537	(20,549)	139,988
Receivable from brokers(1)	20,402	7,232	27,634
Investment advisory fees receivable	4,142	-	4,142
Other assets(1)	28,385	2,735	31,120
Total assets	$927,502	$7,787	$935,289
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$8,290	$146	$8,436
Payable to brokers and other liabilities(1)	26,506	2,049	28,555
Redeemable noncontrolling interests	-	5,592	5,592
Total equity	892,706	-	892,706
Total liabilities, redeemable noncontrolling interests and equity	$927,502	$7,787	$935,289

	December 31, 2023
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$299,508	$17,979	$317,487
Investments in U.S. Treasury Bills	79,714	9,441	89,155
Investments in equity securities	149,154	47,429	196,583
Investments in affiliated registered investment companies	181,641	(54,890)	126,751
Investments in partnerships	163,226	(20,252)	142,974
Receivable from brokers	25,026	5,242	30,268
Investment advisory fees receivable	4,714	(3)	4,711
Other assets(1)	33,444	2,424	35,868
Total assets	$936,427	$7,370	$943,797
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$5,639	$279	$5,918
Payable to brokers and other liabilities(1)	23,813	988	24,801
Redeemable noncontrolling interests	-	6,103	6,103
Total equity	906,975	-	906,975
Total liabilities, redeemable noncontrolling interests and equity	$936,427	$7,370	$943,797

(1) Represents the summation of multiple assets and liabilities from the consolidated statements of financial condition.

The following table reflects the net impact of the Consolidated Entities on the consolidated statements of income (in thousands):

	Year Ended December 31, 2024
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$13,430	$(255)	$13,175
Total expenses	30,674	1,254	31,928
Operating loss	(17,244)	(1,509)	(18,753)
Total other income, net	70,070	1,418	71,488
Income before income taxes	52,826	(91)	52,735
Income tax expense	8,498	(191)	8,307
Income before noncontrolling interests	44,328	100	44,428
Income attributable to noncontrolling interests, net of taxes	-	100	100
Net income	$44,328	$-	$44,328

	Year Ended December 31, 2023
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$13,125	$(442)	$12,683
Total expenses	28,566	1,064	29,630
Operating loss	(15,441)	(1,506)	(16,947)
Total other income/(expense), net	64,452	(640)	63,812
Income before income taxes	49,011	(2,146)	46,865
Income tax expense	11,560	(2,423)	9,137
Income before noncontrolling interests	37,451	277	37,728
Income attributable to noncontrolling interests, net of taxes	-	277	277
Net income	$37,451	$-	$37,451

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

The following table presents the balances related to the VIE that is consolidated and included on the consolidated statements of financial condition as well as the Company’s net interest in the VIE (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$118	$302
Investments in equity securities	10,473	9,695
Receivable from brokers	-	166
Accrued expenses and other liabilities(1)	(127)	(46)
Redeemable noncontrolling interests	(307)	(451)
AC Group's net interests in the consolidated VIE	$10,157	$9,666

(1) Represents the summation of multiple assets and liabilities from the consolidated statements of financial condition.

Voting Interest Entity

We have an investment partnership that is consolidated as a VOE for both 2024 and 2023 because AC has a controlling interest in the entity. This resulted in the consolidation of $72.4 million of assets, $1.9 million of liabilities, and $5.3 million of redeemable noncontrolling interests for 2024 and $72.4 million of assets, $1.4 million of liabilities, and $5.6 million of redeemable noncontrolling interests for 2023. AC’s net interest in the consolidated VOE for 2024 and 2023 was $65.2 million and $65.4 million, respectively.

Equity Method Investments

The Company’s equity method investments include investments in domestic partnerships and offshore funds. The Company evaluates each of its equity method investments to determine if any are significant as defined in the regulations applicable to smaller reporting companies promulgated by the SEC. As of and for the years ended December 31, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present summarized income statement information for any of its equity method investments.

6. Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$298,208	$-	$-	$298,208
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	68,299	-	-	68,299
Common stocks	193,668	854	2,035	196,557
Mutual funds	1,315	-	-	1,315
Other	43	1,010	115	1,168
Total investments in securities	263,325	1,864	2,150	267,339
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	42,849	-	-	42,849
Preferred securities issued by Closed-end funds (a)	-	-	40,856	40,856
Mutual funds	81,810	-	-	81,810
Total investments in affiliated registered investment companies	124,659	-	40,856	165,515
Total investments held at fair value	387,984	1,864	43,006	432,854
Total assets at fair value	$686,192	$1,864	$43,006	$731,062
Liabilities
Common stocks	$8,236	$-	$-	$8,236
Other	11	189	-	200
Securities sold, not yet purchased	8,247	189	-	8,436
Total liabilities at fair value	$8,247	$189	$-	$8,436

(a) These securities represent privately issued, puttable and callable preferred securities issued by affiliated closed-end funds. These securities are considered as trading securities at the time of purchase.

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

(a) These securities represent privately issued, puttable and callable preferred securities issued by affiliated closed-end funds. These securities are considered as trading securities at the time of purchase.

The following table presents additional information about assets and liabilities by major category measured at fair value on a recurring basis as of the dates specified (in thousands) and for which the Company has utilized Level 3 inputs to determine fair value:

	Year Ended
	December 31,
Assets:	2024	2023
Beginning balance	$10,610	$13,774
Total gains/(losses)	90	(34)
Purchases	34,900	1,000
Sales/return of capital	(2,594)	(4,130)
Ending balance	$43,006	$10,610
Changes in net unrealized gain/(loss) included in Net gain from investments related to level 3 assets still held as of the reporting date	$90	$(34)

Total realized and unrealized gains and losses for level 3 assets are reported in net gain from investments in the consolidated statements of income.

During the years ended December 31, 2024 and 2023, the Company transferred no investments from Level 1 to Level 3 or from Level 3 to Level 1.

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

The significant unobservable input used in the fair value measurement of each of the Company’s investments in privately issued preferred securities of closed-end funds is the discount rate. The discount rate was determined using the interest rates of U.S. Treasury Bills that are held over a similar period as the preferred security. The discount rates used in the valuation of these investments as of December 31, 2024 ranged from 4.16% to 4.28% with a weighted average of 4.19% calculated based on the relative fair value. Significant changes in the discount rate could result in a significantly higher or lower fair value measurement of these Level 3 investments.

The Company uses the market approach as the valuation technique to value its investment in common stocks classified as Level 3, specifically considering recent transactions.

7. Income Taxes

The provision for income taxes for the years ended December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Federal:
Current	$3,937	$9,528
Deferred	3,297	1,566
State and local:
Current	1,046	471
Deferred	145	(57)
Foreign:
Current	73	52
Deferred	(191)	(2,423)
Total	$8,307	$9,137

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31, 2024 and 2023, is set forth below:

	2024	2023
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	1.8	0.8
Dividends received deduction	(8.1)	(0.9)
Deferred tax asset valuation allowance	(0.1)	-
Foreign investments	(1.3)	(6.2)
Foreign tax rate differential	1.0	2.1
Foreign-derived intangible income	-	0.1
Noncontrolling interests	-	1.6
Nondeductible compensation	1.1	2.1
Other	0.4	(1.1)
Effective income tax rate	15.8%	19.5%

Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Deferred tax assets:
Stock-based compensation expense	$1,136	$794
Deferred compensation	843	409
Investments in securities and partnerships	717	5,085
Shareholder-designated contribution carryover	1,302	1,842
Federal & State net operating loss carryforward	1,432	951
Other	156	64
	5,586	9,145
Deferred tax liabilities:
Other liabilities	(192)	(227)
	(192)	(227)
Gross deferred tax assets/(liabilities)	5,394	8,918
Valuation allowance	(63)	(350)
Net deferred tax assets/(liabilities)	$5,331	$8,568

The Company believes that it is more-likely-than-not that the benefit from a portion of the shareholder-designated charitable contribution carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $63 and $350 as of December 31, 2024 and 2023, respectively, on the deferred tax assets related to these charitable contribution carryforwards.

The Company records penalties and interest related to tax uncertainties in income taxes. These amounts, if any, are included in accrued expenses and other liabilities on the consolidated statements of financial condition. As of and for the years ended December 31, 2024 and 2023, the Company had not established a liability for uncertain tax positions as no such positions existed.

The Company remains subject to income tax examination by the IRS for the years 2021 through 2023 and state examinations for years after 2017.

8. Earnings per Share

Basic earnings per share is computed by dividing net income attributable to our shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to our shareholders by the weighted average number of shares, plus any potentially dilutive securities (if any) outstanding during the period.

The computations of basic and diluted net income per share are as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023
Income before noncontrolling interests	$44,428	$37,728
Less: Income attributable to noncontrolling interests	100	277
Net income attributable to Associated Capital Group, Inc.'s shareholders	$44,328	$37,451

Weighted average number of shares of Common Stock outstanding - basic and diluted	21,347	21,771

Basic and Diluted EPS	$2.08	$1.72

9. Related Party Transactions

The following is a summary of certain related party transactions.

GGCP, Inc., a private company controlled by the Executive Chair, indirectly owns a majority of our Class B stock, representing approximately 96% of the combined voting power and 86% of the outstanding shares of our common stock at December 31, 2024.

Investments in Securities

At December 31, 2024 and 2023, the value of the Company’s investment in GAMCO common stock was $16.9 million and $45.6 million, respectively. As of December 31, 2024 and 2023, AC and its subsidiaries own approximately 0.7 million and 2.4 million shares of GAMCO Class A stock. The Company recorded investment income of $5.5 million and $0.4 million in 2024 and 2023, respectively, from GAMCO, which is included in interest and dividend income on the consolidated statements of income. Unrealized and realized gain on our holdings of GAMCO were $14.6 million versus $9.3 million in 2023. During 2024, the Company sold 1.15 million shares of GAMCO to GAMCO for proceeds of $30.4 million during 2024 and realized a loss of $3.8 million.

At December 31, 2024 and 2023, the Company invested $290.3 million and $298.6 million, respectively, in the Gabelli U.S. Treasury Money Market Fund, which is recorded in cash and cash equivalents on the consolidated statements of financial condition. The Company earned $14.7 million and $17.0 million from the investment in this fund for the years ended December 31, 2024 and 2023, respectively which is included in interest and dividend income on the consolidated statements of income.

Investments in equity mutual funds advised by our affiliates (primarily Gabelli Funds, an investment advisor under common control with the Company), totaled $165.5 million and $126.8 million at December 31, 2024 and 2023, respectively, and are included in investments in affiliated registered investment companies on the consolidated statements of financial condition. Included in other income in the consolidated statements of income are gains of $10.4 million and $8.9 million from investments and dividends related to these funds for the years ended  December 31, 2024 and 2023, respectively.

Investments in Partnerships

The Company serves as an investment advisor and/or general partner for certain affiliated investment partnerships and receives management fees and performance-based incentive fees for providing such services. Investment advisory and incentive fees relating to such services were $ 7.8 million and $ 8.6  million for the years ended  December 31, 2024 and 2023 respectively, and are included in investment advisory and incentive fees on the consolidated statements of income. Investment advisory fees receivable in the consolidated statements of financial condition consist of the investment advisory and incentive fees from these affiliated partnerships that were accrued but not yet paid by December 31, 2024 and 2023 , respectively. We had an aggregate investment in these affiliated investment partnerships of approximately $ 101.8  million and $ 107.4  million at December 31, 2024 and 2023 , respectively.

Investment Advisory Services

The Company serves as sub-advisor to GAMCO International SICAV – GAMCO Merger Arbitrage, an investment company incorporated under the laws of Luxembourg (the “SICAV”).

GCIA, a wholly owned subsidiary of the Company, received $5.0 million and $3.7 million during 2024 and 2023, respectively, pursuant to a funds transfer agreement between GCIA and Gabelli Funds. These payments are included in investment advisory and incentive fees on the consolidated statements of income. Starting in December 2023, the Company began recognizing 100% of the merger arbitrage SICAV revenues received by Gabelli Funds, LLC (“Gabelli Funds”). In turn, AC pays the marketing expenses of the SICAV previously paid by Gabelli Funds and remits an administrative fee to Gabelli Funds for administrative services provided. This change better aligns the financial arrangements with the services rendered by each party. The net effect of this change had no material impact on our net operating results.

Gabelli Merger Plus+ Trust Plc. (“GMP+”) is an investment company based in the United Kingdom. Our affiliate, Gabelli Funds, is the investment manager (the “AIFM”) and the Company functions as the sub-advisor. Gabelli Funds receives the management fee of 85 basis points (0.85%) on the net assets of the fund and pays 65 basis points for portfolio management and other services to the Company. Because the Company has a 93% controlling ownership interest as of December 31, 2024 (92% as of December 2023), it consolidates GMP+. The Company’s receipt of management and/or incentive fees for services provided to GMP+ are eliminated in the consolidation of the entity.

Compensation

In accordance with an employment agreement, the Company pays the Executive Chair, or his designated assignees, a management fee equal to 10% of the Company’s income before management fee and income taxes and excludes the impact of consolidating entities. In 2024, the Company recorded management fee expense of $5.9 million compared to $5.4 million in 2023. This fee is recorded as management fee on the consolidated statements of income.

Affiliated Receivables

At December 31, 2024 and 2023, the receivable from affiliates consisted primarily of sub-advisory fees due from Gabelli Funds.

Leases

Our offices are owned by a wholly owned subsidiary of AC and are located at 191 Mason Street, Greenwich, CT 06830. A portion of the space is leased to affiliates. AC received $133.2 thousand and $133.8 thousand from affiliates (primarily GAMCO) pursuant to lease agreements for this property for 2024 and 2023, respectively. These amounts are included in other revenues on the consolidated statements of income.

AC acquired a building at 3 St. James Place, London, UK on March 3, 2020 which was fully leased to GAMCO commencing 2021. For the years ending  December 31, 2024 and 2023, the Company received $285.9 thousand and $227.1 thousand, respectively, under the lease agreement. These amounts are included in other revenues on the consolidated statements of income.

In June 2016, AC entered into a sublease agreement with GAMCO which is subject to annual renewal. Pursuant to the sublease, AC and its subsidiaries pay a monthly fixed lease amount based on the percentage of square footage occupied by its employees (including pro rata allocation of common space). For the years ended December 31, 2024 and 2023, the Company paid $74.3 thousand and $74.0 thousand under the sublease agreement. These amounts are included in other operating expenses on the consolidated statements of income.

Other

AC and GAMCO entered into a transitional administrative and management services agreement in connection with the spin-off of AC from GAMCO on November 30, 2015. The agreement calls for GAMCO to provide to AC certain administrative services, including but not limited to: human resources, compliance, legal, payroll, information technology, and operations. The agreement is terminable by either party on 30 days’ prior written notice to the other party. All services provided under the agreement by GAMCO to AC or by AC to GAMCO are charged at cost. Amounts charged under this agreement are included in compensation expense, if related to fixed or variable compensation, or other operating expenses, on the consolidated statements of income. For the years ended December 31, 2024 and 2023, we recorded $3.0 million and $3.0 million, respectively, of compensation expense related to employees shared with GAMCO. In addition, we recorded approximately $1.0 million and $1.1 million of other operating expense, primarily related to GAMCO’s share of management and incentive fees in funds we consolidate and the ancillary services provided by GAMCO as noted above, for the years ended December 31, 2024 and 2023, respectively. Certain officers and employees of the Company receive additional compensation from GAMCO.

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

Stock Award and Incentive Plan

The Company maintains one stock award and incentive plan (the “Plan”) approved by the shareholders on May 3, 2016, which is designed to provide incentives to attract and retain individuals key to the success of AC through direct or indirect ownership of our common stock. Benefits under the Plan may be granted in any one or a combination of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents and other stock or cash-based awards. A maximum of 2 million shares of Class A Stock have been reserved for issuance under the Plan by the Compensation Committee of the Board of Directors (the “Compensation Committee”) which is responsible for administering the Plan. Under the Plan, the Compensation Committee may grant restricted stock awards (“RSAs”) and either incentive or nonqualified stock options with a term not to exceed ten years from the grant date and at an exercise price that it may determine. Through December 31, 2024, approximately 1.0 million shares have been awarded under the Plan leaving approximately 1.0 million shares available for future grants.

There were no RSAs outstanding as of December 31, 2024 or 2023.

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

The Phantom RSAs are treated as a liability because cash settlement is required and compensation will be recognized over the vesting period. In determining the compensation expense to be recognized each period, the Company will re-measure the fair value of the liability at each reporting date taking into account the remaining vesting period attributable to each award, cumulative dividends and the current market value of the Company’s Class A Stock. In making these determinations, the Company will consider the impact of Phantom RSAs that have been forfeited prior to vesting (e.g., due to an employee termination). The Company has elected to consider forfeitures as they occur.

Based on the closing price of the Company’s Class A Common Stock and cumulative dividends on  December 31, 2024 and 2023, the total liability recorded by the Company in compensation payable in our consolidated statements of financial condition with respect to the Phantom RSAs was $ 4.8 million and $ 3.5 million, respectively.

The following table summarizes our stock-based compensation, as well as unrecognized compensation, for the years ended December 31, 2024 and 2023 respectively. Stock-based compensation expense is included in compensation expense in the consolidated statements of income (in thousands, unless otherwise noted):

	Year Ended December 31,
	2024	2023

Stock-based compensation expense	$2,221	$1,434

Remaining expense to be recognized, if all vesting conditions are met(1)	6,304	4,956

Weighted average remaining contractual term (in years)	2.1	2.1

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSA's	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	210,910	$36.17
Granted	97,000	39.61
Vested	(74,215)	36.86
Balance at December 31, 2023	233,695	$37.38
Granted	97,200	34.28
Forfeited	(2,000)	36.95
Vested	(27,300)	35.82
Balance at December 31, 2024	301,595	$36.52

Stock Repurchase Program

In December 2015, the Board of Directors established a stock repurchase program authorizing the Company to repurchase up to 500,000 shares. On February 7, 2017, the Board of Directors reset the available number of shares to be purchased under the stock repurchase program to 500,000 shares. On August 3, 2017 and May 8, 2018, the Board of Directors authorized the repurchase of an additional 1 million and 500,000 shares, respectively. On February 6, 2024 and August 7, 2024, the Board of Directors authorized the repurchase of an additional 350,000 and 200,000 shares, respectively. Our stock repurchase program is not subject to an expiration date.

The following table presents the Company's stock repurchase activity and remaining authorization:

	Number of shares purchased	Average price per share
Remaining repurchase authorization January 1, 2023	609,352
Share repurchases under stock repurchase program (1)	(452,688)	$36.06
Remaining repurchase authorization December 31, 2023	156,664
Share repurchases under stock repurchase program (1)	(353,116)	$33.53
Remaining repurchase authorization December 31, 2024 (2)	353,548

(1) Repurchases totaled $11.8 million and $16.3 million in 2024 and 2023, respectively.

(2) On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares. On August 7, 2024, the Board of Directors authorized the repurchase of an additional 200,000 shares.

Dividends

During 2024 and 2023, the Company declared and paid dividends of $2.20 and $0.20 per share to class A and class B shareholders totaling $46.8 million and $4.3 million, respectively.

11. Segment Information

The Company operates in one business segment, the investment advisory and alternative asset management business. The Company conducts its business principally through Gabelli & Company Investment Advisers, Inc. and its wholly owned subsidiary Gabelli & Partners, LLC. The Company has identified the Executive Chair and the Chief Executive Officer as the chief operating decision maker (“CODM”), who use net income in the consolidated statements of income to evaluate the results of the business to manage the Company. The CODM uses net income in deciding whether to reinvest profits or allocate profits to other uses of capital, such as for acquisitions or to pay dividends. All expense categories on the consolidated statements of income are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the consolidated statements of financial condition. The Company’s operations constitute a single operating segment and, therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in Note 2, Significant Accounting Policies.

12. Retirement Plan

The Company participates in an incentive savings plan (the “Savings Plan”) covering substantially all employees. Company contributions to the Savings Plan are determined annually by management of the Company but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code of 1986, as amended. The expense for contributions to the Savings Plan was approximately $9 thousand and $8 thousand in 2024 and 2023, respectively, and is included in compensation on the consolidated statements of income.

13. Guarantees, Contingencies and Commitments

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory, as well as punitive, damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the consolidated financial statements include the necessary provisions for losses, if any, that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and will, if material, make the necessary disclosures. Management is not aware of any probable or reasonably possible losses at December 31, 2024 and 2023.

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

14. Shareholder Designated Contribution Plan

The Company has established a Shareholder Designated Charitable Contribution program. Under the program, from time to time each shareholder is eligible to designate a charity to which the Company would make a donation at a rate per share, approved by the Board of Directors, based upon the actual number of shares registered in the shareholder’s name. The Company recorded an expense of $3.5 million and $4.0 million related to this program for the years ended December 31, 2024 and 2023, respectively, which is included in shareholder-designated contribution in the consolidated statements of income. As of December 31, 2024 and 2023, the Company has reflected a liability in the amount of $2.7 million and $2.8 million, respectively, in connection with this program, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

15. Subsequent Events

From January 1, 2025 to March 19, 2025, the Company repurchased 35,582 shares at $36.35 per share.

On February 28, 2025, after reviewing other candidates the Company announced that the Board of Directors had selected Patrick B. Huvane, Vice President of Corporate Development, to serve as Interim Chief Executive Officer effective March 17, 2025 upon Douglas R. Jamieson’s retirement as Chief Executive Officer. Mr. Jamieson will continue to serve as a Director of the Company.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our current management, including our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024.

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

Based on its evaluation, management concluded that, as of December 31, 2024, the Company maintained effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

During the year ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

ITEM 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Directors and Executive Officers of AC and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

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

The Company has policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees and by the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange, which were adopted at the time of the spin-off in 2015. A copy of the policies and procedures is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11:	EXECUTIVE COMPENSATION

Information required by Item 11 is included in our Proxy Statement and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is included in our Proxy Statement and is incorporated herein by reference.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is included in our Proxy Statement and is incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         List of documents filed as part of this Report:

(1)	Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Report included herein:

See Index on page 18.

(2)	Financial Statement Schedules

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

19.1	Insider Trading Policy
21.1	Subsidiaries of the Company.
24.1	Powers of Attorney (included on page 46 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1	Associated Capital Group, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K dated December 31 ,2023 filed with the Commission on March 21, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

ITEM 16:	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on March 19, 2025.

ASSOCIATED CAPITAL GROUP, INC.

By:	/s/ Ian J. McAdams
Name:	Ian J. McAdams
Title:	Chief Financial Officer

Date:	March 19, 2025

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Peter D. Goldstein, and Ian J. McAdams and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick B. Huvane	Interim Chief Executive Officer	March 19, 2025
Patrick B. Huvane	(Principal Executive Officer)

/s/ Ian J. McAdams	Chief Financial Officer	March 19, 2025
Ian J. McAdams	(Principal Financial Officer)

/s/ Mario J. Gabelli	Executive Chair of the	March 19, 2025
Mario J. Gabelli	Board and Director

/s/ Marc Gabelli	Vice Chair of the Board and Director	March 19, 2025
Marc Gabelli

/s/ Douglas R. Jamieson	Director	March 19, 2025
Douglas R. Jamieson

/s/ Daniel R. Lee	Director	March 19, 2025
Daniel R. Lee

/s/ Bruce M. Lisman	Director	March 19, 2025
Bruce M. Lisman

/s/ Richard T. Prins	Director	March 19, 2025
Richard T. Prins

/s/ Frederic V. Salerno	Director	March 19, 2025
Frederic V. Salerno

/s/ Salvatore F. Sodano	Director	March 19, 2025
Salvatore F. Sodano

/s/ Elisa M. Wilson	Director	March 19, 2025
Elisa M. Wilson