Form 10-Q
period 2025-03-31
Associated Capital Group, Inc.
filed 2025-05-09
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at May 1, 2025
Class A Common Stock, .001 par value	2,187,106
Class B Common Stock, .001 par value	18,950,571

As of May 1, 2025, 2,187,106 shares of class A common stock and 18,950,571 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 296,095 Phantom Restricted Stock Awards outstanding as of March 31, 2025.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of 3 months or less)	$293,857	$299,551
Investments in U.S. Treasury Bills with maturities greater than 3 months	63,956	68,299
Investments in equity securities (includes GAMCO stock with a fair value of $15,599 and $16,920, respectively)	210,868	199,040
Investments in affiliated registered investment companies	169,336	165,515
Investments in partnerships	141,551	139,988
Receivable from brokers	25,458	27,634
Investment advisory fees receivable	1,076	4,142
Receivable from affiliates	676	636
Income taxes receivable, including deferred tax assets, net	3,310	6,021
Goodwill	3,519	3,519
Other assets	19,650	20,944
Total assets	$933,257	$935,289

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$5,258	$5,491
Compensation payable	12,456	17,747
Securities sold, not yet purchased	8,754	8,436
Accrued expenses and other liabilities	2,149	5,317
Total liabilities	28,617	36,991

Redeemable noncontrolling interests	5,682	5,592

Commitments and contingencies (Note 11)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,641,601 shares issued; 2,194,902 and 2,233,920 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,950,571 outstanding, respectively	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	53,478	45,809
Treasury stock, at cost (4,446,699 and 4,407,681 shares, respectively)	(153,592)	(152,175)
Total equity	898,958	892,706
Total liabilities, redeemable noncontrolling interests and equity	$933,257	$935,289

As of March 31, 2025 and December 31, 2024, certain balances include amounts related to a consolidated variable interest entity (“VIE”) and voting interest entity (“VOE”). See Note 4.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Investment advisory and incentive fees	$2,004	$2,907
Other revenues	125	104
Total revenues	2,129	3,011
Expenses
Compensation	4,448	3,820
Management fee	1,103	1,982
Other operating expenses	1,866	2,179
Total expenses	7,417	7,981
Operating loss	(5,288)	(4,970)
Other income/(expense)
Net gain from investments	10,892	16,794
Interest and dividend income	5,018	5,983
Interest expense	(45)	(83)
Shareholder-designated contribution	(31)	(69)
Total other income, net	15,834	22,625
Income before income taxes	10,546	17,655
Income tax expense	2,777	3,798
Income before noncontrolling interests	7,769	13,857
Income attributable to noncontrolling interests	100	36
Net income attributable to Associated Capital Group, Inc.'s shareholders	$7,669	$13,821

Net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic and diluted	$0.36	$0.64

Weighted average shares outstanding:
Basic and diluted	21,166	21,500

Total shares outstanding	21,145	21,420

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

UNAUDITED

(Dollars in thousands)

For the three months ended March 31, 2025

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2024	$25	$45,809	$999,047	$(152,175)	$892,706	$5,592
Redemptions of noncontrolling interests	-	-	-	-	-	(10)
Net income	-	7,669	-	-	7,669	100
Purchases of treasury stock	-	-	-	(1,417)	(1,417)	-
Balance at March 31, 2025	$25	$53,478	$999,047	$(153,592)	$898,958	$5,682

For the three months ended March 31, 2024

			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2023	$25	$48,231	$999,047	$(140,328)	$906,975	$6,103
Redemptions of noncontrolling interests	-	-	-	-	-	(360)
Net income	-	13,821	-	-	13,821	36
Purchases of treasury stock	-	-	-	(3,946)	(3,946)	-
Balance at March 31, 2024	$25	$62,052	$999,047	$(144,274)	$916,850	$5,779

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net income	$7,769	$13,857
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net gains from partnerships	(3,850)	(2,699)
Depreciation and amortization	89	90
Deferred income taxes	1,617	2,124
Donated securities	284	1,279
Unrealized gains on securities	(2,462)	(12,626)
Realized gains on sales of securities	(2,343)	(2,147)
(Increase)/decrease in assets:
Investments in trading securities	(7,687)	(3,762)
Investments in partnerships:
Contributions to partnerships	(1,663)	(4,839)
Distributions from partnerships	3,950	4,300
Receivable from affiliates	(40)	(9)
Receivable from brokers	(478)	(14)
Investment advisory fees receivable	3,066	3,470
Income taxes receivable	1,094	(94)
Other assets	1,205	2,652
Increase/(decrease) in liabilities:
Payable to brokers	(233)	1,873
Income taxes payable	-	1,723
Compensation payable	(5,291)	(3,624)
Accrued expenses and other liabilities	(3,168)	(2,659)
Total adjustments	(15,910)	(14,962)
Net cash used in operating activities	(8,141)	(1,105)

Investing activities
Purchases of securities	(3)	(3,953)
Proceeds from sales of securities	613	2,711
Return of capital on securities	610	579
Net provided by/(used in) investing activities	$1,220	$(663)

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Financing activities
Purchases of treasury stock	$(1,417)	$(3,946)
Redemptions of redeemable noncontrolling interests	(10)	(360)
Net cash used in financing activities	(1,427)	(4,306)
Net decrease in cash, cash equivalents and restricted cash	(8,348)	(6,074)
Cash, cash equivalents and restricted cash at beginning of period	325,703	347,057
Cash, cash equivalents and restricted cash at end of period	$317,355	$340,983

Supplemental disclosures of cash flow information:
Cash paid for interest	$45	$83
Cash paid for taxes	$66	$30

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$293,857	$308,729
Cash held for real estate purchase included in receivable from brokers	-	13,334
Cash included in receivable from brokers	12,881	7,663
Restricted cash included in receivable from brokers	10,617	11,257
Cash, cash equivalents and restricted cash	$317,355	$340,983

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of AC Group included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP in the United States for complete financial statements. The unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The interim condensed consolidated financial statements include the accounts of AC Group and its subsidiaries. All intercompany transactions and balances have been eliminated. The details on the impact of consolidating certain partnership entities on the condensed consolidated financial statements can be seen in Note 4. Investment Partnerships and Other Entities.

For the three months ended March 31, 2025 and 2024, there were no items related to other comprehensive income.

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

2.    Revenue

The Company’s major revenue sources are as follows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Investment advisory and incentive fees
Asset-based advisory fees	$1,057	$1,227
Performance-based advisory fees	10	-
Sub-advisory fees	937	1,680
Sub-total	2,004	2,907

Other	125	104

Total	$2,129	$3,011

3.    Investments in Securities

Investments in securities at March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$62,957	$63,956	$66,721	$68,299
Equity Securities:
Common stocks	186,375	209,011	173,436	196,557
Mutual funds	701	1,227	686	1,315
Other investments	1,061	630	1,483	1,168
Total investments in equity securities	188,137	210,868	175,605	199,040
Total investments in securities	$251,094	$274,824	$242,326	$267,339

Securities sold, not yet purchased at March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value

Common stocks	$7,766	$8,028	$8,116	$8,236
Other investments	27	726	41	200
Total securities sold, not yet purchased	$7,793	$8,754	$8,157	$8,436

Investments in affiliated registered investment companies at March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value

Closed-end funds	$66,596	$85,244	$67,215	$83,705
Mutual funds	54,710	84,092	54,698	81,810
Total investments in affiliated registered investment companies	$121,306	$169,336	$121,913	$165,515

4.    Investment Partnerships and Other Entities

The Company is a general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). The Company had investments in Affiliated Entities totaling $102.7 million and $101.8 million at March 31, 2025 and December 31, 2024, respectively. The Company also had investments in unaffiliated partnerships, offshore funds and other entities of $38.8 million and $38.1 million at March 31, 2025, and December 31, 2024, respectively (“Unaffiliated Entities”).

We evaluate each entity to determine its appropriate accounting treatment and disclosure. Investments in partnerships that are not required to be consolidated are accounted for using the equity method and are included in investments in partnerships on the condensed consolidated statements of financial condition. The Company reflects the equity in earnings of these Affiliated Entities and Unaffiliated Entities as net gain from investments on the condensed consolidated statements of income.

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

Consolidated Entities

The following table reflects the net impact of the consolidated investment partnerships (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	March 31, 2025
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$290,773	$3,084	$293,857
Investments in U.S. Treasury Bills	63,956	-	63,956
Investments in securities	137,798	73,070	210,868
Investments in affiliated registered investment companies	225,333	(55,997)	169,336
Investments in partnerships	162,572	(21,021)	141,551
Receivable from brokers	18,154	7,304	25,458
Investment advisory fees receivable	1,077	(1)	1,076
Other assets(1)	24,883	2,272	27,155
Total assets	$924,546	$8,711	$933,257
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$8,104	$650	$8,754
Payable to brokers and other liabilities(1)	17,484	2,379	19,863
Redeemable noncontrolling interests	-	5,682	5,682
Total equity	898,958	-	898,958
Total liabilities, redeemable noncontrolling interests and equity	$924,546	$8,711	$933,257

	December 31, 2024
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$289,991	$9,560	$299,551
Investments in U.S. Treasury Bills	64,320	3,979	68,299
Investments in equity securities	139,303	59,737	199,040
Investments in affiliated registered investment companies	220,422	(54,907)	165,515
Investments in partnerships	160,537	(20,549)	139,988
Receivable from brokers(1)	20,402	7,232	27,634
Investment advisory fees receivable	4,142	-	4,142
Other assets(1)	28,385	2,735	31,120
Total assets	$927,502	$7,787	$935,289
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$8,290	$146	$8,436
Payable to brokers and other liabilities(1)	26,506	2,049	28,555
Redeemable noncontrolling interests	-	5,592	5,592
Total equity	892,706	-	892,706
Total liabilities, redeemable noncontrolling interests and equity	$927,502	$7,787	$935,289

(1) Represents the summation of multiple assets and liabilities from the condensed consolidated statements of financial condition.

The following table reflects the net impact of the consolidated entities on the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31, 2025
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$1,959	$170	$2,129
Operating loss	(4,922)	(366)	(5,288)
Total other income, net	14,847	987	15,834
Income before noncontrolling interests	7,669	100	7,769
Income attributable to noncontrolling interests, net of taxes	-	100	100
Net income	$7,669	$-	$7,669

	Three Months Ended March 31, 2024
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$3,120	$(109)	$3,011
Operating loss	(4,607)	(363)	(4,970)
Total other income, net	22,447	178	22,625
Income before noncontrolling interests	13,821	36	13,857
Income attributable to noncontrolling interests, net of taxes	-	36	36
Net income	$13,821	$-	$13,821

Variable Interest Entity

We have one investment partnership that is consolidated as a VIE as of March 31, 2025 and December 31, 2024 because AC is the primary beneficiary of the entity. With respect to the consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of the consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in that VIE (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1	$118
Investments in securities	10,635	10,473
Receivable from brokers	130	-
Accrued expenses and other liabilities (1)	(41)	(127)
Redeemable noncontrolling interests	(304)	(307)
AC Group's net interest in the consolidated VIE	$10,421	$10,157

(1) Represents the summation of multiple liabilities from the condensed consolidated statements of financial condition.

Voting Interest Entity

We have one investment partnership that is consolidated as a VOE as of March 31, 2025 and December 31, 2024 because AC has a controlling interest in the entity. This resulted in the consolidation of $74.7 million of assets, $2.9 million of liabilities, and $5.4 million of redeemable noncontrolling interests at March 31, 2025 and $72.4 million of assets, $1.9 million of liabilities, and $5.3 million of redeemable noncontrolling interests at December 31, 2024. AC’s net interest in the consolidated VOE at March 31, 2025 and December 31, 2024 was $66.4 million and $65.2 million, respectively.

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. The Company evaluates each of its equity method investments to determine if any are significant as defined in the regulations applicable to smaller reporting companies promulgated by the SEC. As of and for the three months ended March 31, 2025, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present summarized income statement information for any of its equity method investments.

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	March 31, 2025
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$292,264	$-	$-	$292,264
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	63,956	-	-	63,956
Common stocks	206,426	559	2,026	209,011
Mutual funds	1,227	-	-	1,227
Other	42	473	115	630
Total investments in securities	271,651	1,032	2,141	274,824
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	44,388	-	-	44,388
Preferred securities issued by Closed-end funds (a)	-	-	40,856	40,856
Mutual funds	84,092	-	-	84,092
Total investments in affiliated registered investment companies	128,480	-	40,856	169,336
Total investments held at fair value	400,131	1,032	42,997	444,160
Total assets at fair value	$692,395	$1,032	$42,997	$736,424
Liabilities
Common stocks	$8,028	$-	$-	$8,028
Other	38	688	-	726
Securities sold, not yet purchased	8,066	688	-	8,754
Total liabilities at fair value	$8,066	$688	$-	$8,754

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three Months Ended March 31,
Assets:	2025	2024
Beginning balance	$43,006	$10,610
Total gains/(losses)	(9)	-
Purchases	-	3,900
Sales/return of capital	-	(2,400)
Ending balance	$42,997	$12,110
Changes in net unrealized gain/(loss) included in Net gain from investments related to Level 3 assets still held as of the reporting date	$(9)	$-

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain from investments in the condensed consolidated statements of income.

During the three months ended March 31, 2025 and 2024, there were no transfers into or out of Level 3.

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

The significant unobservable input used in the fair value measurement of each of the Company’s investments in privately issued preferred securities of closed-end funds is the discount rate. The discount rate was determined using the interest rates of U.S. Treasury Bills that are held over a similar period as the preferred security. The discount rates used in the valuation of these investments as of March 31, 2025 ranged from 3.91% to 4.30% with a weighted average of 4.08% calculated based on the relative fair value. At December 31, 2024, the discount rates used ranged from 4.16% to 4.28% with a weighted average of 4.19%. Significant changes in the discount rate could result in a significantly higher or lower fair value measurement of these Level 3 investments.

The Company uses the market approach as the valuation technique to value its investment in common stocks classified as Level 3, specifically considering recent transactions.

6.    Income Taxes

The effective tax rate (“ETR”) for the three months ended March 31, 2025 and  March 31, 2024 was 26.3% and 21.5%, respectively. The ETR in the 2025 period differs from the U.S. corporate tax rate of 21% primarily due to (a) deferred tax expense from a foreign investment, (b) state and local taxes (net of federal benefit) and (c) the deductibility of officers' compensation. The ETR in the 2024 period differs from the U.S. corporate tax rate of 21% primarily due to (a) deferred tax benefits from a foreign investment, (b) state and local taxes (net of federal benefit) and (c) the deductibility of officers' compensation. The increase in the ETR for the three months ended March 31, 2025 was primarily due to deferred tax benefits from a foreign investment which reduced the prior year's rate.

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

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Income before noncontrolling interests	$7,769	$13,857
Income attributable to noncontrolling interests	100	36
Net income attributable to Associated Capital Group, Inc.'s shareholders	$7,669	$13,821

Weighted average number of shares outstanding - basic and diluted	21,166	21,500

Basic and Diluted EPS	$0.36	$0.64

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

Based on the closing price of the Company’s Class A Stock and cumulative dividends on March 31, 2025 and December 31, 2024, the total liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of March 31, 2025 and December 31, 2024, with respect to the Phantom RSAs was $5.9 million and $4.8 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three month periods ended  March 31, 2025 and 2024, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands, unless otherwise noted):

	Three Months Ended March 31,
	2025	2024

Stock-based compensation expense	$1,153	$162

Remaining expense to be recognized, if all vesting conditions are met(1)	6,153	4,093

Weighted average remaining contractual term (in years)	1.9	2.0

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA ("PRSA") activity:

	PRSAs	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	301,595	$36.52
Granted	-	-
Forfeited	(5,500)	36.70
Vested	-	-
Balance at March 31, 2025	296,095	$36.52

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

The following table presents the Company's stock repurchase activity and remaining authorization:

For the period ended March 31, 2025:	Number of shares purchased	Average price per share
Remaining repurchase authorization December 31, 2024	353,548
Share repurchases under stock repurchase program (1)	(39,018)	$36.32
Remaining repurchase authorization March 31, 2025	314,530
For the period ended March 31, 2024:
Remaining repurchase authorization December 31, 2023	156,664
Share repurchases under stock repurchase program (1)	(117,354)	$33.63
Remaining repurchase authorization March 31, 2024 (2)	389,310

(1) Repurchases totaled $1.4 million and $3.9 million for the three-month periods ended March 31, 2025 and 2024, respectively.

(2) On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares.

Dividends

There were no dividends declared during the three-month periods ended March 31, 2025 or 2024.

9.    Segment Information

The Company operates in one business segment, the investment advisory and alternative asset management business. The Company conducts its business principally through Gabelli & Company Investment Advisers, Inc. and its wholly owned subsidiary Gabelli & Partners, LLC. The Company has identified the Executive Chair and the Chief Executive Officer as the chief operating decision maker (“CODM”), who use net income in the condensed consolidated statements of income to evaluate the results of the business to manage the Company. The CODM uses net income in deciding whether to reinvest profits or allocate profits to other uses of capital, such as for acquisitions or to pay dividends. All expense categories on the condensed consolidated statements of income are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the condensed consolidated statements of financial condition. The Company’s operations constitute a single operating segment and, therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in Note 2, Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2024.

10.    Goodwill

At March 31, 2025 and December 31, 2024, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three months ended March 31, 2025 or March 31, 2024, and as such there was no impairment analysis performed or charge recorded.

11.    Guarantees, Contingencies and Commitments

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

12.    Subsequent Events

From April 1, 2025 to May 9, 2025, the Company repurchased 7,796 shares at an average price of $34.48 per share.

On May 7, 2025, the Board of Directors declared a semi-annual dividend of $0.10 per share, which is payable on June 26, 2025 to Class A and Class B shareholders of record on June 12, 2025.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s unaudited interim consolidated financial statements and accompanying notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company’s audited annual financial statements included in our Form 10-K filed with the SEC on March 19, 2025 to help provide an understanding of our financial condition, changes in financial condition and results of operations. Unless the context otherwise requires, all references to “we,” “us,” “our,” “AC Group” or the “Company” refer collectively to Associated Capital Group, Inc., a holding company, and its subsidiaries through which our operations are actually conducted.

Overview

We are a Delaware corporation, incorporated in 2015, that provides alternative investment management services and operates a direct investment business that over time invests in businesses that fit our criteria. Additionally, we derive income from proprietary investments.

In March 2025, Doug Jamieson retired as our Chief Executive Officer and President but will continue serving the Company as a Director. We thank him for his years of dedicated service and look forward to his continued contributions as a member of the Board of Directors. Patrick Huvane was named Interim Chief Executive Officer upon Doug Jamieson’s retirement.

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

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended March 31, 2025 and 2024:

($000s except per share data or as noted)

	First Quarter
	2025	2024
AUM - end of period (in millions)	$1,268	$1,549
AUM - average (in millions)	1,261	1,556
Net income per share-diluted	$0.36	$0.64
Book value per share at March 31	$42.51	$42.80

Condensed Consolidated Statements of Income

Investment advisory and incentive fees, which are based on the amount and composition of AUM in our funds and accounts, represent our largest source of revenues. Growth in revenues depends on good investment performance, which influences the value of existing AUM as well as contributes to higher investment and lower redemption rates and attracts additional investors while maintaining current fee levels. Growth in AUM is also dependent on being able to access various distribution channels, which is usually based on several factors, including performance and service. In light of the ongoing market uncertainty caused by global trade and geopolitical conflicts and their impact on the global economy and markets, we could experience higher volatility in the short-term returns of our funds.

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

Condensed Consolidated Statements of Financial Condition

We ended the first quarter of 2025 with approximately $870.8 million in cash and investments, net of securities sold, not yet purchased of $8.8 million. This includes $293.9 million of cash and cash equivalents; $64.0 million of U.S. Treasury obligations; $202.1 million of securities, net of securities sold, not yet purchased, including shares of GAMCO with a market value of $15.6 million; and $310.9 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $85.2 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $899.0 million or $42.51 per share as of March 31, 2025, compared to $892.7 million or $42.14 per share as of December 31, 2024. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2024 was largely attributable to income for the year to date period.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2025	2024
Revenues
Investment advisory and incentive fees	$2,004	$2,907
Other revenues	125	104
Total revenues	2,129	3,011
Expenses
Compensation	4,448	3,820
Management fee	1,103	1,982
Other operating expenses	1,866	2,179
Total expenses	7,417	7,981
Operating loss	(5,288)	(4,970)
Other income/(expense)
Net gain from investments	10,892	16,794
Interest and dividend income	5,018	5,983
Interest expense	(45)	(83)
Shareholder-designated contribution	(31)	(69)
Total other income, net	15,834	22,625
Income before income taxes	10,546	17,655
Income tax expense	2,777	3,798
Income before noncontrolling interests	7,769	13,857
Income attributable to noncontrolling interests	100	36
Net income attributable to Associated Capital Group, Inc.'s shareholders	$7,669	$13,821

Net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic and diluted	$0.36	$0.64

Weighted average shares outstanding:
Basic and diluted	21,166	21,500

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

Total revenues in the first quarter were $2.1 million compared to $3.0 million in the first quarter of 2023.  Revenues generated by the GAMCO International SICAV – GAMCO Merger Arbitrage (the “SICAV”) were $0.9 million versus $1.7 million in the prior year period. All other revenues were $1.2 million compared to $1.3 million in the year-ago quarter.

Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. Unrecognized incentive fees amounted to $2.0 million for the quarter ended March 31, 2025. There were no material unrecognized incentive fees in the March 31, 2024 quarter.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $4.4 million and $3.8 million for the three month periods ended March 31, 2024 and 2023, respectively, primarily driven by higher mark to market stock-based compensation expense of $0.9 million in 2025, partially offset by lower variable compensation of $0.3 million in 2025.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of income before management fee and income taxes and excluding the impact of consolidating entities and is payable to Mario J. Gabelli, Executive Chair, or his designee pursuant to his employment agreement. Management fee expense of $1.1 million and $2.0 million was recorded for the three-month periods ended March 31, 2025 and 2024, respectively.

Other operating expenses were $1.9 million for the three months ended March 31, 2025 compared to $2.2 million in the prior year's quarter driven primarily by lower variable-based marketing expenses on the SICAV.

Other

Net gain from investments is primarily related to the performance of our merger arbitrage partnerships. Investment gains were $10.9 million in the 2025 quarter compared to $16.8 million in the comparable 2024 quarter.

Interest and dividend income was $5.0 million in the 2025 quarter compared to $6.0 million in the 2024 quarter, the decrease is primarily driven by increased interest income in the 2024 period as a result of higher average interest rates in the 2024 quarter.

Income taxes

The effective rate for the three months ended March 31, 2025 and March 31, 2024 was 26.3% and 21.5%, respectively. The difference in effective rate period over period is primarily driven by deferred tax benefits from a foreign investment which reduced the prior quarter's effective tax rate.

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

Assets under management were $1.3 billion as of March 31, 2025 compared to $1.2 billion at December 31, 2024. The increase from year-end was primarily attributable to market appreciation.

Assets Under Management (in millions)

				% Change From
	March 31,	December 31,	March 31,	December 31,	March 31,
	2025	2024	2024	2024	2024
Merger Arbitrage(a)	$1,012	$1,003	$1,262	0.9	(19.8)
Long/Short Value	221	209	251	5.7	(12.0)
Other	36	36	36	-	-
Total AUM	$1,269	$1,248	$1,549	1.7	(18.1)

(a) Includes $401, $408, and $580 of sub-advisory AUM related to GAMCO International SICAV - GAMCO Merger Arbitrage, $70, $68, and $66 of sub-advisory AUM related to Gabelli Merchant Partners Plc (f/k/a Gabelli Merger Plus+ Trust Plc), respectively.

Fund flows for the three months ended March 31, 2025 (in millions):

	December 31, 2024	Market Appreciation/ (Depreciation)	Foreign Currency(1)	Net Inflows/ (Outflows)	March 31, 2025
Merger Arbitrage	$1,003	$25	$13	$(29)	$1,012
Long/Short Value	209	7	-	5	221
Other	36	1	-	(1)	36
Total AUM	$1,248	$33	$13	$(25)	$1,269

(1) Reflects the impact of currency fluctuations of non-US dollar denominated classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management increased on a net basis by $21 million for the quarter ended March 31, 2025 due to market appreciation of $33 million and the impact of currency fluctuations in non-US dollar denominated classes of investment funds of $13 million, partially offset by net investor outflows of $25 million.

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

Summary cash flow data is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$(8,141)	$(1,105)
Investing activities	1,220	(663)
Financing activities	(1,427)	(4,306)
Net decrease in cash, cash equivalents and restricted cash	(8,348)	(6,074)
Cash, cash equivalents and restricted cash at beginning of period	325,703	347,057
Cash, cash equivalents and restricted cash at end of period	$317,355	$340,983

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At March 31, 2025, we had cash and cash equivalents of $293.9 million, Investments in U.S. Treasury Bills of $64.0 million and $202.1 million of investments net of securities sold, not yet purchased of $8.8 million. Included in cash and cash equivalents as of March 31, 2025 is $3.1 million which is held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $8.1 million for the three months ended March 31, 2025. Operating cash flows in 2025 are driven by $7.7 million of net decreases in securities, adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes of $6.7 million, and $3.8 million of net receivables/payables, offset partially by our net income of $7.8 million and net distributions from investment partnerships of $2.3 million. Net cash provided by investing activities was $1.2 million primarily due to proceeds from sales of securities of $0.6 million and return of capital on securities of $0.6 million. Net cash used in financing activities was $1.4 million resulting from stock buyback payments of $1.4 million.

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

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. See Note 1 and the Company’s Critical Accounting Policies in Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations in AC’s 2024 Annual Report on Form 10-K filed with the SEC on March 19, 2025 for details on Critical Accounting Policies.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s condensed consolidated financial condition, operations, or cash flows at March 31, 2025. See also Note 11, Guarantees, Contingencies and Commitments, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
01/01/25 - 01/31/25	11,136	$35.80	11,136	342,412
02/01/25 - 02/28/25	9,887	37.08	9,887	332,525
03/01/25 - 03/31/25	17,995	36.23	17,995	314,530
Totals	39,018	$36.32	39,018

ITEM 3:   Defaults Upon Senior Securities

Not applicable.

ITEM 4:   Mine Safety Disclosures

Not applicable.

ITEM 5:   Other Information

During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company's Form 10-K dated December 31, 2024 filed with the Commission on March 19, 2025).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
97.1	Associated Capital Group, Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company's Form 10-K dated December 31, 2023 filed with the Commission on March 21, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED CAPITAL GROUP, INC.
(Registrant)

By:	/s/ Ian J. McAdams
Name:	Ian J. McAdams
Title:	Chief Financial Officer

Date: May 9, 2025