Form 10-Q
period 2025-06-30
Associated Capital Group, Inc.
filed 2025-08-07
CIK 1642122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at August 1, 2025
Class A Common Stock, .001 par value	2,172,492
Class B Common Stock, .001 par value	18,921,100

As of August 1, 2025, 2,172,492 shares of class A common stock and 18,921,100 shares of class B common stock were outstanding. GGCP, Inc., a private company controlled by the Company’s Executive Chairman, held 77,165 shares of class A common stock and indirectly held 18,423,741 shares of class B common stock. Other executive officers and directors of GGCP, Inc. held 29,866 and 176,758 shares of class A and class B common stock, respectively. In addition, there are 296,095 Phantom Restricted Stock Awards outstanding as of June 30, 2025.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

*         Items other than those listed above have been omitted because they are not applicable.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

(Dollars in thousands)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents (includes U.S. Treasury Bills with maturities of 3 months or less)	$249,360	$299,551
Investments in U.S. Treasury Bills with maturities greater than 3 months	143,140	68,299
Investments in equity securities (includes GAMCO stock with a fair value of $16,248 and $16,920, respectively)	194,736	199,040
Investments in affiliated registered investment companies	174,592	165,515
Investments in partnerships	144,611	139,988
Receivable from brokers	27,373	27,634
Investment advisory fees receivable	1,103	4,142
Receivable from affiliates	1,122	636
Income taxes receivable, including deferred tax assets, net	2,108	6,021
Goodwill	3,519	3,519
Other assets	17,462	20,944
Total assets	$959,126	$935,289

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

Payable to brokers	$6,886	$5,491
Income taxes payable, including deferred tax liabilities, net	4,046	-
Compensation payable	18,213	17,747
Securities sold, not yet purchased	7,243	8,436
Accrued expenses and other liabilities	2,314	5,317
Total liabilities	38,702	36,991

Redeemable noncontrolling interests	5,770	5,592

Commitments and contingencies (Note 11)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.001 par value; 100,000,000 shares authorized; 6,671,072 and 6,641,601 shares issued; 2,203,132 and 2,233,920 shares outstanding, respectively	6	6
Class B Common Stock, $0.001 par value; 100,000,000 shares authorized; 19,196,792 shares issued; 18,921,100 and 18,950,571 outstanding, respectively	19	19
Additional paid-in capital	999,047	999,047
Retained earnings	69,950	45,809
Treasury stock, at cost (4,467,940 and 4,407,681 shares, respectively)	(154,368)	(152,175)
Total equity	914,654	892,706
Total liabilities, redeemable noncontrolling interests and equity	$959,126	$935,289

As of June 30, 2025 and December 31, 2024, certain balances include amounts related to a consolidated variable interest entity (“VIE”) and voting interest entity (“VOE”). See Note 4.

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

UNAUDITED

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Investment advisory and incentive fees	$2,081	$2,489	$4,085	$5,396
Other revenues	126	106	251	210
Total revenues	2,207	2,595	4,336	5,606
Expenses
Compensation	5,297	3,942	9,745	7,762
Management fee	2,757	442	3,860	2,424
Other operating expenses	2,130	1,885	3,996	4,064
Total expenses	10,184	6,269	17,601	14,250
Operating loss	(7,977)	(3,674)	(13,265)	(8,644)
Other income
Net gain/(loss) from investments	27,081	(159)	37,973	16,635
Interest and dividend income	5,819	7,860	10,837	13,843
Interest expense	(34)	(69)	(79)	(152)
Shareholder-designated contribution	-	(380)	(31)	(449)
Total other income, net	32,866	7,252	48,700	29,877
Income before income taxes	24,889	3,578	35,435	21,233
Income tax expense	6,217	684	8,994	4,482
Income before noncontrolling interests	18,672	2,894	26,441	16,751
Income/(loss) attributable to noncontrolling interests	88	(91)	188	(55)
Net income attributable to Associated Capital Group, Inc.'s shareholders	$18,584	$2,985	$26,253	$16,806

Net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic and diluted	$0.88	$0.14	$1.24	$0.78

Weighted average shares outstanding:
Basic and diluted	21,135	21,392	21,150	21,446

Total shares outstanding	21,124	21,355	21,124	21,355

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

UNAUDITED

(Dollars in thousands)

	Three months ended June 30, 2025
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at March 31, 2025	$25	$53,478	$999,047	$(153,592)	$898,958	$5,682
Net income	-	18,584	-	-	18,584	88
Dividends declared ($0.10 per share)	-	(2,112)	-	-	(2,112)	-
Purchases of treasury stock	-	-	-	(776)	(776)	-
Balance at June 30, 2025	$25	$69,950	$999,047	$(154,368)	$914,654	$5,770

	Three months ended June 30, 2024
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at March 31, 2024	$25	$62,052	$999,047	$(144,274)	$916,850	$5,779
Net income/(loss)	-	2,985	-	-	2,985	(91)
Dividends declared ($0.10 per share)	-	(2,138)	-	-	(2,138)	-
Purchases of treasury stock	-	-	-	(2,218)	(2,218)	-
Balance at June 30, 2024	$25	$62,899	$999,047	$(146,492)	$915,479	$5,688

	Six months ended June 30, 2025
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2024	$25	$45,809	$999,047	$(152,175)	$892,706	$5,592
Redemptions of noncontrolling interests	-	-	-	-	-	(10)
Net income	-	26,253	-	-	26,253	188
Dividends declared ($0.10 per share)	-	(2,112)	-	-	(2,112)	-
Purchases of treasury stock	-	-	-	(2,193)	(2,193)	-
Balance at June 30, 2025	$25	$69,950	$999,047	$(154,368)	$914,654	$5,770

	Six months ended June 30, 2024
			Additional			Redeemable
	Common	Retained	Paid-in	Treasury	Total	Noncontrolling
	Stock	Earnings	Capital	Stock	Equity	Interests
Balance at December 31, 2023	$25	$48,231	$999,047	$(140,328)	$906,975	$6,103
Redemptions of noncontrolling interests	-	-	-	-	-	(360)
Net income/(loss)	-	16,806	-	-	16,806	(55)
Dividends declared ($0.10 per share)	-	(2,138)	-	-	(2,138)	-
Purchases of treasury stock	-	-	-	(6,164)	(6,164)	-
Balance at June 30, 2024	$25	$62,899	$999,047	$(146,492)	$915,479	$5,688

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Six months ended
	June 30,
	2025	2024
Operating activities
Net income	$26,441	$16,751
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in net gains from partnerships	(9,360)	(1,801)
Depreciation and amortization	179	181
Deferred income taxes	4,147	2,258
Donated securities	284	1,346
Unrealized gains on securities	(20,822)	(13,030)
Realized gains on sales of securities	(5,791)	(2,790)
(Increase)/decrease in assets:
Investments in trading securities	(56,587)	22,971
Investments in partnerships:
Contributions to partnerships	(1,663)	(5,619)
Distributions from partnerships	6,400	9,800
Receivable from affiliates	(486)	621
Receivable from brokers	(1,021)	(3,539)
Investment advisory fees receivable	3,039	3,483
Income taxes receivable	704	(2,154)
Other assets	3,303	3,489
Increase/(decrease) in liabilities:
Payable to brokers	1,395	2,183
Income taxes payable	3,108	-
Compensation payable	466	(2,721)
Accrued expenses and other liabilities	(3,003)	(2,806)
Total adjustments	(75,708)	11,872
Net cash (used in)/provided by operating activities	(49,267)	28,623

Investing activities
Purchases of securities	(56)	(5,030)
Proceeds from sales of securities	1,199	3,510
Return of capital on securities	966	880
Net cash provided by/(used in) investing activities	$2,109	$(640)

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED (continued)

(Dollars in thousands)

	Six months ended
	June 30,
	2025	2024
Financing activities
Dividends paid	$(2,112)	$(2,138)
Purchases of treasury stock	(2,193)	(6,164)
Redemptions of redeemable noncontrolling interests	(10)	(360)
Net cash used in financing activities	(4,315)	(8,662)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(51,473)	19,321
Cash, cash equivalents and restricted cash at beginning of period	325,703	347,057
Cash, cash equivalents and restricted cash at end of period	$274,230	$366,378

Supplemental disclosures of cash flow information:
Cash paid for interest	$79	$152
Cash paid for taxes	$1,024	$4,364

Reconciliation of Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$249,360	$341,317
Cash included in receivable from brokers	16,661	15,111
Restricted cash included in receivable from brokers	8,209	9,950
Cash, cash equivalents and restricted cash	$274,230	$366,378

See accompanying notes.

ASSOCIATED CAPITAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

For the three and six months ended June 30, 2025 and 2024, there were no items related to other comprehensive income.

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

Recently Enacted Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law and became effective in the third quarter of fiscal year 2025. We are currently evaluating the impact of the Act on our consolidated financial statements and disclosures.

2.    Revenue

The Company’s major revenue sources are as follows for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment advisory and incentive fees
Asset-based advisory fees	$1,063	$1,217	$2,120	$2,444
Performance-based advisory fees	21	1	31	1
Sub-advisory fees	997	1,271	1,934	2,951
Total investment advisory and incentive fees	2,081	2,489	4,085	5,396

Other	126	106	251	210

Total revenues	$2,207	$2,595	$4,336	$5,606

3.    Investments in Securities

Investments in securities at June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Debt - Trading Securities:
U.S. Treasury Bills	$140,932	$143,140	$66,721	$68,299
Equity Securities:
Common stocks	159,250	192,722	173,436	196,557
Mutual funds	728	1,372	686	1,315
Other investments	1,151	642	1,483	1,168
Total investments in equity securities	161,129	194,736	175,605	199,040
Total investments in securities	$302,061	$337,876	$242,326	$267,339

Securities sold, not yet purchased at June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value

Common stocks	$6,938	$7,000	$8,116	$8,236
Other investments	16	243	41	200
Total securities sold, not yet purchased	$6,954	$7,243	$8,157	$8,436

Investments in affiliated registered investment companies at June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value

Closed-end funds	$66,240	$86,587	$67,215	$83,705
Mutual funds	54,718	88,005	54,698	81,810
Total investments in affiliated registered investment companies	$120,958	$174,592	$121,913	$165,515

4.    Investment Partnerships and Other Entities

The Company is a general partner or co-general partner of various affiliated entities whose underlying assets consist primarily of marketable securities (“Affiliated Entities”). The Company had investments in Affiliated Entities totaling $105.0 million and $101.8 million at June 30, 2025 and December 31, 2024, respectively. The Company also had investments in unaffiliated partnerships, offshore funds and other entities of $39.6 million and $38.1 million at June 30, 2025, and December 31, 2024, respectively (“Unaffiliated Entities”).

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

Consolidated Entities

The following table reflects the net impact of the consolidated investment partnerships (“Consolidated Entities”) on the condensed consolidated statements of financial condition (in thousands):

	June 30, 2025
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$231,316	$18,044	$249,360
Investments in U.S. Treasury Bills	128,774	14,366	143,140
Investments in equity securities	146,578	48,158	194,736
Investments in affiliated registered investment companies	231,530	(56,938)	174,592
Investments in partnerships	166,566	(21,955)	144,611
Receivable from brokers	20,872	6,501	27,373
Investment advisory fees receivable	1,104	(1)	1,103
Other assets(1)	22,751	1,460	24,211
Total assets	$949,491	$9,635	$959,126
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$7,028	$215	$7,243
Payable to brokers and other liabilities(1)	27,809	3,650	31,459
Redeemable noncontrolling interests	-	5,770	5,770
Total equity	914,654	-	914,654
Total liabilities, redeemable noncontrolling interests and equity	$949,491	$9,635	$959,126

(1) Represents the summation of multiple assets and liabilities from the condensed consolidated statements of financial condition.

	December 31, 2024
	Prior to	Consolidated
Assets	Consolidation	Entities	As Reported
Cash and cash equivalents	$289,991	$9,560	$299,551
Investments in U.S. Treasury Bills	64,320	3,979	68,299
Investments in equity securities	139,303	59,737	199,040
Investments in affiliated registered investment companies	220,422	(54,907)	165,515
Investments in partnerships	160,537	(20,549)	139,988
Receivable from brokers	20,402	7,232	27,634
Investment advisory fees receivable	4,142	-	4,142
Other assets(1)	28,385	2,735	31,120
Total assets	$927,502	$7,787	$935,289
Liabilities, redeemable noncontrolling interests and equity
Securities sold, not yet purchased	$8,290	$146	$8,436
Payable to brokers and other liabilities(1)	26,506	2,049	28,555
Redeemable noncontrolling interests	-	5,592	5,592
Total equity	892,706	-	892,706
Total liabilities, redeemable noncontrolling interests and equity	$927,502	$7,787	$935,289

(1) Represents the summation of multiple assets and liabilities from the condensed consolidated statements of financial condition.

The following table reflects the net impact of the Consolidated Entities on the condensed consolidated statements of income (in thousands):

	Three months ended June 30, 2025
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,978	$(771)	$2,207
Operating loss	(6,369)	(1,608)	(7,977)
Total other income, net	31,186	1,680	32,866
Income before noncontrolling interests	18,584	88	18,672
Income attributable to noncontrolling interests, net of taxes	-	88	88
Net income	$18,584	$-	$18,584

	Three months ended June 30, 2024
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$2,703	$(108)	$2,595
Operating loss	(3,270)	(404)	(3,674)
Total other income, net	7,250	2	7,252
Income/(loss) before noncontrolling interests	2,985	(91)	2,894
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(91)	(91)
Net income	$2,985	$-	$2,985

	Six months ended June 30, 2025
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$4,937	$(601)	$4,336
Operating loss	(11,291)	(1,974)	(13,265)
Total other income, net	46,033	2,667	48,700
Income before noncontrolling interests	26,253	188	26,441
Income attributable to noncontrolling interests, net of taxes	-	188	188
Net income	$26,253	$-	$26,253

	Six months ended June 30, 2024
	Prior to	Consolidated
	Consolidation	Entities	As Reported
Total revenues	$5,823	$(217)	$5,606
Operating loss	(7,877)	(767)	(8,644)
Total other income, net	29,697	180	29,877
Income/(loss) before noncontrolling interests	16,806	(55)	16,751
Income/(loss) attributable to noncontrolling interests, net of taxes	-	(55)	(55)
Net income	$16,806	$-	$16,806

Variable Interest Entity

We have one investment partnership that is consolidated as a VIE as of June 30, 2025 and December 31, 2024 because AC is the primary beneficiary of the entity. With respect to the consolidated VIE, its assets may only be used to satisfy its obligations. The investors and creditors of the consolidated VIE have no recourse to the Company’s general assets. In addition, the Company neither benefits from such VIE’s assets nor bears the related risk beyond its beneficial interest in the VIE.

The following table presents the balances related to the VIE that is consolidated and included on the condensed consolidated statements of financial condition as well as the Company’s net interest in that VIE (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$302	$118
Investments in equity securities	10,980	10,473
Receivable from brokers	223	-
Accrued expenses and other liabilities (1)	(35)	(127)
Redeemable noncontrolling interests	(294)	(307)
AC Group's net interest in the consolidated VIE	$11,176	$10,157

(1) Represents the summation of multiple liabilities from the condensed consolidated statements of financial condition.

Voting Interest Entity

We have one investment partnership that is consolidated as a VOE as of June 30, 2025 and December 31, 2024 because AC has a controlling interest in the entity. This resulted in the consolidation of $77.6 million of assets, $4.6 million of liabilities, and $5.5 million of redeemable noncontrolling interests at June 30, 2025 and $72.4 million of assets, $1.9 million of liabilities, and $5.3 million of redeemable noncontrolling interests at December 31, 2024. AC’s net interest in the consolidated VOE at June 30, 2025 and December 31, 2024 was $67.5 million and $65.2 million, respectively.

Equity Method Investments

The Company’s equity method investments include investments in partnerships and offshore funds. The Company evaluates each of its equity method investments to determine if any are significant as defined in the regulations applicable to smaller reporting companies promulgated by the SEC. As of and for the three and six months ended June 30, 2025, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present summarized income statement information for any of its equity method investments.

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

The following tables present assets and liabilities measured at fair value on a recurring basis, unless otherwise noted, as of the dates specified (in thousands):

	June 30, 2025
Assets	Level 1	Level 2	Level 3	Total
Cash equivalents	$248,147	$-	$-	$248,147
Investments in securities (including GAMCO stock):
Trading - U.S. Treasury Bills	143,140	-	-	143,140
Common stocks	190,205	491	2,026	192,722
Mutual funds	1,372	-	-	1,372
Other	7	510	125	642
Total investments in securities	334,724	1,001	2,151	337,876
Investments in affiliated registered investment companies:
Closed-end funds - equity securities	45,731	-	-	45,731
Preferred securities issued by Closed-end funds (a)	-	-	40,856	40,856
Mutual funds	88,005	-	-	88,005
Total investments in affiliated registered investment companies	133,736	-	40,856	174,592
Total investments held at fair value	468,460	1,001	43,007	512,468
Total assets at fair value	$716,607	$1,001	$43,007	$760,615
Liabilities
Common stocks	$7,000	$-	$-	$7,000
Other	2	241	-	243
Securities sold, not yet purchased	7,002	241	-	7,243
Total liabilities at fair value	$7,002	$241	$-	$7,243

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended		Six months ended
	June 30,		June 30,
Assets:	2025	2024	2025	2024
Beginning balance	$42,997	$12,110	$43,006	$10,610
Total gains/(losses)	-	100	(9)	100
Purchases	-	-	-	3,900
Sales/return of capital	-	(193)	-	(2,593)
Transfers	10	-	10	-
Ending balance	$43,007	$12,017	$43,007	$12,017
Changes in net unrealized gain/(loss) included in Net gain/(loss) from investments related to level 3 assets still held as of the reporting date	$-	$100	$(9)	$100

Total realized and unrealized gains and losses for Level 3 assets are reported in net gain/(loss) from investments in the condensed consolidated statements of income.

During the three and six months ended June 30, 2025, $10 thousand was transferred into Level 3 from Level 1. During the three and six months ended June 30, 2024, there were no transfers into or out of Level 3.

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

The significant unobservable input used in the fair value measurement of each of the Company’s investments in privately issued preferred securities of closed-end funds is the discount rate. The discount rate was determined using the interest rates of U.S. Treasury Bills that are held over a similar period as the preferred security. The discount rates used in the valuation of these investments as of June 30, 2025 ranged from 3.72% to 4.30% with a weighted average of 4.22% calculated based on the relative fair value. At December 31, 2024, the discount rates used ranged from 4.16% to 4.28% with a weighted average of 4.19%. Significant changes in the discount rate could result in a significantly higher or lower fair value measurement of these Level 3 investments.

The Company uses the market approach as the valuation technique to value its investment in common stocks classified as Level 3, specifically considering recent transactions.

6.    Income Taxes

A reconciliation of the Federal statutory income tax rate to the effective tax rate is set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Statutory Federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income tax, net of Federal benefit	1.1%	1.4%	1.7%	1.4%
Dividends received deduction	-0.4%	-6.9%	-0.6%	-1.5%
Foreign tax rate differential	1.1%	0.0%	1.9%	-2.0%
Nondeductible compensation	2.3%	2.4%	1.7%	1.4%
Other	-0.1%	1.3%	-0.3%	0.8%
Effective income tax rate	25.0%	19.1%	25.4%	21.1%

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

The computations of basic and diluted net income per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Income before noncontrolling interests	$18,672	$2,894	$26,441	$16,751
Income/(loss) attributable to noncontrolling interests	88	(91)	188	(55)
Net income attributable to AC's shareholders	$18,584	$2,985	$26,253	$16,806

Weighted average number of shares outstanding - basic and diluted	21,135	21,392	21,150	21,446

Basic and Diluted EPS	$0.88	$0.14	$1.24	$0.78

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

Stock Award and Incentive Plan

The Company’s Board of Directors periodically grants shares of Phantom Restricted Stock awards (“Phantom RSAs” or "PRSAs"). Under the terms of the grants, the Phantom RSAs vest 30% and 70% after three and five years, respectively. The Phantom RSAs will be settled by a cash payment, net of applicable withholding tax, on the vesting dates. In addition, an amount equivalent to the cumulative dividends declared on shares of the Company’s Class A Stock during the vesting period will be paid to participants on vesting.

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

Based on the closing price of the Company’s Class A Stock and cumulative dividends on June 30, 2025 and December 31, 2024, the total liability recorded by the Company in compensation payable in our condensed consolidated statements of financial condition as of June 30, 2025 and December 31, 2024, with respect to the Phantom RSAs was $6.5 million and $4.8 million, respectively.

The following table summarizes our stock-based compensation as well as unrecognized compensation for the three and six months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense is included in compensation expense in the condensed consolidated statements of income (dollars in thousands, unless otherwise noted):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Stock-based compensation expense	$565	$595	$1,718	$757

Remaining expense to be recognized, if all vesting conditions are met(1)			5,374	7,131

Weighted average remaining contractual term (in years)			1.8	2.2

(1) Does not include an estimate for projected future dividends.

The following table summarizes Phantom RSA activity:

	PRSAs	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	301,595	$36.52
Granted	-	-
Forfeited	(5,500)	36.70
Vested	-	-
Balance at June 30, 2025	296,095	$36.52

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

The following table presents the Company's stock repurchase activity and remaining authorization:

For the period ended June 30, 2025:	Number of shares purchased	Average price per share
Remaining repurchase authorization December 31, 2024	353,548
Share repurchases under stock repurchase program (1)	(39,018)	$36.32
Remaining repurchase authorization March 31, 2025	314,530
Share repurchases under stock repurchase program (1)	(21,241)	$36.53
Remaining repurchase authorization June 30, 2025	293,289
For the period ended June 30, 2024:
Remaining repurchase authorization December 31, 2023	156,664
Share repurchases under stock repurchase program (1)	(117,354)	$33.63
Remaining repurchase authorization March 31, 2024 (2)	389,310
Share repurchases under stock repurchase program (1)	(65,469)	$33.88
Remaining repurchase authorization June 30, 2024	323,841

(1) Repurchases totaled $0.8 million and $2.2 million for the three-month periods ended June 30, 2025 and 2024, respectively. Repurchases totaled $2.2 million and $6.2 million for the six-month periods ended June 30, 2025 and 2024, respectively.

(2) On February 6, 2024, the Board of Directors authorized the repurchase of an additional 350,000 shares.

Dividends

During the three and six months ended June 30, 2025 and 2024, the Company declared dividends of $0.10 per share to Class A and Class B shareholders totaling $2.1 million and $2.1 million, respectively.

9.    Segment Information

The Company operates in one business segment, the investment advisory and alternative asset management business. The Company conducts its business principally through Gabelli & Company Investment Advisers, Inc. and its wholly owned subsidiary Gabelli & Partners, LLC. The Company has identified the Executive Chair and the Interim Chief Executive Officer as the chief operating decision maker (“CODM”), who use net income in the condensed consolidated statements of income to evaluate the results of the business to manage the Company. The CODM uses net income in deciding whether to reinvest profits or allocate profits to other uses of capital, such as for acquisitions or to pay dividends. All expense categories on the condensed consolidated statements of income are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the condensed consolidated statements of financial condition. The Company’s operations constitute a single operating segment and, therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in Note 2, Significant Accounting Policies, of the Annual Report on Form 10-K for the year ended December 31, 2024.

10.    Goodwill

At June 30, 2025 and December 31, 2024, goodwill on the condensed consolidated statements of financial condition includes $3.4 million of goodwill related to GCIA. The Company assesses the recoverability of goodwill at least annually, or more often should events warrant, using a qualitative assessment of whether it is more likely than not that an impairment has occurred to determine if a quantitative analysis is required. There were no indicators of impairment for the three and six months ended June 30, 2025 and 2024, and as such there was no impairment analysis performed or charge recorded.

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

12.    Subsequent Events

From July 1, 2025 to August 7, 2025, the Company repurchased 31,640 shares at an average price of $37.57 per share.

On August 5, 2025, the Board of Directors increased the buyback authorization under the Stock Repurchase Program by 150,000 shares of Class A Stock.

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

Financial Highlights

The following is a summary of the Company’s financial performance for the quarters ended June 30, 2025 and 2024:

($000s except per share data or as noted)

	Second Quarter
	2025	2024
AUM - end of period (in millions)	$1,342	$1,362
AUM - average (in millions)	$1,298	$1,446
Net income per share-diluted	$0.88	$0.14
Book value per share at June 30	$43.30	$42.87

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

Condensed Consolidated Statements of Financial Condition

We ended the second quarter of 2025 with approximately $899.2 million in cash and investments, net of securities sold, not yet purchased of $7.2 million. This includes $249.4 million of cash and cash equivalents; $143.1 million of U.S. Treasury obligations; $187.5 million of securities, net of securities sold, not yet purchased, including shares of GAMCO Investors, Inc. ("GAMCO") with a market value of $16.2 million; and $319.2 million invested in affiliated and third-party funds and partnerships, including investments in affiliated closed end funds which have a value of $86.6 million and more limited liquidity. Our financial resources provide flexibility to pursue strategic objectives that may include acquisitions, lift-outs, seeding new investment strategies, and co-investing, as well as shareholder compensation in the form of share repurchases and dividends.

Total shareholders’ equity was $914.7 million or $43.30 per share as of June 30, 2025, compared to $892.7 million or $42.14 per share as of December 31, 2024. Shareholders’ equity per share is calculated by dividing the total equity by the number of common shares outstanding. The increase in equity from the end of 2024 was largely attributable to income for the year to date period.

RESULTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Investment advisory and incentive fees	$2,081	$2,489	$4,085	$5,396
Other revenues	126	106	251	210
Total revenues	2,207	2,595	4,336	5,606
Expenses
Compensation	5,297	3,942	9,745	7,762
Management fee	2,757	442	3,860	2,424
Other operating expenses	2,130	1,885	3,996	4,064
Total expenses	10,184	6,269	17,601	14,250
Operating loss	(7,977)	(3,674)	(13,265)	(8,644)
Other income
Net gain/(loss) from investments	27,081	(159)	37,973	16,635
Interest and dividend income	5,819	7,860	10,837	13,843
Interest expense	(34)	(69)	(79)	(152)
Shareholder-designated contribution	-	(380)	(31)	(449)
Total other income, net	32,866	7,252	48,700	29,877
Income before income taxes	24,889	3,578	35,435	21,233
Income tax expense	6,217	684	8,994	4,482
Income before noncontrolling interests	18,672	2,894	26,441	16,751
Income/(loss) attributable to noncontrolling interests	88	(91)	188	(55)
Net income attributable to Associated Capital Group, Inc.'s shareholders	$18,584	$2,985	$26,253	$16,806

Net income per share attributable to Associated Capital Group, Inc.'s shareholders:
Basic and diluted	$0.88	$0.14	$1.24	$0.78

Weighted average shares outstanding:
Basic and diluted	21,135	21,392	21,150	21,446

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

Total revenues in the second quarter were $2.2 million compared to $2.6 million in the second quarter of 2024.  Revenues generated by the GAMCO International SICAV – GAMCO Merger Arbitrage (the “SICAV”) were $1.0 million versus $1.3 million in the prior year period. All other revenues were $1.2 million compared to $1.3 million in the year-ago quarter.

Incentive fees are not recognized until the uncertainty surrounding the amount of variable consideration ends and the fee is crystalized, typically on an annual basis on December 31. Unrecognized incentive fees amounted to $9.5 million for the quarter ended June 30, 2025. There were no material unrecognized incentive fees for the quarter ended June 30, 2024. An incentive fee of approximately $1.0 million was earned on Gabelli Merchant Partners Plc (f/k/a Gabelli Merger Plus+ Trust Plc) during the quarter ended June 30, 2025, however due to the Company’s controlling ownership interest in the entity, this revenue is eliminated in the consolidation of the entity for financial reporting purposes.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $5.3 million and $3.9 million for the three month periods ended June 30, 2025 and 2024, respectively, primarily driven by higher variable compensation of $1.6 million, offset partially by lower salary expense. Variable compensation fluctuates with management and incentive fee revenues as well as the investment results of certain proprietary accounts.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of income before management fee and income taxes and excluding the impact of consolidating entities and is payable to Mario J. Gabelli, Executive Chair, or his designee pursuant to his employment agreement. Management fee expense of $2.8 million was recorded for the three-month period ended June 30, 2025 compared to $0.4 million for the three-month period ended June 30, 2024.

Other operating expenses were $2.1 million during the three months ended June 30, 2025 compared to $1.9 million in the prior year's quarter.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $27.1 million in the 2025 quarter compared to losses of $0.2 million in the comparable 2024 quarter. The primary driver of the 2025 quarter's results is the performance of our investments in our merger arbitrage funds.

Interest and dividend income decreased to $5.8 million in the 2025 quarter from $7.9 million in the 2024 quarter primarily driven by lower sustained interest rates in the 2025 quarter.

There were no Shareholder-designated contributions in the 2025 quarter compared to $0.4 million in the prior year’s quarter, the difference driven by timing of contributions.

Income taxes

The effective tax rate for the three months ended June 30, 2025 and 2024 was 25.0% and 19.1%, respectively. The difference in effective tax rate period over period is primarily driven by certain nondeductible compensation expenses in the 2025 quarter which increased the current year's effective tax rate, coupled with deferred tax benefits from a foreign investment which reduced the prior year quarter's effective tax rate.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues

Total revenues for the six months ended June 30, 2025 were $4.3 million compared to $5.6 million in the six months ended June 30, 2024. Revenues generated by the GAMCO International SICAV – GAMCO Merger Arbitrage (the “SICAV”) were $1.9 million versus $3.0 million in the prior year period. All other revenues were $2.4 million compared to $2.6 million in the year-ago quarter driven by lower average AUM in 2025.

Expenses

Compensation, which includes variable compensation, salaries, bonuses and benefits, was $9.7 million and $7.8 million for the six months ended June 30, 2025 and 2024, respectively, primarily driven by higher variable based compensation of $1.3 million and higher stock-based compensation expense of $1.0 million in 2025, offset partially by lower salary expense.

Management fee expense represents incentive-based and entirely variable compensation in the amount of 10% of income before management fee and income taxes and excluding the impact of consolidating entities and is payable to Mario J. Gabelli, Executive Chair, or his designee pursuant to his employment agreement. Management fee expense was $3.9 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.

Other operating expenses were $4.0 million during the six months ended June 30, 2025 compared to $4.1 million in the prior year period.

Other

Net gain/(loss) from investments is primarily related to the performance of our securities portfolio and investments in partnerships. Investment gains were $38.0 million in the 2025 period compared to $16.6 million in the 2024 period. The primary driver of the 2025 period's results is the performance of our investments in our merger arbitrage funds.

Interest and dividend income decreased to $10.8 million in the 2025 period from $13.8 million in the 2024 period primarily driven by lower interest income as a result of lower sustained interest rates in the 2025 period.

Shareholder-designated contributions for the six months ended June 30, 2025 decreased to $31 thousand compared to $0.4 million in the prior year period, driven by timing of contributions.

Income taxes

The effective tax rate for the six months ended June 30, 2025 and 2024 was 25.4% and 21.1%, respectively. The difference in effective tax rate period over period is primarily driven by certain nondeductible compensation expenses in 2025 which increased the current year's effective tax rate, coupled with deferred tax benefits from a foreign investment which reduced the prior year's effective tax rate

ASSETS UNDER MANAGEMENT

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

Assets under management were $1.3 billion as of June 30, 2025 compared to $1.2 billion at December 31, 2024. The increase from year-end was primarily attributable to market appreciation.

Assets Under Management (in millions)

				% Change From
	June 30,	December 31,	June 30,	December 31,	June 30,
	2025	2024	2024	2024	2024
Merger Arbitrage(a)	$1,078	$1,003	$1,127	7.5	(4.3)
Long/Short Value(b)	228	209	199	9.1	14.6
Other	36	36	36	-	-
Total AUM	$1,342	$1,248	$1,362	7.5	(1.5)

(a) Includes $455, $408, and $468 of sub-advisory AUM related to GAMCO International SICAV - GAMCO Merger Arbitrage, $71, $68, and $66 of sub-advisory AUM related to Gabelli Merchant Partners Plc (f/k/a Gabelli Merger Plus+ Trust Plc), respectively.

(b) Assets under management represent the assets invested in this strategy that are attributable to Associated Capital Group, Inc.

Fund flows for the three months ended June 30, 2025 (in millions):

	March 31, 2025	Market Appreciation/ (Depreciation)	Foreign Currency(1)	Net Inflows/ (Outflows)	June 30, 2025
Merger Arbitrage	$1,012	$41	$23	$2	$1,078
Long/Short Value	221	7	-	-	228
Other	36	1	-	(1)	36
Total AUM	$1,269	$49	$23	$1	$1,342

(1) Reflects the impact of currency fluctuations of non-US dollar denominated classes of investment funds.

The majority of our AUM have calendar year-end measurement periods, and our incentive fees are primarily recognized in the fourth quarter. Assets under management increased on a net basis by $73 million for the quarter ended June 30, 2025 due to market appreciation of $49 million, the impact of currency fluctuations in non-US dollar denominated classes of investment funds of $23 million and net investor inflows of $1 million.

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

Summary cash flow data is as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$(49,267)	$28,623
Investing activities	2,109	(640)
Financing activities	(4,315)	(8,662)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(51,473)	19,321
Cash, cash equivalents and restricted cash at beginning of period	325,703	347,057
Cash, cash equivalents and restricted cash at end of period	$274,230	$366,378

We require relatively low levels of capital expenditures and have a highly variable cost structure where costs increase and decrease based on the level of revenues we receive. Our revenues, in turn, are highly correlated to the level of AUM and to investment performance. We anticipate that our available liquid assets should be sufficient to meet our cash requirements as we build out our operating business. At June 30, 2025, we had cash and cash equivalents of $249.4 million, Investments in U.S. Treasury Bills of $143.1 million and $187.5 million of investments net of securities sold, not yet purchased of $7.2 million. Included in cash and cash equivalents as of June 30, 2025 is $18.0 million which is held by consolidated investment funds and may not be readily available for the Company to access.

Net cash used in operating activities was $49.3 million for the six months ended June 30, 2025. Operating cash flows in 2025 are driven by $56.6 million of net increases in securities and adjustments for noncash items, primarily gains on investments securities and partnership investments and deferred taxes of $31.4 million. These uses were offset partially by our net income of $26.4 million, $7.6 million of net receivables/payables and net distributions from investment partnerships of $4.7 million. Net cash provided by investing activities was $2.1 million primarily due to proceeds from sales of securities of $1.2 million and return of capital on securities of $1.0 million, partially offset by purchases of securities of $0.1 million. Net cash used in financing activities was $4.3 million resulting primarily from stock buyback payments of $2.2 million and dividends paid of $2.1 million.

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

PART II:   Other Information

ITEM 1:    Legal Proceedings

Currently, we are not subject to any legal proceedings that individually or in the aggregate involved a claim for damages in excess of 10% of our consolidated assets. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. However, management believes such matters, both those that are probable and those that are reasonably possible, are not material to the Company’s condensed consolidated financial condition, operations, or cash flows at June 30, 2025. See also Note 10, Guarantees, Contingencies and Commitments, to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A:   Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2:          Unregistered Sales of Equity Securities And Use Of Proceeds

The following table provides information for our repurchase of our Class A Stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share, net of Commissions	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
04/01/25 - 04/30/25	7,796	$34.48	7,796	306,734
05/01/25 - 05/31/25	5,211	37.04	5,211	301,523
06/01/25 - 06/30/25	8,234	38.14	8,234	293,289
Totals	21,241	$36.53	21,241

ITEM 5:   Other Information

During the six months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Date: August 7, 2025